Form 10-Q
period 1996-09-30
ADVANCED RADIO TELECOM CORP
filed 1996-12-23
CIK 1010286

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[MARK ONE]

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD FROM                       TO
                               ---------------------    ---------------------

                   COMMISSION FILE NUMBER:       0 -21091
                                           -------------------
                          ADVANCED RADIO TELECOM CORP.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                        52-1348016
------------------------                      ---------------------------------
(STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                      500 - 108TH AVENUE N.E., SUITE 2600
                           BELLEVUE, WASHINGTON  98004

                                 (206)  688-8700
                         (REGISTRANT'S TELEPHONE NUMBER)
                      ------------------------------------
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR END
                          IF CHANGED SINCE LAST REPORT)

INDICATE BY CHECKMARK WHETHER THE REGISTRANT: (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X   NO
                                                -----    -----
     STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF DECEMBER 16 , 1996: 13,559,420
                                         ----------

                          ADVANCED RADIO TELECOM CORP.
                                    FORM 10-Q

                                TABLE OF CONTENTS


                                                                          PAGE

PART I.      Financial Information

   ITEM 1.   Financial Statements

             Unaudited Condensed Consolidated Balance Sheets -
                September 30, 1996 and December 31, 1995                     3

             Unaudited Condensed Consolidated Statements
                of Operations - for the nine months ended
                September 30, 1996 and 1995 and for the
                three months ended September 30,  1996 and 1995              4

             Unaudited Condensed Consolidated Statements of
                of Stockholders' Deficit for the nine months ended
                September 30, 1996                                           5

             Unaudited Condensed Consolidated Statements of
                Cash Flows - for the nine months ended September 30,
                1996 and 1995                                                6

             Notes to Unaudited Condensed Consolidated
                Financial Statements                                    7 - 15

   ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    16 - 24

PART II.     OTHER INFORMATION

   ITEM 1.   Legal Proceedings                                              25

   ITEM 2.   Changes in Securities                                          25

   ITEM 3.   Defaults Upon Senior Securities                                25

   ITEM 4.   Submission of Matters to a Vote of Security Holders            25

   ITEM 5.   Other Information                                              25

   ITEM 6.   Exhibits and Reports on Form 8-K                               25

ITEM 1.   FINANCIAL STATEMENTS

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (NOTE 1)
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                                       September 30,     December 31,
                                      ASSETS                               1996              1995
Current assets:
  Cash and cash equivalents                                           $     752,368     $     633,654
  Accounts receivable                                                        78,645           -
  Other current assets                                                      140,227            52,325
                                                                      -------------     -------------

       Total current assets                                                 971,240           685,979

Restricted cash                                                           1,000,000           -
Property and equipment, net                                              11,019,217         3,581,561
Equity investment                                                           285,000           285,000
FCC licenses, net                                                         4,276,780         4,235,734
Deferred financing costs                                                  2,343,087           778,897
Deposits                                                                    463,036           284,012
Other assets                                                                183,637            25,376
                                                                      -------------     -------------

       Total assets                                                   $  20,541,997     $   9,876,559
                                                                      -------------     -------------
                                                                      -------------     -------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                            $  11,154,608     $   3,694,489
  March Bridge Notes                                                      4,243,784           -
  CommcoCCC Notes                                                         2,827,836           -
  September Bridge Notes                                                  2,203,559           -
  Current portion of long-term debt                                       1,242,126           -
                                                                      -------------     -------------

       Total current liabilities                                         21,671,913         3,694,489

Convertible notes payable                                                   -               4,950,000
Equipment financing note payable                                            927,796           -
Note payable to EMI                                                         937,500         1,500,000
                                                                      -------------     -------------

       Total liabilities                                                 23,537,209        10,144,489
                                                                      -------------     -------------

Commitments and contingencies

Redeemable preferred stock, $.01 par value, 1 share issued and
  outstanding, December 31, 1995                                            -                  44,930
                                                                      -------------     -------------
Stockholders' deficit:
  Serial preferred stock, $.001 par value, 920,951 and 488,492 shares
    issued and outstanding, respectively                                        921               488
  Common stock, $.001 par value, 6,586,958 and 6,467,320 shares
    issued and outstanding, respectively                                      6,587             6,467
  Additional paid-in capital                                             20,745,714         3,050,242
  Accumulated deficit                                                   (23,748,434)       (3,370,057)
                                                                      -------------     -------------

          Total stockholders' deficit                                    (2,995,212)         (312,860)
                                                                      ------------      -------------

             Total liabilities and stockholders' deficit              $  20,541,997     $   9,876,559
                                                                      -------------     -------------
                                                                      -------------     -------------

The accompanying notes are an integral part of the financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (NOTE 1) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 AND
   FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                           Nine Months Ended                   Three Months Ended
                                             September 30,                        September 30,
                                    -------------------------------      -----------------------------
                                         1996              1995              1996              1995

Service revenue                     $     125,013      $    -            $     63,493      $   -
                                    -------------      ------------      ------------      -----------

Expenses:
  Selling, general and
    administrative                     16,942,052           987,367         3,640,254          622,611
  Market development                    1,053,000           -                 -                -
  Research and development                666,406           -                 145,000          -
  Depreciation and amortization           504,462            15,407           226,087            9,353
  Interest expense, net                 1,337,470             1,539           758,665              664
                                    -------------      ------------      ------------      -----------

      Total expenses                   20,503,390         1,004,313         4,770,006          632,628
                                    -------------      ------------      ------------      -----------

        Net loss                    $ (20,378,377)     $ (1,004,313)     $ (4,706,513)     $  (632,628)
                                    -------------      ------------      ------------      -----------
                                    -------------      ------------      ------------      -----------

Pro forma net loss per share        $       (2.15)
                                    -------------
                                    -------------

Pro forma weighted average
  number of shares of common
  stock outstanding                     9,470,545
                                    -------------
                                    -------------

The accompanying notes are an integral part of the financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF
   STOCKHOLDERS' DEFICIT (NOTE 1)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


                                                                                                                   SERIAL
                                                                                                  COMMON         PREFERRED
                                                                                                  STOCK            STOCK
                                                                                                  ------         ---------

 SHARES
 ------
 Balance at December 31, 1995                                                                   6,529,975        488,492
 Issuance of Series E preferred stock                                                                            232,826
 Shares issued to reflect anti-dilution adjustments                                                56,983        150,740
 Issuance of Series F preferred stock                                                                             48,893
                                                                                                ---------        -------



 Balance at September 30, 1996                                                                  6,586,958        920,951
                                                                                                ---------        -------
                                                                                                ---------        -------


                                                                      SERIAL    ADDITIONAL
                                                      COMMON        PREFERRED     PAID-IN     ACCUMULATED
                                                       STOCK          STOCK       CAPITAL       DEFICIT          TOTAL
                                                    ---------       ---------  -----------   ------------    ------------


 AMOUNTS
 Balance at December 31, 1995                       $  6,530        $   488    $ 3,050,179   $ (3,370,057)   $  (312,860)

 Issuance of Series E preferred
     stock                                                              233      4,672,953                     4,673,186
 Shares issued to reflect anti-
     dilution adjustments                                57             151           (208)
 Issuance of Series F preferred
     stock and warrants in exchange
     for cash and the Strategic
     Distribution Agreement, net
     of expenses of $150,000                                             49      3,402,951                     3,403,000
 Increase in additional paid-in
     capital as a result of the                                                  6,795,514                     6,795,514
     release of escrow shares
 Value ascribed to the March
     Bridge Warrants                                                             1,050,000                     1,050,000
 Value ascribed to the equipment
     financing warrants                                                            484,937                       484,937
 Value ascribed to the
     CommcoCCC Warrants                                                            319,514                       319,514
 Value ascribed to the
     September Bridge Warrants                                                     260,937                       260,937
 Accrued stock option
     compensation                                                                  708,937                       708,937
 Net loss                                                                                     (20,378,377)   (20,378,377)
                                                    --------        -------   ------------   ------------    -----------

 Balance at September 30, 1996                      $  6,587        $   921   $ 20,745,714   $(23,748,434)   $(2,995,212)
                                                    --------        -------   ------------   ------------    -----------
                                                    --------        -------   ------------   ------------    -----------



The accompanying notes are an integral part of the financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 1) FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995



                                                                                            1996           1995

 Cash flows from operating activities:
   Net loss                                                                           $  (20,378,377) $  (1,004,313)
                                                                                      --------------  -------------
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                          504,462         15,407
      Noncash interest expense                                                               632,994
      Noncash compensation expense                                                         7,504,452
      Noncash market development expense                                                   1,053,000
      Writeoff of deferred financing costs                                                 1,248,000
      Changes in operating assets and liabilities:
         Other current assets                                                                (87,902)
         Accounts receivable                                                                 (78,645)
         Accounts payable and accrued liabilities                                            805,179        238,615
         Deposits                                                                           (179,024)
                                                                                      --------------  -------------


            Net cash used in operating activities                                         (8,975,861)      (750,291)
                                                                                      --------------  -------------



 Cash flows from investing activities:
   Additions to property and equipment                                                    (4,241,470)       (57,120)
   Restricted cash                                                                        (1,000,000)
   Additions to FCC licenses                                                                (112,131)      (175,000)
   Additions to other assets                                                                (165,185)
   Investment in ART West                                                                                  (187,500)
                                                                                      --------------  -------------
            Net cash used in investing activities                                         (5,518,786)      (419,620)
                                                                                      --------------  -------------
 Cash flows from financing activities:
   Proceeds from issuance of common stock                                                                     1,040
   Proceeds from issuance of serial preferred stock                                        2,500,000      1,311,616
   Proceeds from issuance of March Bridge Notes                                            5,000,000
   Proceeds from issuance of the equipment financing note payable                          2,445,000
   Proceeds from issuance of CommcoCCC Notes                                               3,000,000
   Proceeds from issuance of September Bridge Notes                                        2,450,000
   Principal payments made on the equipment financing note payable                          (437,407)
   Stock issuance costs                                                                     (150,000)       (66,366)
   Additions to deferred financing costs                                                    (194,232)
                                                                                      --------------  -------------

            Net cash provided by financing activities                                     14,613,361      1,246,290
                                                                                      --------------  -------------

 Net increase in cash and cash equivalents                                                   118,714         76,379
 Cash and cash equivalents at beginning of period                                            633,654          5,133
                                                                                      --------------  -------------

 Cash and cash equivalents at end of period                                           $      752,368  $      81,512
                                                                                      --------------  -------------
                                                                                      --------------  -------------


 Supplemental cash flow information:
   Interest paid                                                                      $      281,062
   Noncash financing and investing activities:
      Additions to property and equipment                                                  6,260,000
      Exchange of Advent Notes for series E preferred
         stock, net of deferred financing costs                                            4,673,186
      Value ascribed to warrants reflected as paid-in capital                              2,115,388
      Accrued deferred financing costs                                                     1,784,300
      Conversion of note payable and interest to common stock                                         $      75,250
      Investment in ART West                                                                                 25,000

The accompanying notes are an integral part of the financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   THE COMPANY AND BASIS OF PRESENTATION:

     THE COMPANY
     Advanced Radio Telecom Corp. ("ART" and, collectively with its subsidiaries, the "Company"), formerly named Advanced Radio Technologies Corporation, was organized as a Delaware corporation on August 23, 1993 to develop, market and provide broadband wireless digital telecommunication and information services throughout the United States. The Company's business objective is to organize and finance local operating facilities, establish strategic alliances with other businesses, acquire new wireless telecommunications technologies, and market broadband wireless services to telecommunications service providers and end users.

     ART Licensing Corp. ("Telecom"), formerly named Advanced Radio Telecom Corp. and Advanced Radio Technology Ltd., was incorporated in Delaware on March 28, 1995, with one of its initial objectives to acquire certain 38 GHz licenses.

     On October 11, 1996, ART, Telecom and a wholly owned subsidiary of ART ("Merger Sub") entered into a revised merger agreement, which provided for the merger of Merger Sub into Telecom (the "Merger"). The Merger was completed on October 28, 1996 and Telecom, through the Merger, became a wholly owned subsidiary of ART (see Note 2). The Merger was accounted for as a transfer of entities under common control which is similar to the accounting for a pooling of interests, and the financial statements of prior periods have been restated. All transactions and balances between ART and Telecom have been eliminated.

     BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of September 30, 1996 and the consolidated results of its operations and its consolidated cash flows for the nine and three months ended September 30, 1996 and 1995.

     Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 1995 audited financial statements of ART and Telecom and notes thereto.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

1.   THE COMPANY AND BASIS OF PRESENTATION, CONTINUED:

     BASIS OF PRESENTATION, CONTINUED

     The financial statements have been prepared on the going concern basis of accounting, which contemplates realization of assets and liquidation of liabilities in the ordinary course of business. The Company has limited financial resources, incurred operating losses since inception and does not expect to recognize material operating revenues until the further deployment of its commercial services, which commenced in fiscal 1996. The Company estimates that revenues in 1996 and 1997 will not be sufficient to fund its operating expenses, capital expenditures and other working capital needs. The Company's continued funding of its operating expenses, working capital needs and contractual commitments is dependent upon its ability to raise financing. During November 1996, the Company completed an initial public offering of equity securities, raising $34,500,000 before expenses. In connection with the initial public offering, the Company obtained a commitment to borrow up to $50 million through the issuance of Senior Secured Notes (see Note 8). The proceeds from the initial public offering were used to repay the March Bridge Notes, the CommcoCCC Notes and the September Bridge Notes and partially fund the acquisition of the remaining 50% interest in ART West. Management believes that, based upon its current business plans, the funds received from the initial public offering and available under the Senior Secured Notes commitment are sufficient to enable the Company to continue as a going concern at least through December 31, 1997.

2.   MERGER AND PUBLIC OFFERING:

     In connection with the formation of Telecom, the stockholders of ART and Telecom entered into a stockholders' agreement dated May 8, 1995 (the "Stockholders' Agreement"), which provided for the merger of ART and Telecom once approval from the Federal Communications Commission ("FCC") was granted. On February 2, 1996, ART, Telecom and their respective stockholders agreed to an amendment and restatement of the Stockholders' Agreement providing for (i) termination effective on the closing of a public share offering, (ii) amendment and restatement of the Certificate of Incorporation and reorganization of the capital structure of Telecom; (iii) the exchange of the convertible notes payable and one share of redeemable preferred stock for shares of serial preferred stock of Telecom; (iv) revision of provisions for election of directors; (v) amendment and restatement of ART's registration rights agreements; (vi) release of shares escrowed in connection with the original Stockholders' Agreement; and (vii) approval of the definitive merger agreement.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

2.   MERGER AND PUBLIC OFFERING, CONTINUED:

     The definitive merger agreement, as entered into February 2, 1996, and subsequently restated and amended on June 26, 1996 and October 11, 1996 (the "Merger Agreement") provided for the merger of Merger Sub into Telecom subject to certain conditions, including the receipt of FCC approval. FCC approval was received and, on October 28, 1996, the Merger was completed. As a result, Telecom became a wholly owned subsidiary of the Company. In connection with the Merger, each outstanding share of each series of Telecom's serial preferred stock was converted into a share of a similar series of the Company's preferred stock. Upon completion of the initial public offering in November 1996, all shares of all series of the Company's preferred stock (920,951) automatically converted into 4,353,587 shares of the Company's common stock. The Merger Agreement also provided for the assignment of Telecom's interests in all of its agreements, including the various services agreements, employment agreements, equipment purchase agreements and purchase option agreements, to the Company. Further, the holders of warrants to purchase an aggregate of 924,413 shares of Telecom common stock are entitled to purchase an equal number of shares of the Company's common stock. Employee stock options to purchase 816,970 shares of Telecom's common stock were replaced by stock options to purchase an equal number of shares of common stock of the Company. The terms of the warrants and stock options are similar except that the exercise price of the warrants and stock options and the number of shares subject thereto, have been adjusted on a proportional basis to reflect the 1 for 2.75 reverse stock split (see Note 9).


3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     CONSOLIDATION

     The consolidated financial statements include all majority owned subsidiaries in which the Company has the ability to exercise control. All intercompany transactions have been eliminated in consolidation. During 1996, the Company incorporated two wholly owned subsidiaries, Advanced Radio Telecom AB and Advanced Radio Telecom Ltd. for its planned European operations in the future. There have been no operations by these two subsidiaries to date.

     FINANCING COSTS

     Direct costs associated with obtaining financing are deferred and charged to interest expense using the effective interest rate method over the term of the debt or, in the case of equity, charged to additional paid-in capital. Deferred costs associated with unsuccessful financings are charged to expense. The Company charged approximately $1,248,000 to expense during the nine months ended September 30, 1996 associated with its unsuccessful public debt offering.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     FCC LICENSES

     The Company has obtained radio spectrum rights under FCC issued licenses throughout the United States through the purchase of such rights held by others and by petitioning the FCC directly. The costs associated with the acquisition of such licenses, including the cost of perfecting such licenses pursuant to FCC requirements, are capitalized and amortized on a straight-line basis over a 40 year period upon commencement of operations in the related market.

     PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. As of September 30, 1996, approximately $1.4 million out of a total of $9.7 million of wireless transmission equipment has been placed into service.

     DEVELOPMENT STAGE ENTERPRISE

     During the three months ended September 30, 1996, the Company perfected substantially all of its licenses and commenced commercial operations. Accordingly, the Company is no longer considered to be in the development stage. Prior to July 1, 1996, the Company was considered to be in the development stage. Such change in classification of the Company had no impact on net loss or stockholders' deficit for any periods presented.


4.   NET LOSS PER SHARE:

     Historical net loss per share is computed based on the loss for the period divided by the weighted average number of shares of common stock outstanding during the period. Historical net loss per share and the weighted average number of shares of common stock outstanding are as follows:
                                      For the Nine Months   For the Three Months
                                      Ended September 30,   Ended September 30,
                                      -------------------   --------------------
                                         1996      1995       1996       1995



  Net loss per share                  $    3.10  $    0.18  $    0.71 $    0.09
                                      ---------  ---------  --------- ---------
                                      ---------  ---------  --------- ---------
  Weighted average number of shares
     of common stock outstanding      6,580,627  5,721,111  6,586,958 6,761,111
                                      ---------  ---------  --------- ---------
                                      ---------  ---------  --------- ---------


     The Securities and Exchange Commission requires that potentially dilutive instruments issued within one year prior to an initial public offering at exercise prices below the initial public offering price be treated as outstanding for all periods presented in the public offering prospectus. Accordingly, an additional 2,889,918 shares are reflected in the weighted average number of shares of common stock outstanding in computing the unaudited pro forma net loss per share for the nine months ended September 30, 1996.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

5.   CONVERTIBLE NOTES PAYABLE:

     On February 2, 1996, the Company and several entities affiliated with Advent International Corp. (collectively, "Advent") entered into an exchange agreement under which the convertible notes payable to Advent, including accrued interest, and the one share of ART's redeemable preferred stock held by Advent were exchanged for 232,826 shares of serial preferred stock of Telecom (converted into 1,100,632 shares of common stock of the Company concurrent with the initial public offering). As a result, the notes payable by the Company to Advent were canceled and the related interest forgiven.


6.   EQUITY INVESTMENT:

     The Company accounts for its 50% interest in the ART West joint venture under the equity method. In June 1996, the Company agreed to acquire the remaining 50% ownership interest in ART West held by Extended Communications Inc. ("Extended") for $6 million in cash upon consummation of public equity and debt offerings with aggregate net proceeds of $125 million and receipt of FCC approval. In addition, the Company entered into a ten-year management agreement which, effective June 1, 1996, replaced the services agreement with ART West with an arrangement whereby the Company agreed to construct, operate, and manage the ART West systems in exchange for a license fee equal to 10% of recurring operating revenues. During November 1996, upon completion of its initial public offering, the Company made a $3 million nonrefundable payment to Extended pursuant to the acquisition agreement.


7.   COMMCOCCC ASSET ACQUISITION:

     During July 1996, the Company entered into an agreement with CommcoCCC, Inc. ("CommcoCCC") to acquire CommcoCCC's interests in certain 38 GHz FCC authorizations (the "CommcoCCC Assets") in exchange for 6,000,000 shares of common stock of the Company. The acquisition of the CommcoCCC Assets is subject to various conditions including (i) minimum population coverage of the authorizations of the Company and CommcoCCC, (ii) receipt of final FCC and other approvals, (iii) receipt by CommcoCCC of an opinion as to the tax-free nature of the transaction, (iv) the accuracy of representations and warranties except for breaches that do not have in the aggregate a material adverse effect, (v) no pending or threatened material litigation,
     (vi) consummation of a public equity offering and a debt offering on terms reasonably satisfactory to CommcoCCC, and (vii) other customary closing conditions. Pending the completion of the acquisition, the Company has agreed to construct, manage and operate the CommcoCCC Assets. Under the management agreement, CommcoCCC is obligated to reimburse the Company up to $100,000 of operating expenses, which obligation is canceled upon consummation of the acquisition.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

7.   COMMCOCCC ASSET ACQUISITION, CONTINUED:

     The Company has given a stockholder ("Commco LLC") of CommcoCCC an option (the "Option") to purchase FCC authorizations in specified market areas in which the Company will have more than one authorization. The Option is exercisable only in the event that the CommcoCCC Acquisition is consummated and Commco LLC receives authorizations pursuant to pending applications covering a minimum specified population and expires in August 1997. The price of authorizations to be purchased under the Option is based upon a formula that considers the market price of the Company's common stock on the date of exercise.

     In connection with the agreement to acquire the CommcoCCC Assets, certain stockholders of CommcoCCC loaned the Company $3 million in cash in exchange for notes due September 30, 1996 (the "CommcoCCC Notes") with interest at the prime rate and received three year warrants to purchase 18,182 shares of Common Stock at a price of $15.00 per share, as adjusted and after giving effect to anti-dilution adjustments. As a result of a delay in the September 30, 1996 repayment, the Company obtained waivers from the lenders to extend the payment terms. In exchange, the Company issued additional warrants to purchase 69,091 shares of the Company's common stock at a price of $15.00 per share (as adjusted after giving effect to anti-dilution adjustments) and increased the interest rate to 14.75%. During
     November 1996, the Company repaid the principal balance and accrued interest with proceeds from the initial public offering.


8.   FINANCINGS:

     AMERITECH FINANCING

     On February 2, 1996, Telecom sold 48,893 shares of serial preferred stock (converted into 231,131 shares of common stock of the Company concurrent with the initial public offering) for an aggregate purchase price of $2.5 million to Ameritech Development Corporation ("Ameritech"). In addition, Telecom entered into a strategic distribution agreement with Ameritech Corp., the parent of Ameritech, and, as partial consideration, granted warrants to Ameritech to purchase up to 318,959 shares of common stock at a nominal price per share, exercisable on February 2, 1996 through February 2, 2006. The Company recorded the value of $1,053,000 ascribed to the strategic distribution agreement as market development expense in the first quarter of 1996. The Company incurred fees of $150,000 in connection with this transaction. On December 5, 1996, Ameritech surrendered its warrants to purchase 318,959 shares of common stock in full exercise of the warrants and was issued 318,374 shares of common stock by the Company.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

8.   FINANCINGS, CONTINUED:

     MARCH BRIDGE FINANCING

     On March 8, 1996, the Company issued in a private placement a portion of which was issued to certain holders of serial preferred stock, $5,000,000 of two year, 10% notes, interest payable on a semi-annual basis, and warrants to purchase up to an aggregate of 400,000 shares of common stock at a price of $17.1875 per share. During November 1996, the Company repaid the principal balance and accrued interest with proceeds from the initial public offering.

     EQUIPMENT FINANCING

     On April 29, 1996, the Company completed a $2,445,000 equipment financing for the purchase of wireless transmission equipment. The Company issued a $2,445,000 promissory note, payable in 24 monthly installments of $92,694 with a final payment of $642,305 due April 29, 1998. In connection with the equipment financing, the Company issued five year warrants to purchase up to an aggregate of 118,181 shares of common stock and paid $225,000 in fees to certain stockholders to partially guarantee the equipment financing. In addition, the Company was required to invest $1,000,000 in a certificate of deposit assigned to the lender as collateral. The $1,000,000 is reflected as restricted cash in the balance sheet.

     SEPTEMBER BRIDGE FINANCING

     During September and October, 1996, the Company issued in a private placement, a portion of which was issued to certain stockholders, $4,000,000 in notes due March 1998 with interest at 14.75%, payable quarterly, and warrants to purchase 116,363 shares of common stock at a purchase price of $15.00 per share, as adjusted after giving effect to anti-dilution adjustments. During November 1996, the Company repaid the principal balance and accrued interest with proceeds from the initial public offering.

     CIBC FINANCING

     During November 1996, the Company entered into agreements with certain lenders which provide for the issuance of up to $50.0 million of Senior Secured Notes, at any time at the Company's option through February 10, 1997. The initial interest rate on the Senior Secured Notes is 12.5%, which rate increases by 0.50% three months after the closing of the initial public offering and by an additional 0.50% for each three-month period thereafter. The Senior Secured Notes are due in full in November 1998.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

8.   FINANCINGS, CONTINUED:

     CIBC FINANCING, CONTINUED

     The Senior Secured Notes are to be collateralized by a first priority security interest in substantially all the assets of the Company, including a pledge of the Company's stock in its subsidiaries. The Senior Secured Notes contain covenants that restrict the ability of the Company to pay dividends and make other restricted payments, to incur additional debt, guarantees and liens, to sell its assets, to enter into mergers and consolidations, to conduct sale and leaseback transactions and to enter into affiliate transactions, among other restrictions.

     Upon completion of the initial public offering, the Company delivered warrants to purchase 299,488 shares of common stock of the Company at a nominal exercise price. The Company also is committed to deliver additional warrants to purchase 1.5% of the fully diluted common stock upon the first draw down of the Senior Secured Notes. If the Senior Secured Notes are outstanding six months after the initial public offering, the Company shall issue to the lenders additional warrants to purchase 3% of the fully diluted common stock, and an additional 3% for each additional six month period such notes are outstanding.

     In connection with the CIBC Financing, the Company paid placement and commitment fees and other expenses of approximately $1.9 million and is obligated to pay approximately $1.8 million upon the drawdown of the Senior Secured Notes.

 9.  STOCKHOLDERS' DEFICIT:

     On May 30, 1996, the Board of Directors authorized a 29,450.16 for 1 stock split, increased the number of authorized shares of preferred stock and common stock to 10,000,000 and 100,000,000, respectively, and changed the par value of common stock from $.01 to $.001. On October 11, 1996, the Board of Directors authorized a 1 for 2.75 reverse stock split of shares of common stock issued and outstanding. All references to the number of shares and per share amounts in the accompanying financial statements have been restated to reflect the stock split and the reverse stock split, unless otherwise indicated.

     Pursuant to a February 2, 1996 reorganization, the terms of the escrow shares arrangement were terminated and all of the remaining escrow shares thereunder were released to the stockholders of the Company. The related compensation expense of $6,795,514, based on the then estimated fair value of the escrow shares was recognized, the effect of which was recorded as additional paid-in capital.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

10.  RELATED PARTY TRANSACTION:

     In November 1996, Landover Holdings Corporation ("LHC"), one of the principal stockholders of the Company was paid an aggregate of approximately $300,000 in conjunction with various services provided in connection with certain acquisitions under the consulting agreement with LHC.


11.  COMMITMENTS AND CONTINGENCIES:

     DCT AGREEMENT


     During April 1996, the Company entered into an agreement with DCT Communications, Inc. ("DCT") (the "DCT Agreement") to acquire DCT's interest in certain FCC authorizations and licenses in exchange for $3.6 million in cash, of which the Company paid a deposit of $100,000. The DCT Agreement provided, among other things, that if the Company failed to obtain debt or equity proceeds in an amount at least equal to $3.6 million by August 31, 1996, the DCT Agreement would terminate and DCT could retain the $100,000 deposit. DCT has alleged that the Company has failed to satisfy this provision. The Company believes that it has satisfied such provision through its financings, however, there can be no assurance as to the outcome of such dispute and therefore no assurance that the Company will consumate this acquisition.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company provides wireless broadband telecommunications services using point-to-point microwave transmissions primarily in the 38 GHz portion of the radio spectrum. The Company is seeking to address the growing demand for high speed, high capacity digital telecommunications services on the part of business and government end users who require cost effective, high bandwidth local access to voice, video, data and Internet services.

The following discussion and analysis is based upon the combined financial statements of ART and Telecom, as restated to reflect the merger in October 1996.

The following discussion includes certain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to the continued development of the Company's business, actions of regulatory authorities and competitors, and other factors that could cause actual results to differ materially from the forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

OVERVIEW

The Company's business commenced in 1993, and the Company has generated only nominal revenues from operations to date. The Company's primary activities have focused on the acquisition of wireless construction permits (authorizations for facilities that are not yet constructed) and licenses (authorizations for facilities that are constructed), the hiring of management and other key personnel, the raising of capital, the acquisition of equipment and the development of its operating and support systems and infrastructure, the construction of systems to perfect its licenses and commencement of commercial operations. The Company has obtained radio spectrum rights under FCC - issued licenses and construction permits throughout the United States by applying to the FCC directly and through the purchase of such rights held by others. The Company's ability to provide commercial services on a widespread basis and to generate positive operating cash flow will depend on its ability, among other things, to (i) deploy its 38 GHz technology on a market-by-market basis, (ii) attract and retain an adequate customer base, (iii) successfully develop and deploy its operational and support systems and (iv) acquire appropriate sites for its operations. Proper management of the Company's anticipated growth and quality of its service will require the Company to expand its technical, accounting and internal management systems at a pace consistent with the Company's planned business roll-out. This roll-out will require substantial capital expenditures. See "--Liquidity and Capital Resources".

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED


OVERVIEW, CONTINUED

The Company has experienced significant operating and net losses and negative operating cash flow in connection with the development and deployment of its wireless broadband services and systems and expects to continue to experience operating and net losses and negative operating cash flow until such time as it develops a revenue-generating customer base sufficient to fund operating expenses attributable to the Company's wireless broadband operations. The Company expects to achieve positive operating margins over time by (i) increasing the number of revenue generating customers and responding to growing demand for capacity among its customers without significantly increasing related hardware and roof rights costs and (ii) inducing other telecommunications service providers to utilize and market the Company's wireless broadband services as part of their own services, thereby reducing the Company's related marketing costs. The Company anticipates that operating revenues will increase in 1996; however, the Company also expects that operating and net losses and negative operating cash flow will increase as the Company implements its growth strategy and that, under its current business plan, operating and net losses and negative operating cash flow will continue at least through fiscal 1998. Accordingly, the Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. See "--Liquidity and Capital Resources."

ACQUISITION, BUSINESS DEVELOPMENT AND CAPITAL EXPENDITURES

From inception through September 30, 1996, the Company has invested an aggregate of $4.3 million to obtain interests in FCC authorizations and licenses, including those acquired from EMI, and invested $285,000 in the ART West Joint Venture. From inception through September 30, 1996, expenditures for property and equipment have totaled $11.4 million. In addition, the Company has incurred significant other costs and expenses in the development of its business and has recorded cumulative losses from inception through September 30, 1996 of approximately $23.7 million, including $9.6 million of non-cash compensation and marketing expenses, and used cash in operating activities of approximately $10.6 million. The Company has agreed to acquire, subject to FCC approval and other conditions, additional FCC authorizations and licenses for an aggregate purchase price of $9.6 million in cash and 6,000,000 shares of the Company's common stock. The Company may, when and if the opportunity arises, acquire other spectrum rights and, potentially, related businesses, incur expenses in the development of new technologies and expand its wireless broadband services into new market areas.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

ACQUISITION, BUSINESS DEVELOPMENT AND CAPITAL EXPENDITURES, CONTINUED

The recoverability of property and equipment and intangible assets representing FCC authorizations is dependent upon the successful development of systems in each of the respective markets, or through sale of such assets. Management estimates that it will recover the carrying amounts of those assets from cash flow generated by the systems once they have been developed. However, it is possible that such estimates will change as a result of any failure by the Company to develop its FCC authorizations on a timely basis, or due to technological, regulatory or other changes. The Company anticipates that it will fund approximately $1.0 million of research and development activities pursuant to a letter of intent with Helioss Communications Corporation. Although the Company does not have other material commitments to fund research and development or to make investments in other companies, the Company expects to incur additional research and development expenses and to make other such investments from time to time.

In October 1996, the Company entered into a binding letter of intent with Advantage Telecom, Inc. ("ATI"), a Canadian company which has applied for licenses to provide 38 GHz service in 66 major markets in Canada covering a population of at least 21 million. Upon consummation of the transactions described in the letter of intent, ART will hold a substantial direct and indirect minority interest in ATI and will be a party to a services agreement with ATI pursuant to which ART will construct and operate radio systems based upon licenses granted to ATI and subject to control by ATI. The Company incurred up to approximately $300,000 of expenses under the letter of intent through September 30, 1996, and ATI is responsible for securing any additional funding necessary to construct the radio systems. Due to current uncertainty in Canada's licensing policy, there can be no assurance that ATI will be granted these licenses or that, if granted, ATI will obtain the funding necessary to construct the radio systems.

On September 29, 1996 the Company entered into a shareholders agreement with Trond Johannessen, pursuant to which the Company anticipates eventually obtaining licenses and offering its wireless broadband services through separate subsidiaries in the 17 countries comprising the European Union. The Company has caused to be formed subsidiaries in Sweden and the United Kingdom for this purpose. Under the shareholders' agreement, in consideration for services to be rendered and his proportionate share of the formation costs, Mr. Johannessen is entitled to receive a 20% interest in the initial shareholdings in certain of the subsidiaries in each country, prior to significant funding of each subsidiary. The Company has no further commitment to fund any such subsidiary. Mr. Johannessen is also a consultant to the Company, for which he receives monthly payments of $6,500 plus expenses. The Company is seeking but has not yet received any operating licenses, strategic alliances or customer commitments in Europe. Although each member nation of the European Economic Community is required pursuant to a directive of the European Commission to open its telecommunications markets to competition over the next several years, the timing and extent of a

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED


ACQUISITION, BUSINESS DEVELOPMENT AND CAPITAL EXPENDITURES, CONTINUED

relaxation in entry barriers and the degree of cooperation from the incumbent service providers in such areas as interconnection to customers and the public networks is unknown. There can be no assurance that the Company will be able to acquire the licenses necessary in each European country, to finance and implement its business plan or to operate in any country on a profitable basis.

The Company entered into a management consulting agreement in November 1995 with Landover Holdings Corporation ("LHC") to provide strategic planning, corporate development and general management services. Under the agreement, which terminated concurrent with the initial public offering, the Company paid LHC $35,000 per month for an initial one year term. In 1995 the Company paid $140,000 to LHC for consulting services and $391,750 for expenses in connection with the $7.0 million investment made under the LHC Purchase Agreement. In December 1996, LHC also received approximately $300,000 as a fee in connection with various consulting services performed under the management consulting agreement.

RESULTS OF OPERATIONS

The Company has generated revenue of $130,806 from operations since inception. From inception through September 30, 1996, the Company has incurred aggregate expenses of approximately $24.0 million, including $9.6 million of non-cash compensation and marketing expenses. The remaining expenses consist of compensation and benefits, sales and marketing expenses, consulting and legal fees, facilities expenses, systems development costs, management consulting expenses and depreciation and amortization related to building the Company's business infrastructure and marketing its wireless broadband services and net interest expense. The Company expects to continue to generate increased revenues; however, the Company expects that it will not achieve profitable operations at least through fiscal 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO SEPTEMBER 30, 1995

Revenue for the nine months ended September 30, 1996 was $125,013 compared to no revenue in 1995. The increase in revenues was due to service revenues earned from wireless broadband telecommunications services provided by the Company.
As of September 30, 1996, the Company had 62 revenue generating radio links (single path point to point microwave) in service.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED


RESULTS OF OPERATIONS, CONTINUED

Operating expenses other than interest were $19.2 million for the nine months ended September 30, 1996 compared to $1.0 million in 1995. The increase was primarily due to $7.5 million of non-cash compensation expense, including $6.8 million arising from the termination of an arrangement with certain employees with respect to shares held in escrow pending achievement by the Company of certain performance goals under the escrow share arrangement and subsequent release of shares to such employees in connection with the reorganization of the capital of ART and Telecom effected on February 2, 1996, as well as higher general and administrative, market development, and research and development expenses. Excluding the non-cash compensation expense, general and administrative expenses increased primarily due to higher payroll and consulting costs relating to the ramp-up in operations of the Company. Market development expenses increased due to a non-cash marketing expense of $1.1 million related to the strategic distribution agreement with Ameritech dated April 29, 1996. Research and development costs were incurred as the Company initiated its research and development of microwave radio technology. The Company expects cash expenses for general and administrative, marketing and research and development activities to increase substantially in future periods, as the development and deployment of the Company's business continues.

Net interest expense was $1.3 million for the nine months ended September 30, 1996 compared to $1,539 in 1995. The increase in interest expense was primarily due to interest on (i) the $2.5 million Promissory Note (the "Equipment Note") issued by the Company on April 1, 1996 in favor of CRA, Inc. to evidence the Company's obligations under a $2.5 million equipment financing for the purchase from P-Com, Inc. of 38 GHz radio equipment, which note is payable in 24 monthly installments of $92,694 with a final payment of $642,305 due April 1, 1998, (ii) a $1.5 million three-year non-negotiable and non-transferable promissory note (the "EMI Note") issued by the Company in favor of EMI Communications, Inc. as partial consideration for the acquisition by the Company of EMI's thirty-two 38 GHz wireless broadband licenses and related assets in the northeastern United States, (iii) the $5.0 million principal amount of 10% unsecured notes issued by Telecom on March 8, 1996 (the "March Bridge Notes"), and (iv) the $3.0 million principal amount of subordinated secured bridge notes (the "CommcoCCC Notes") issued by the Company to stockholders of CommcoCCC, Inc. ("CommcoCCC"). The Company expects that the issuance of these notes and future financings will cause interest expense to increase substantially in future periods. The write-off of unamortized offering discount and deferred finance costs associated with the March Bridge Notes, the CommcoCCC Notes and the $4.0 million principal amount of 14.75% unsecured notes issued by the Company from August, 1996 to October, 1996 (the "September Bridge Notes") will result in a fourth quarter 1996 non-cash extraordinary loss of approximately $1.3 million due to repayment of such debt from the proceeds of the initial public offering.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES

The Company's operations have required substantial capital investment for the acquisition of FCC authorizations and related assets, the purchase of telecommunications equipment, staffing, and the development and expansion of the Company's infrastructure to support anticipated growth. From inception through September 30, 1996, the Company used $10.6 million of cash in its operating activities and $9.8 million of cash in its investing activities. These cash outflows were financed primarily through private equity and debt placements, including the issuance of convertible notes payable to the Advent partnerships which were converted into equity in February 1996. At December 31, 1995 the Company had a working capital deficit of $3.0 million and cash of $633,654, as compared to a working capital deficit of $20.7 million and cash of $752,368 at September 30, 1996.

In October 1996, the Company received the remaining $1,550,000 in cash (out of a total of $4.0 million) from the September Bridge Financing. During November and December 1996, the Company received approximately $34,500,000, before expenses, from its initial public offering and repaid the March Bridge Notes, the CommcoCCC Notes and the September Bridge Notes.

The Company's total assets increased from $9.9 million at December 31, 1995 to $20.5 million at September 30, 1996. Property and equipment, net of accumulated depreciation, comprised $3.6 million of total assets at December 31, 1995 and $11.0 million at September 30, 1996. FCC licenses and the investment in the ART West Joint Venture were $4.5 million at December 31, 1995 and $4.6 million at September 30, 1996.

Cash used in operating activities increased to $9.0 million for the nine months ended September 30, 1996 compared to $750,291 for the nine months ended September 30, 1995. The increase was primarily due to higher operating costs. Cash used in investing activities was approximately $5.5 million for the nine months ended September 30, 1996 compared to $419,620 for the nine months ended September 30, 1995. The increase was primarily due to additions to property and equipment. Cash provided by financing activities increased to $14.6 million in the nine months ended September 30, 1996 compared to $1.2 million in the nine months ended September 30, 1995. The increase was primarily due to the private equity placement with Ameritech and the issuance of the Equipment Note, the March Bridge Notes, the CommcoCCC Notes and the September Bridge Notes.

The Company does not currently manufacture, nor does it have or plan to develop the capability to manufacture, any of the wireless transmission equipment necessary to provide its services. Although there are a limited number of manufacturers who have, or are developing, equipment that would meet the Company's requirements, there can be no assurance that such equipment would be available to the Company on comparable terms or on terms more favorable than those included in its current arrangements in the event that such arrangements are terminated. Moreover, a change in vendors could cause a delay in the Company's ability to provide its services, which would affect future operating results adversely.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The Company has funded approximately $400,000 of research and development costs with American Wireless Corporation ("American Wireless") related to wireless transmission equipment through September 30, 1996. Vernon L. Fotheringham, the Chairman of the Company, is a director and a 6% shareholder of American Wireless. The Company has also entered into a letter of intent with Helioss Communications Corporation ("Helioss") for the development of advanced 38 GHz radios. Under the letter of intent, which is subject to definitive documentation, the Company will fund up to $1.0 million of Helioss' research and development expenses. The Company will have a right of first refusal on production capacity of the radios and will receive a royalty on the sale of a certain number of radios to customers other than the Company. Although the Company does not have any other material commitments to fund research and development or to make investments in other companies, it expects to incur additional expenses for research and development and to make other such investments from time to time.

The Company currently expects that its capital expenditures (excluding the acquisition of certain spectrum rights) will aggregate approximately $35.0 million through December 30, 1997. The Company currently expects capital expenditures through December 31, 1997 to consist of approximately $29.0 million for wireless transmission equipment, approximately $3.0 million for network design and development and related equipment and approximately $3.0 million for computer equipment and other capital requirements. Included in these amounts are the costs of initial construction of the remaining CommcoCCC authorizations which have not yet satisfied the FCC's construction deadline, estimated to be less than $3.0 million, including wireless transmission equipment. Although the Company does not anticipate substantial difficulties in completing such initial construction on a timely basis, the failure to do so could have a material adverse effect on the number of licenses available to the Company to carry out its business. The Company expects that capital expenditures for the installation of 38 GHz wireless transmission equipment will increase as demand for the Company's 38 GHz services increases in the targeted geographic markets and industry segments over the next several years. In addition, the Company has agreed to acquire authorizations and licenses for $9.6 million, of which $3.0 million was paid in November 1996 out of the proceeds from the initial public offering. The Company has entered into an agreement to acquire 129 38 GHz authorizations from CommcoCCC in exchange for 6,000,000 shares of common stock (the "CommcoCCC Acquisition"). CommcoCCC has entered into a management agreement with the Company under which the Company will construct, manage and operate the authorizations to be acquired pending consummation of the agreement dated July 3, 1996 (as amended) to acquire 129 38 GHz wireless broadband authorizations from CommcoCCC. If the Company does not consummate the CommcoCCC Acquisition, the impact upon capital expenditures in 1997 is not expected to be significant, other than capital expenditures for the initial construction of the remaining CommcoCCC authorizations.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

The Company is obliged to pay all costs and expenses of construction, operation and management of the authorizations managed by the Company. The Company is also obligated under terms of the service agreements covering such authorizations to pay fees to the current holders of those authorizations approximating 10% to 15% of the revenue generated from such assets.

The Company expects that it will continue to have substantial capital requirements in connection with (i) the acquisition of appropriate sites for its operations, (ii) deployment of its 38 GHz technology on a market-by-market basis, (iii) capturing and retaining an adequate revenue generating customer base and (iv) developing and deploying its operational and support systems. The Company believes it has an opportunity to expand its wireless broadband services business significantly and that access to capital will enable it to expand more quickly and effectively.

The Company has incurred significant operating and net losses and negative operating cash flow attributable to the development of its wireless broadband services and anticipates that such losses and negative operating cash flow will increase as the Company implements its growth strategy. Accordingly, the Company will be dependent on additional capital to fund its growth, as well as to fund continued losses from operations.

During November 1996, the Company completed an initial public offering of equity securities, raising $34,500,000 before expenses. For a period of 90 days after the consummation of the Company's initial public offering, the Company may draw down $50.0 million of 12.5% Senior Secured Notes due 1998 (the "Senior Secured Notes") pursuant to a financing arranged by CIBC Wood Gundy Securities Corp. (the "CIBC Financing"). An aggregate of $12.0 million from the proceeds of the initial public offering was used to repay the March Bridge Notes, the CommcoCCC Notes and the September Bridge Notes, and $3.0 million was used to fund a portion of the acquisition of the remaining 50% interest in ART West. Management anticipates that, based on current plans of development, assuming that no new material acquisitions (other than those currently under contact) are consummated, the remaining net proceeds of the initial public offering and funds available from the CIBC Financing after the use of $6.6 million to complete pending acquisitions, and $3.0 million to pay expenses related to the CommcoCCC Acquisition when consummated, will be sufficient to fund the operations of the Company through December 31, 1997. Management also believes that the Company's future capital needs will continue to be significant and intends to replace the CIBC Financing, at the earliest practicable time and management intends to continue seeking additional financing. Without limiting the foregoing, under the terms of the CIBC Financing, the Company will experience substantial additional costs, including the effect of the increases in the interest rate of the Senior Secured Notes and of the issuance of additional warrants, if the Company fails to replace funds available from the CIBC Financing, if drawn down, within three months or six months after the date of the initial public offering as the case may be. In addition, if (i) the Company's plan of development or projections change or prove to be inaccurate, (ii) the proceeds of the initial public offering and the CIBC Financing, together with other existing financial resources,

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS, CONTINUED


LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

prove to be insufficient to fund the Company through December 31, 1997 or (iii) the Company completes any material acquisitions, other than those now under contract or buys spectrum rights at auction, the Company may be required to obtain additional financing earlier than December 31, 1997. There can be no assurance that the Company will be able to replace the CIBC Financing timely, or at all, or to obtain any additional financing, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. In the event that the Company fails to refinance the CIBC Financing timely, or at all, or to obtain additional financing, such failure could result in the modification, delay or abandonment of some or all of the Company's development and expansion plans. Any such modification, delay or abandonment is likely to have a material adverse effect on the Company's business, which could adversely affect the value of the common stock and may limit the Company's ability to make principal and interest payments on its indebtedness.

NEW ACCOUNTING PRONOUNCEMENT

In October 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." This statement encourages, but does not require, accounting for stock compensation awards granted to employees based on their fair value at the date the awards are granted. Companies may elect to continue to apply current accounting cost for most fixed stock option plans, such as the Company's Equity Incentive Plan. The expense measurement provisions of the statement apply to all equity instruments issued for goods and services provided by persons other than employees. All companies are required to comply with the disclosure requirements of the statement. The Company expects to continue accounting for employee stock compensation awards using current accounting standards.

INFLATION

Management does not believe that its business is impacted by inflation to a significantly different extent than is the general economy.

                           PART II - OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS.

     Not applicable.

ITEM 2.   CHANGES IN SECURITIES.

     Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

ITEM 5.   OTHER INFORMATION.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:  Not Applicable.

     (b)  Reports on Form 8-K:  Not Applicable.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ADVANCED RADIO TELECOM CORP.
                                                (Registrant)


                              By:             /s/ Thomas A. Grina
                                  ---------------------------------------------
                                                 THOMAS A. GRINA
                                             Executive Vice President
                                           AND Chief Financial Officer
                                           (Duly Authorized Officer and
                                   Principal Financial and Accounting Officer)




Date: