Form 10-K
period 1996-12-31
ADVANCED RADIO TELECOM CORP
filed 1997-03-31
CIK 1010286

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM      TO

FOR THE YEAR ENDED DECEMBER 31, 1996           COMMISSION FILE NUMBER 000-21091

                               ----------------

                         ADVANCED RADIO TELECOM CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 52-1869023
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

        500 108TH AVENUE, NE
             SUITE 2600
        BELLEVUE, WASHINGTON                              98004
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

                                (206) 688-8700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                                 ON WHICH REGISTERED
      -------------------                                ---------------------
             None                                                None

          Securities registered pursuant to Section 12(g) of the Act:

     TITLE OF EACH CLASS:_____________Common Stock ($.001 Par Value)

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_] .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_] .

  The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $191 million on March 21, 1997, based on the closing sales price of the registrant's Common Stock as reported on the NASDAQ National Market System as of such date.

  The number of shares outstanding of each of the registrant's classes of common stock as of March 21, 1997 was as follows:

    Common Stock, $.001 par value: 19,559,420

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated herein by reference: PART III:
Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 1997 Annual Meeting of Stockholders.

                         Exhibit Index is on page 43.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Utilizing its 38 GHz radio licenses, Advanced Radio Telecom Corp. ("ART" or the "Company") provides point-to-point wireless broadband digital telecommunications services. The Company offers "last mile" services, providing business and government end users with cost-effective, high-speed, high capacity local access to voice, video, data and Internet services. The Company also offers other telecommunications providers wireless broadband network services such as linking off-network sites of competitive access providers to their fiber-optic backbone and linking cell sites of mobile communications service providers. The Company's wireless broadband links deliver high quality voice, video and data transmissions at a level of performance which exceeds the performance of copper-based networks and which is a viable alternative to fiber-optic based networks.

  The Company owns, manages or has a right to use on a long-term basis 238 38 GHz licenses granted by the Federal Communications Commission (the "FCC") covering an aggregate population of approximately 157 million people in 169 U.S. markets, allowing it to provide between 100 and 500 MHz of transmission capacity in 82 of the top 100 U.S. markets by estimated population.

  The Company began deploying its links principally on a trial basis in November 1995 and has since been hiring its staff, building its infrastructure and developing its marketing plans and relationships with potential customers. Having commenced full scale commercial operation in the fourth quarter of 1996, the Company has generated only nominal revenues from its operations to date and has recently finalized plans to roll out its services on a wide-scale basis. See Exhibit 99, filed as an exhibit to this Report and incorporated herein by reference, "Risk Factors--Limited Operations; History of Net Losses." During 1996, the Company installed over 270 radio links (single path point-to-point microwave connections) on its 38 GHz licenses, including approximately 80 revenue-generating radio links. The Company also installed approximately 100 radio links for other 38 GHz license holders.

  The Company is a Delaware corporation organized in 1993 under the name of Advanced Radio Technologies Corporation. In October 1996, the Company through a wholly owned subsidiary merged with Advanced Radio Telecom Corp., a corporation organized by the Company and others in 1995 to acquire 38 GHz licenses and to operate its business jointly with the Company. Upon the merger, Advanced Radio Telecom became a wholly owned subsidiary of the Company and changed its name to ART Licensing Corp. ("ART Licensing"), and the Company changed its name to Advanced Radio Telecom Corp.

TELECOMMUNICATIONS INDUSTRY OVERVIEW

  The current telecommunications landscape is being reshaped by the convergence of three major trends: (i) accelerating growth in demand for high-speed, high capacity digital telecommunications services, (ii) deregulation of telecommunications markets and (iii) rapid advances in millimetric microwave technologies. The growth in demand for high-speed digital telecommunications services is being driven by the revolution in microprocessor power and advances in new multimedia and on-line applications such as the Internet. The ability to access and distribute information quickly has become critical to business and government users of telecommunications services. The rapid growth of local area networks ("LANs"), Internet services, video teleconferencing and other data intensive applications is significantly increasing the volume of broadband telecommunications traffic. The inability of the existing infrastructure to meet this demand is creating a "last mile" bottleneck in the copper wire networks of the incumbent local exchange carriers ("LECs"). This increasing demand, together with changes in the regulatory environment, is creating an opportunity to offer cost-effective, high capacity "last mile" access using both wireline and wireless solutions.

  The Company believes that continued growth in the quality and number of competitors in the local telecommunications market will be driven principally by (i) growing interest among business customers for an alternative to the incumbent LEC networks in order to obtain higher capacity, better pricing or increased quality, (ii) increases in data applications and capacity requirements for local and wide area network connections, high-speed Internet access and videoconferencing, (iii) LECs' difficulty in upgrading their copper networks quickly, (iv) preference of competing telecommunications providers to control the points of connection to their customers and prevent LECs from obtaining confidential marketing information and (v) new state and federal legislation mandating interconnection and competition in the local exchange market.

  Until recently, only fiber-optic networks were available as an alternative to copper wire networks to meet the "last mile" demand. Wireless broadband telecommunications services have been developing to provide alternative access. In particular, the successful deployment of 38 GHz links by European cellular service providers and recent advances in 38 GHz technology, coupled with metropolitan-wide footprint licensing, has enabled the provision of greater capacity and reliability at costs per customer competitive to wire alternatives.

38 GHZ TECHNOLOGY

  The FCC has allocated the 37.0-40.0 GHz (the "38 GHz") band for wireless broadband transmissions and authorized the use of fourteen 100 MHz channels between 38.6 GHz and 40.0 GHz. Licensees are authorized to provide point-to-point wireless telecommunications services within a specified geographic footprint.

  The 38 GHz band provides the following advantages for broadband services as compared to other spectrum bands and wireline alternatives:

  . High Data Transfer Rates. The total amount of bandwidth for each 38 GHz channel is 100 MHz, which exceeds the bandwidth of any other present terrestrial wireless channel allotment and supports full broadband capability. An ART transparent LAN service circuit at 6 Megabits per second ("Mbps") linking a corporate user to an Internet service provider ("ISP") point of presence ("POP") can transfer data more than 100 times faster than a 56 Kilobits per second ("Kbps") dial-up modem, which is the fastest dial-up modem currently in widespread commercial use, and approximately 45 times faster than the fastest integrated services digital network ("ISDN") lines currently in use (128 Kbps). A 38 GHz DS-3 link at 45 Mbps today can transfer data at a rate which is over 800 times the rate of a 56 Kpbs dial-up modem and over 350 times the rate of the 128 Kpbs ISDN line. Each of the Company's 38 GHz links can support one DS-3 circuit, which is equivalent to 28 DS-1 circuits. In addition to accommodating standard voice and data requirements, 45 Mbps data transmission rates allow end users to receive real-time, full motion video and 3-D graphics at their workstations and to utilize highly interactive applications on the Internet and other networks.

  . Very High Transmission Quality. The Company's wireless broadband services are engineered to provide 99.999% availability based on local weather patterns, with better than a 10-/1/3 (unfaded) bit error rate. This level of availability exceeds the performance of copper-based networks and is a viable alternative to fiber-based networks. When measured as the total amount of time "out of service" over a year, 99.999% availability equates to less than six minutes per year of downtime, compared to a range of four hours to 44 hours of historical performance for copper-based circuits of similar capacity.

  . Significant Channel Capacity. Because 38 GHz radio emissions have a narrow beam width, a relatively short range and in most instances the capability to intersect without creating interference, 38 GHz service providers can efficiently reuse their channel within a licensed area, thereby increasing the number of customers to which such services can be provided.

  . Rapid Deployment. 38 GHz technology can be deployed considerably faster than both wireline and other wireless technologies, generally within 72 hours after obtaining access to customer premises. In contrast to the relative ease of installing a 38 GHz transmission link, extending fiber- or copper-based networks to reach new customers requires significant time and expense. In addition, unlike providers of point-to-point microwave service in most other spectrum bands, a 38 GHz license holder can install and operate as many transmission links as it can engineer in the licensed area without obtaining additional approvals from the FCC. This is a substantial advantage over other portions of the microwave radio spectrum that must be licensed on a link-by-link basis and that cannot commence service until frequency coordination has been completed.

  . Ease of Installation. The equipment used for 38 GHz point-to-point applications (i.e., antennae, transceivers and digital interface units) is smaller, less obtrusive and less expensive than that used for microwave equipment applications at other frequencies, making it less susceptible to zoning restrictions. In addition, 38 GHz equipment can be easily redeployed to meet changing customer requirements.

  . Additional Advantages Over Other Portions of Radio Spectrum. At frequencies above 38 GHz, point-to-point applications become less practical because the maximum distance between transceivers decreases.

ART'S COMPETITIVE STRENGTHS

  The Company believes that a number of factors provide it with certain significant competitive advantages in offering broadband "last mile" services and broadband network services to other telecommunications providers, including:

  . 38 GHz Technology. The characteristics of 38 GHz technology (high data transfer rates, significant channel capacity, high transmission quality, rapid deployment, easy installation and efficient network design) are well suited for the provision of "last mile" services. See "--38 GHz Technology."

  . Time-to-Market Advantage. The Company believes it is one of the first two
    38 GHz service providers to offer commercial services. As a result, the Company believes it enjoys a time-to-market advantage and is therefore well positioned to capture early adopters, which are generally among the heaviest users.

  . Broad Footprint. The broad scope of the Company's footprint enables it to offer wireless broadband services targeting much of the United States' addressable business market.

  . Network Management System. The Company's network management operational support system provides 24-hour, seven-days-a-week network monitoring and management. The system is designed to provide provisioning, link alarm monitoring, link performance reporting, historical link performance data, remote link diagnosis, remote link restoral and coordination and testing with associated network operating centers.

  . Proprietary Technology. The Company has developed proprietary Geographic
    Information Systems ("GIS") to provide ART with 3-D digital modeling of its markets, including all building and landscape features, designed to reduce the time and expense of engineering its proposed radio locations. When implemented for each market, these systems are expected to provide, virtually instantaneously, line of site availability for proposed links, tenants in the buildings serviceable from such locations and integration of this information with marketing databases.

BUSINESS STRATEGY

  The Company's strategy is to capitalize on its broad footprint of 38 GHz licenses and other competitive strengths to become a leading provider of wireless broadband solutions to a diverse group of traditional and emerging telecommunications service providers and end users. The Company has begun to implement the following strategic initiatives to achieve this objective:

  . Develop Large-Scale Network. The Company's spectrum assets provide it with the foundation on which to create a large scale commercial network of 38 GHz wireless broadband operations. The Company plans to continue to build out its infrastructure and to intensify its marketing effort in its market areas in order to exploit the value inherent in its spectrum assets.

  . Establish and Expand Key Strategic Alliances. The Company plans to utilize strategic alliances to bundle its services with partners, including major service providers, equipment manufacturers and systems integrators, to provide for alternative distribution channels and to gain access to technological advancements. Under the Ameritech Strategic Distribution Agreement (as hereinafter defined), Ameritech Corp. ("Ameritech") is targeting certain sales objectives and has agreed to spend internally a minimum of $7.0 million on sales, marketing and operations support of ART's services. The Company also has agreements with Harris Corporation, Farinon Division ("Harris") for marketing ART's 38 GHz services along with Harris' 38 GHz equipment to PCS providers and with GTE Corporation ("GTE") for installation, field servicing and network monitoring. See "--Strategic Alliances."

  . Market Initially as a Carrier's Carrier. The Company intends to market its services initially as a carrier's carrier in order to leverage ART's carrier customers' sales forces, channels of distribution and customer bases. The Company's initial target customers include LECs, competitive access providers ("CAPs"), competitive local exchange carriers ("CLECs"), long distance carriers ("IXCs"), ISPs and mobile communications service providers. The Company believes that its services are particularly attractive to carrier customers who do not currently have broadband networks capable of reaching the majority of their customers.

  . Proactively Identify Off-Net Market Opportunities for Carrier
    Customers. ART is using GIS to analyze a particular carrier's network and identify high density off-net customer locations. After a critical mass of sites has been qualified, the Company will be able to market proactively to the carrier access to such customer premises and pursue a "team selling" approach to end users. Utilizing this proactive approach with multiple carriers is expected to allow the Company incrementally to build a unified wireless network in each of its target markets.

  . Pursue Opportunities to Provide Value-Added Services. The Company plans to market its broadband capacity to provide services such as data transmission, videoconferencing, high resolution imaging and video on demand directly to end users in conjunction with system integrators, telecommunications equipment manufacturers and other service providers. The Company also plans to offer point-to-multipoint wireless broadband services and may also decide to offer switched-data services to end users who desire a single source telecommunications solution.

  . Maintain Competitive Advantages through Technology Advancements. Through its participation in equipment manufacturers' research and technology development and primary research efforts, the Company seeks to reduce its network costs by encouraging development of equipment with increased capacity levels and greater spectral efficiency. For example, the Company anticipates taking delivery of low cost 38 GHz OC-3 SONET (155 Mbps) radios within eighteen to twenty-four months. The Company also has had discussions with several microwave equipment and technology companies about 38 GHz network architectures, combinations of radios with computer networking devices, and other near-future technology applications. The Company will continue to monitor technology advances and may fund research from time to time.

ART WIRELESS SERVICES AND APPLICATIONS

  Utilizing 38 GHz frequencies, the Company offers "last mile" services, providing business and government end users with cost-effective, high-speed, high capacity local access to voice, video, data and Internet services. The Company also offers other telecommunications providers wireless broadband network services such as linking off-network sites of competitive access providers to their fiber or copper backbone and linking cell sites of mobile communications service providers.

  The Company's wireless circuits range in capacity from DS-1 (1.544 Mbps, capable of carrying 24 simultaneous voice conversations) to DS-3 (45 Mbps, capable of carrying 672 simultaneous voice conversations). ART's wireless broadband links consist of paired millimeter wave radio transceivers. Each link requires a direct line of sight between the two transceivers. Because the maximum length of a single link is generally limited to three to five miles, intermediate links (or "repeaters") are used to permit wireless broadband transmission beyond this limit. Repeaters are also used to circumvent obstacles, such as buildings in urban areas or hills in rural areas. Transmission links in areas of heavy rainfall are engineered for shorter distances and greater margin to maintain transmission quality. The Company currently installs its transceivers and antennas on building rooftops and other tall structures and must secure rights for each building or other structure on which equipment is installed. The Company has contracted with GTE for equipment staging and outfitting, site preparation, equipment installation and maintenance for the Company's wireless services and network management software and services relating to the Company's network management system.

  The Company is providing or has received orders to provide wireless broadband services to LECs, CAPs/CLECs, ISPs and mobile communications service providers and is in the process of becoming a qualified vendor to major IXCs. The Company currently provides services to carriers such as Ameritech, Bell Atlantic NYNEX Mobile, MFS Communications Company, Inc./WorldCom, Inc., UUNet, DIGEX, Incorporated, Electric Lightwave, NEXTLINK Communications LLC, American PCS, L.P., Western Wireless, Commonwealth Telephone, Public Interest Network, Chadwick Telephone, CGX Telecom, CAIS, Inc. and Brooks Fiber Properties, Inc., among others. The Company has entered into master service agreements with certain of these and other companies which contain the terms by which such customers may place future orders, including volume discounts, approximate geographic location of links needed and representative pricing. Although a master service agreement is not a commitment to purchase, it facilitates the placement of future orders by a customer.

  The Company currently provides, or anticipates providing, wireless broadband services to the following types of customers, among others:

  Competitive Access Providers/Competitive Local Exchange Carriers and Local Exchange Carriers. Currently, CAPs/CLECs compete with LECs by installing fiber-optic cable rings in the highest density business locations to connect with long distance carriers and for intra-ring transmissions. Due to the high cost inherent in building fiber networks, CAPs/CLECs generally target densely populated areas with high concentrations of large end users. In order to reach "off-net" customers, CAPs/CLECs must either lease or purchase facilities and services from LECs or alternative suppliers until such time as it becomes economical to extend the CAP/CLEC fiber networks to these customers. Without sharing proprietary information with a direct competitor, such as a LEC, CAPs/CLECs can utilize the Company's wireless broadband services as an alternative to LEC facilities to reach areas where extensions of CAP/CLEC networks are not cost-efficient, feasible or quick or to provide redundant or backup capacity to their existing networks.

  LECs are encountering many of the same obstacles CAPs/CLECs are encountering in seeking to enhance their networks to deliver broadband services. Certain LECs have sought to utilize 38 GHz technology to expand the range of their service offerings to match those offered by CAPs/CLECs. Further, as LECs are permitted to provide inter-LATA long distance services, they may seek to use 38 GHz technology to bypass other LECs outside of their region.

  Internet Service Providers. The expanding demand for Internet access, the growing importance of audio, video and graphic Internet applications to both businesses and individuals and the lack of high capacity access through existing LEC facilities has created a growing market for wireless broadband services. The Company offers ISPs access at the required high-speed data rates from 1.544 Mbps to 45 Mbps. The Company provides wireless broadband links between customers and their ISPs and between ISP POPs and the Internet backbone.

  Mobile Communications Service Providers. ART's wireless broadband services can provide cellular, wireless dispatch and PCS carriers, cost-effective backbone network connections between cell sites, base stations and wireline networks, with reduced construction time and installation costs.

  Inter-exchange Carriers. To minimize costly LEC access charges and to gain more direct contact with the consumer, IXCs can utilize the Company's wireless broadband services to connect call origination or termination points either directly to the IXCs' POPs or by way of CAP/CLEC intermediate fiber rings or two or more of their respective POPs in a single market area and to provide carriers with physical diversity routes (i.e., backup capacity) for traffic in situations when primary routes become incapacitated or network reliability concerns demand alternate telecommunications paths. By utilizing the Company's wireless broadband services, IXCs are able to avoid the capacity barriers inherent in copper wire connections, which have typically prevented them from providing their customers with the end-to-end, high bandwidth, full digital services available from a fiber-optic or wireless-based system.

  Private User Networks. Heavy usage customers can utilize ART's wireless broadband services to create private voice, data and video communications networks within and among their local facilities and buildings.

  Interactive Video Services Users. ART's wireless broadband services can provide high-speed, high capacity access to communications networks for customers who require reliable videoconferencing, video on demand, and Internet video services.

38 GHZ WIRELESS BROADBAND LICENSES

  The Company owns 224 licenses and manages or has the right to use on a long-term basis 14 licenses that allow it to provide 38 GHz wireless broadband services in 169 U.S. markets, including 82 of the top 100 U.S. markets by estimated population. The Company can provide between 100 and 500 MHz of transmission capacity within each such market.

  Because 38 GHz beams are very narrow and because certain microwave paths can intersect each other without creating interference, each market area can accommodate thousands of paths. The Company believes it generally owns or manages sufficient 38 GHz bandwidth to satisfy the anticipated service requirements of its current target customers in each of the Company's existing markets. Consistent with the Company's growth strategy, the Company may seek to obtain additional spectrum by either leasing excess capacity from other
38 GHz licensees, entering into management agreements or acquiring interests in other 38 GHz licenses. See Exhibit 99, "Risk Factors--Acquisition of Additional Bandwidth in Selected Areas."

  Although the Company has 66 applications pending before the FCC for additional licenses there can be no assurance that it will receive additional licenses with respect to any pending applications. See "--Government Regulation" and Exhibit 99, "Risk Factors--Government Regulation."

  Commco, L.L.C. has an option, under certain circumstances, to acquire up to 12 of the Company's licenses. See "--Recent Agreements Relating to Licenses-- CommcoCCC Acquisition."

RECENT AGREEMENTS RELATING TO LICENSES

  CommcoCCC Acquisition. On February 25, 1997 the Company acquired the assets of CommcoCCC, Inc. ("CommcoCCC"), including 129 38 GHz licenses (the "CommcoCCC Assets"), in exchange for 6,000,000 shares of Common Stock (the "CommcoCCC Acquisition"). CommcoCCC was jointly owned by Columbia Capital Corporation and its affiliates and Commco, L.L.C.

  The Company has given Commco, L.L.C. an option (the "Commco Option") to purchase one license in each of 12 specified market areas in which the Company has more than one license, which licenses cover in the aggregate approximately 19 million people. The Commco Option will be exercisable only if Commco, L.L.C. obtains licenses pursuant to certain pending applications previously frozen under the NPRM (as hereinafter defined) in market areas covering an aggregate population of at least 40 million people, and will terminate on August 12, 1997. The purchase price for any licenses acquired under the Commco Option is determined by a formula based upon the fair market value at the time the Commco Option is exercised of up to 945,455 shares of Common Stock depending upon the number of licenses purchased. The purchase price is payable in cash or, if the Commco Option is exercised within the later of 120 days after the closing of the CommcoCCC Acquisition or the date of grant by the FCC of the licenses necessary to exercise the Commco Option, with a two-year note secured by shares of Common Stock having a value on the date of exercise equal to two times the principal amount of the note. In addition, if the Commco Option becomes exercisable, an affiliate of Commco, L.L.C. will have the right to sublease channel capacity from the Company in the New York and Washington, D.C. markets on terms agreed to by the Company and Commco, L.L.C. The Company believes that the FCC order partially lifting the freeze on processing of pending applications could result in the grant to Commco, L.L.C. of sufficient licenses to make the Commco Option exercisable.

  ART West Joint Venture. On February 10, 1997, ART acquired the partnership interest of Extended Communications, Inc. ("Extended"), in the ART West Joint Venture ("ART West"), a Delaware partnership equally owned by ART and Extended, for $6.0 million, of which $3.0 million was paid in November 1996. ART West owned twelve 38 GHz licenses.

  DCT Agreement. On June 28, 1996 the Company entered into a definitive agreement (the "DCT Agreement") with DCT Communications, Inc. ("DCT") to acquire sixteen 38 GHz licenses (the "DCT Systems") from DCT for $3.6 million in cash. DCT has alleged that the Company has failed to satisfy a provision of the DCT Agreement, causing the DCT Agreement to terminate and DCT to be able to retain a $100,000 deposit. Although the Company believes that it has satisfied such provision, there can be no assurance as to the outcome of such dispute. The Company does not currently expect to purchase the DCT Systems pursuant to the DCT Agreement, and, accordingly, the DCT Systems are not included herein among the licenses managed by the Company.

  ICG Agreement. In October 1996, ART entered into a services agreement with ICG TeleCom Group, Inc. and Pacific & Eastern Digital Transmission Services, Inc., pursuant to which the Company has an exclusive right, as against third parties, to use for a five-year term ten 38 GHz wireless broadband licenses in southern California. In addition, this services agreement grants the Company a right of first refusal with respect to the purchase of such licenses, subject to limited exceptions. The services agreement is renewable for successive one-year terms totaling five additional years upon expiration of its initial term.

STRATEGIC ALLIANCES

  Ameritech Strategic Distribution Agreement. On April 29, 1996, the Company and Ameritech entered into a three-year strategic distribution agreement (the "Ameritech Strategic Distribution Agreement") pursuant to which the Company agreed to provide 38 GHz services to Ameritech, which will in turn market the Company's services under the Ameritech name in five Midwestern states. In connection with the agreement, Ameritech also acquired 231,131 shares of Common Stock and warrants to purchase an additional 318,959 shares of Common Stock. Ameritech has initiated on a limited basis the sale of a service incorporating a local access for LAN interconnection, desktop videoconferencing and Internet access utilizing the Company's services. The Company expects that full scale rollout of these wireless broadband services will begin in the second quarter of 1997. Under the Ameritech Strategic Distribution Agreement, Ameritech is targeting certain sales objectives and has agreed to spend internally a minimum of $7.0 million on its sales, marketing and operations support of the Company's services. The Ameritech Strategic Distribution Agreement is subject to termination at any time by either party on 90 days' notice.

  Technology Development Agreements. The Company has entered into a letter of intent with Helioss Communications Corporation ("Helioss") for the development of advanced 38 GHz radios. Under the letter of intent, which is subject to definitive documentation, the Company would fund up to $1.0 million of Helioss' research and development expenses (of which approximately $90,000 had been paid at December 31, 1996) in return for a right of first refusal on production capacity of the radios for three years from delivery of the first radios produced, and a royalty on the sale of a certain number of radios to customers other than the Company; however, the Company will have no other rights to any technology developed. There can be no assurance that the Company will consummate a definitive agreement with Helioss on these terms or at all or that Helioss will develop technologies with commercial value.

MARKETING PLANS

  The Company is initially marketing its services as a carrier's carrier in order to leverage ART's carrier customers' sales forces, channels of distribution and customer bases, while expanding its marketing efforts to include direct sales to end users of its services. The Company plans to augment its marketing and sales channels through resale agreements with strategic marketing partners and through alliances with LECs, CAPs/CLECs, ISPs, IXCs, interconnect providers (PBX suppliers), LAN, MAN and WAN systems integrators and other telecommunications equipment manufacturers and service providers.

  As a non-dominant carrier, ART does not have to cost-justify its rates to regulatory bodies and therefore has a wide latitude to exercise individual case-based pricing, subject to certain policies against discriminatory treatment. As a result, ART enters into customer-specific and service-specific arrangements, which include volume, capacity and term discounts and customized billing and payment options. The services offered by ART generally are competitively priced with those of the incumbent LECs. The Company also charges for installation where appropriate. The Company also anticipates offering metered services to various end users at an appropriate point in the future.

FOREIGN MARKETS

  Entities in which the Company has or may have a substantial interest have applied or intend to apply for licenses to provide wireless broadband services in Canada and in various European countries. See Exhibit 99, "Risk Factors-- Potential Rights to Foreign Licenses."

  ART has entered into a binding letter of intent with Advantage Telecom, Inc. ("ATI"), a Canadian company which has applied for licenses to provide 38 GHz service in the 66 major markets in Canada covering a population of at least 21 million people. The letter of intent provides for ART to acquire a substantial direct and indirect minority interest in ATI and to be a party to a services agreement with ATI pursuant to which ART may construct and operate radio systems based upon any licenses that may be granted to ATI and subject to control by ATI. Under the letter of intent ATI is responsible for securing any additional funding necessary to construct the radio systems. Due to current uncertainty in Canada's licensing policy, there can be no assurance that ATI will be granted these licenses or that, if licenses are granted, ATI will obtain the funding necessary to construct the radio systems.

  The Company is seeking, but has not yet received, any operating licenses in Europe. The Company has agreed to give a consultant of the Company an equity interest in certain subsidiaries formed or to be formed to conduct operations in Europe. Although each member nation of the European Community is required pursuant to a directive of the European Commission to open its telecommunication markets to competition over the next several years, the timing and extent of a relaxation in entry barriers and the degree of cooperation from the incumbent service providers in such areas as interconnection to customers and the public networks is unknown. There can be no assurance that the Company, through such subsidiaries, will be able to acquire the licenses necessary in any European country, to finance and implement its business plan or to operate in any country on a profitable basis.

COMPETITION

  The telecommunications services industry is highly competitive. The Company has only recently begun to market its wireless broadband services to potential customers and is currently providing services on a limited basis. In each market area in which the Company is authorized to provide services, the Company competes or will compete with several other service providers and technologies. The consolidation of telecommunications companies and the formation of strategic alliances and cooperative relationships in the telecommunications and related industry, as well as the development of new technologies, could give rise to significant new competitors to the Company. The Company expects to compete primarily on the basis of wireless broadband service features, quality, price, reliability, customer service and responsiveness to customer needs. The Company faces significant competition from incumbent LECs, such as the RBOCs, CAPs/CLECs and other 38 GHz providers. The Company may also compete with other wireless service providers, cable television operators, electric utilities, LECs operating outside their current local service areas and IXCs. There can be no assurance that the Company will be able to compete effectively in any of its market areas. There can be no assurance that the Company will be able to compete effectively with any of its existing and potential competitors. Many of the Company's competitors have long-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than the Company. As a result, these competitors, among other things, may be able to develop and exploit new or emerging technologies or adapt to changes in customer requirements more quickly than the Company or devote greater resources to the marketing of their services than the Company.

  Competition from Incumbent LECs. The Company faces significant competition from incumbent LECs, utilizing copper and fiber-optic networks as well as 38 GHz and other wireless services. Incumbent LECs have long-standing relationships with their customers, generally own significant PCS or cellular assets, have the potential to subsidize competitive services with revenues from a variety of businesses and benefit from favorable federal and state policies and regulations. Regulatory decisions and recent legislation, such as the Telecommunications Act of 1996 (the "Telecommunications Act"), have reduced barriers to entry into the local exchange markets which is expected to increase competition in these markets which in turn may result in increased price competition. These changes will affect both the Company and its CAP customers. See Exhibit 99, "Risk Factors--Competition" and "Risk Factors--Regulation."

  Digital subscriber line products, such as ADSL (asymmetrical digital subscriber line), HDSL (high-speed digital subscriber line) and VDSL (video digital subscriber line) are under development to enhance the performance of LECs' copper networks. There can be no assurance that the Company will be able to compete effectively with companies offering these enhancements.

  CAPs/CLECs. The Company also competes with CAPs/CLECs for the provision of "last mile" access and additional services in most of its market areas. However, the Company believes that many CAPs/CLECs may utilize 38 GHz transmission links primarily to augment their own service offerings to IXCs and end users, and that the Company is well positioned to provide such 38 GHz services to CAPs/CLECs. Nonetheless, there can be no assurance that CAPs/CLECs will utilize the Company's 38 GHz services or that CAPs/CLECs will not seek to acquire their own 38 GHz licenses or use the 38 GHz licenses of other licensees. Furthermore, the ability of CAPs/CLECs to compete in the local exchange market currently is limited by lack of parity with LECs in number portability, dialing parity and reasonable interconnection.

  Competition from 38 GHz Service Providers. The Company also faces competition from other 38 GHz service providers, such as WinStar Communications, Inc. and BizTel Communications, Inc. (an affiliate of Teleport Communications Group, Inc. ("TCG")), within its market areas. In many cases, one or both of these service providers hold licenses to operate in other portions of the 38 GHz band in the Company's market areas. In certain of the Company's market areas, other 38 GHz service providers may have a longer history of operations, a larger geographic footprint or substantially greater financial resources than the Company. WinStar commenced its 38 GHz operations approximately one year prior to the Company, has raised significant capital and has the competitive advantages inherent in being the first to market 38 GHz services. TCG has agreed to acquire the remaining interest in BizTel which it does not now own. TCG has significantly greater financial and other resources than the Company. In addition to WinStar and BizTel, several dozen smaller entities have been granted 38 GHz authorizations in geographic regions in which the Company plans to operate. Due to the relative ease and speed of deployment of 38 GHz technology, the Company could face intense price competition and competition for customers from other 38 GHz service providers.

  The Company also faces potential competition from new entrants to the 38 GHz market, including LECs, CAPs, CLECs and other telecommunications companies. The grant of additional licenses by the FCC in the 38 GHz band in the proposed FCC auctions or as a result of the partial lifting of the freeze on processing new applications, or the grant of licenses in other portions of the spectrum with characteristics similar to the 38 GHz band, could result in increased competition and diminish the value of the Company's existing 38 GHz licenses. The Company believes that, assuming that additional channels are made available as proposed by the FCC, additional entities having greater resources than the Company could acquire licenses and provide services competitive with the Company's services. See "--Government Regulation--Federal Regulation--FCC Rulemaking."

  Other Wireless Competitors. The Company may also face competition from other terrestrial wireless services, including 2 GHz and 28 GHz wireless cable systems (MMDS and LMDS), 18 GHz point-to-point microwave services (DEMS), FCC
Part 15 wireless radio devices, Wireless Communications Services at 2.3 GHz
(WCS), and other services that use existing point-to-point microwave channels on other frequencies.

  Motorola Satellite Systems, Inc. has filed an application with the FCC for a global network of satellites in the 37.5-40.5 GHz band and the 47.2-50.2 GHz band, which is proposed to be used for broadband voice and data services. Other companies have filed applications for global broadband satellite systems in the 28 GHz band. If developed, these systems could also present significant competition to the Company. Satellite transmissions in the 38 GHz frequencies could adversely effect the Company's existing operations or its future expansions by creating interference or by inducing the FCC to impose power and other limitations upon the Company's transmissions. However, the Motorola application would require changes in the FCC's rules to be granted, and it would likely be a number of years before any such system could be launched. The extent of the adverse impact upon the Company's operations if the Motorola application were to be granted in its current form is unknown, and there can be no assurance that the Company's operations would not be adversely effected.

  The FCC recently established service and competitive bidding rules for LMDS. The FCC plans to award LMDS licenses by the end of the year through an auction process. LMDS licensees may use the spectrum to offer a variety of services such as multichannel video programming, telephony, video communications and data services in competition with the Company. Recently, the FCC has permitted certain wireless cable operators licensed to provide video programming in the 2 GHz band to offer two-way digital broadband telecommunications services in select markets. It is expected that the FCC will continue authorizing wireless cable operators to provide similar services.

  According to press reports and FCC records, Associated Communications Group, affiliates and joint venture partners (collectively, "ACG") hold licenses in the 18 GHz band in 31 markets. Press reports indicate that ACG plans to use fixed wireless service to provide voice, data, Internet and videoconferencing services to small and medium sized businesses in competition with the Company.

  The FCC is currently licensing, through competitive bidding, 30 MHz of spectrum at 2.3 GHz for WCS. The FCC will award two 10 MHz licenses and two 5 MHz licenses. The FCC has permitted maximum flexible use of this spectrum to include fixed or mobile services. Thus, licensees that utilize the spectrum for fixed services could provide additional competition to the Company.

  The FCC has allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices that may provide competition to the Company for certain low data-rate transmission services.

  In January 1997, the FCC allocated 300 MHz of spectrum in the 5 GHz band for unlicensed devices to provide short-range, high-speed wireless digital communications. These frequencies must be shared with incumbent users without causing interference. Although the allocation is designed to facilitate the creation of new wireless local area networks (and thus might not be competitive for the Company's services), it is too early to predict what kind of equipment might ultimately be manufactured and for what purposes it might be utilized.

  Other Competitors. Although cable modems are not widely available currently and may require significant system upgrades, the Company may face competition from cable television operators deploying cable modems, which provide high-speed data capability over installed coaxial cable television networks.

  The Company may also face competition from electric utilities, LECs operating outside their current local service areas, IXCs and other providers. These entities may provide transmission services using technologies which may enjoy a greater degree of market acceptance than 38 GHz wireless broadband technology in the provision of "last mile" broadband services. In addition, the Company may face competition from new market entrants using fiber-optic and enhanced copper-based networks to provide local service.

GOVERNMENT REGULATION

  The Company's wireless broadband services are subject to regulation by federal, state and local governmental agencies. At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless services) and has exclusive jurisdiction over all interstate telecommunications services, that is, those that originate in one state and terminate in another state. State regulatory commissions have jurisdiction over intrastate communications, that is, those that originate and terminate in the same state. Municipalities may regulate limited aspects of the Company's business by, for example, imposing zoning requirements and requiring installation permits.

 Federal Regulation

  FCC Licensing. The Communications Act of 1934 (the "Communications Act") imposes certain requirements relating to licensing, common carrier obligations, reporting and treatment of competition. Under current FCC rules, the recipient of a license for 38 GHz microwave facilities is required to construct facilities to place the station "in operation" within 18 months of the date of grant of the license. Although, under current FCC regulations, the term "in operation" is not defined beyond the requirement that the station be capable of providing service, the industry custom is to establish at least one link between two transceivers in each market area for which it holds a license. In the event that the recipient fails to comply with the construction deadline, the license is subject to forfeiture, absent an extension of the deadline. The Company believes that, in light of current FCC practice, extensions of construction periods are highly unlikely. In addition, pursuant to rules that became effective August 1, 1996, if a station does not transmit operational traffic (not test or maintenance signals) for a consecutive period of twelve months at any time after construction is complete, or if removal of equipment or facilities renders the station incapable of providing service, the license is subject to forfeiture, absent a waiver of the FCC's rules. Although this rule has not been interpreted by the FCC, it is possible that it could be applied in such a way that could cause one or more of the Company's licenses to be subject to forfeiture. See Exhibit 99, "Risk Factors--Risk of Forfeiture, Non-Renewal and Fluctuation in Value of FCC Licenses."

  All of the 38 GHz licenses owned or to be acquired by the Company are due to expire in February 2001. Although there can be no assurance, the Company anticipates that its licenses will be renewed based upon the FCC's custom and practice in connection with other services which have established a presumption in favor of licensees that have complied with regulatory obligations during the initial license period.

  Common Carrier Regulation. Under the terms of its licenses, the Company is classified as a common carrier, and as such is required to offer service on a non-discriminatory basis at just and reasonable rates to anyone reasonably requesting such service. Although the Communications Act prohibits the Company from discriminating among its customers, the Communications Act, as currently interpreted by the FCC, does permit the Company substantial discretion in classifying its customers and discriminating among such classifications. The Company generally is obligated to furnish service to its competitors and might be obligated to allow other 38 GHz providers to install links within one of the Company's market areas for a non-discriminatory fee. Under the FCC's streamlined regulation of non-dominant carriers, the Company, as a non-dominant carrier, must file tariffs with the FCC for certain interstate services on an ongoing basis. The Company is in the process of filing tariffs with the FCC, to the extent required, with respect to its provision of interstate service. The FCC has recently initiated a rulemaking proceeding to eliminate the tariff filing requirement. The Company is not currently subject to rate regulation as a non-dominant carrier.

  Services Agreements. There is no FCC precedent addressing the limits of management and service agreements for 38 GHz services. However, the Company believes that the provisions of its management and service agreements comply with the FCC's policies concerning licensee control of FCC-licensed facilities in other services. No assurance can be given that the Company's management and service agreements, if challenged, would be found to comply with FCC policies or what modifications, if any, may need to be made to comply with those policies. If the FCC were to void or require modifications of the management and service arrangements, the Company's operating results could be adversely affected.

  Competition. Over the last several years, the FCC has issued a series of decisions and Congress has recently enacted legislation making the interstate access services market more competitive by requiring reasonable and fair interconnection by LECs. Concomitant with its decision to require such interconnection, the FCC has provided LECs with a greater degree of pricing flexibility between services (such as the ability to reduce local access charges paid by long distance carriers utilizing LECs' local networks) and between geographic markets (such as cross-subsidizing price cuts across geographic markets).

  Telecommunications Act. The Telecommunications Act substantially departs from prior legislation in the telecommunications industry by establishing local exchange competition as a national policy through the removal of state regulatory barriers to competition and the preemption of laws restricting competition in the local exchange market. The provisions of the Telecommunications Act are designed to ensure that RBOCs take affirmative steps to level the playing field for their competitors so that CAPs and others can compete effectively. The FCC, with advice from the United States Department of Justice, and the states are given jurisdiction to enforce these requirements. There can be no assurance, however, that the states and the FCC will implement the Telecommunications Act in a manner favorable to the Company and its customers.

  FCC Rulemaking. On November 13, 1995, the FCC released an order barring the acceptance of new applications for 38 GHz licenses. On December 15, 1995, the FCC announced the issuance of a notice of proposed rulemaking (the "NPRM"), pursuant to which it proposed to amend its current rules to provide for, among other things, (i) the adoption of an auction procedure for the issuance of licenses in the 38 GHz band, including a possible auction of the lower fourteen proposed 100 MHz channels (which are similar to those used by the Company) and the lower four proposed 50 MHz channels in the 38 GHz band that have not been previously available for commercial use and a possible auction of the unlicensed areas in the upper fourteen 100 MHz channels, (ii) licensing frequencies using predefined geographic service areas ("Basic Trading Areas"),
(iii) the imposition of substantially stricter construction requirements for licenses that are not received pursuant to auctions as a condition to the retention of such licenses and (iv) the implementation of certain technical rules designed to avoid radio frequency interference among licensees. In addition, the FCC ordered that those applications subject to mutual exclusivity with other applicants or placed on public notice by the FCC after September 13, 1995 would be held in abeyance pending the outcome of the NPRM and might then be dismissed (the "freeze"). In December 1996, the FCC adopted an order that partially lifted the freeze on the processing of pending applications. Among other actions, the order provides that the FCC will process certain amendments filed before December 15, 1995 that have the effect of eliminating mutual exclusivity among pending applications, which is likely to result in the grant of additional licenses to 38 GHz applicants other than the Company. Final rules issued in connection with the NPRM may require that 38 GHz service providers share the 38 GHz band with satellite services. The NPRM proposes substantial strengthening of the current rules concerning the steps that a grantee of a 38 GHz license must take to satisfy the FCC's construction requirements other than those received pursuant to an auction. There can be no assurance that the final rules (if any) issued in connection with the NPRM will resemble the rules proposed in the NPRM. There also can be no assurance that any proposed or final rules will not have a material adverse effect on the Company. The Company has not determined whether to seek additional licenses in the event of an auction.

 State Regulation

  Many of the Company's services, either now or in the future, may be classified as intrastate and therefore may be subject to state regulation. The Company is in the process of obtaining state authorizations to conduct its proposed business in the near-term. The Company is implementing a program to expand the scope of its intrastate certifications in various state jurisdictions as its product line expands and as the Telecommunications Act is implemented.

  Under current state regulatory schemes, entities can compete with LECs in the provision of (i) local access services, (ii) dedicated access services,
(iii) private network services, including WAN services, for businesses and other entities and (iv) long distance toll services. The remaining local telecommunications services, including switched local exchange services encompassing calls originating and terminating within a single defined local area, are not currently subject to competition in most states. The Telecommunication Act requires each of these states to remove these barriers to competition. No assurance can be given as to how quickly and how effectively each state will act to implement the new legislation.

TELEPORT AGREEMENT

  In October 1996, ART entered into an agreement to provide transmission facilities construction services to TCG. Approximately $2.7 million of the Company's fourth quarter revenues represented non-recurring equipment sales and construction revenue from installing links for TCG. The Company had completed such services by December 31, 1996 and does not expect routinely to provide significant construction services to third parties in the future.

EMPLOYEES

  As of December 31, 1996, the Company had a total of 121 employees. None of the Company's employees is represented by a collective bargaining agreement.

ITEM 2. PROPERTIES

  The Company leases approximately 22,000 square feet of office, technical operations and engineering field services depot space in Bellevue, Washington, including approximately 15,000 square feet under a sublease expiring in January 2000 and approximately 7,000 square feet under leases expiring in May 1997. The Company also leases an additional approximately 18,000 square feet of office space in thirteen cities nationwide.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On October 16, 1996, the Company's stockholders approved by unanimous written consent the merger agreement pursuant to which ART Licensing was merged and the restatement of the Company's Certificate of Incorporation in preparation for the Company's initial public offering. The Company did not submit any other matters to a vote of security holders during the fourth quarter of 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  The executive officers of the Company are as follows:

NAME                           AGE                       POSITION*
----                           ---                       ---------
Vernon L. Fotheringham........  48 Chairman of the Board of Directors and Chief
                                   Executive Officer.
Steven D. Comrie..............  41 President and Chief Operating Officer.
Thomas A. Grina...............  39 Executive Vice President, Finance and Chief
                                   Financial Officer
James D. Miller...............  54 Senior Vice President, Sales and Marketing
Richard A. Shields, Jr. ......  40 Senior Vice President, Technical Operations

--------
* Includes positions with predecessor

  Vernon L. Fotheringham has served as Chairman of the Board of Directors and Chief Executive Officer of the Company and ART Licensing since inception. From 1993 to 1995, Mr. Fotheringham served as president and chief executive officer of Norcom Networks Corporation, a nationwide provider of mobile satellite services. In 1992, Mr. Fotheringham co-founded Digital Satellite Broadcasting Corporation, a development stage company planning to provide satellite radio services nationwide, served as its chairman from 1992 to 1993 and currently serves as one of its directors. From 1988 to 1994, Mr. Fotheringham served as senior vice president of The Walter Group, Inc., a wireless telecommunications consulting and project management firm.

  Steven D. Comrie has served as President and Chief Operating Officer of the Company since July 1995. From 1992 to 1995, Mr. Comrie served as vice president and general manager of Cypress Broadcasting Inc., a television subsidiary of Ackerley Communications Inc. From 1990 to 1992, Mr. Comrie served as president of First Communication Media Inc.

  Thomas A. Grina has served as Executive Vice President, Finance and Chief Financial Officer of the Company and ART Licensing since April 1996. Mr. Grina was Vice President--Finance and Chief Financial Officer of Dial Page, Inc., a paging provider, from 1989 to 1996 and of its wholly-owned subsidiary, Dial Call Communications, Inc., a wireless communications company operating in the southeastern U.S. from 1993 to 1996.

  James D. Miller has served as Senior Vice President, Sales and Marketing of the Company since December 1995. From 1993 to 1995, Mr. Miller was vice president and general manager of U.S. Intelco Wireless. Mr. Miller served as executive vice president of Atlas Telecom from 1987 to 1993.

  Richard A. Shields, Jr. has served as Senior Vice President, Technical Operations of the Company since December 1996 and served as Vice President, Technology Development of the Company from March 1996 to December 1996. From 1992 through 1996, Mr. Shields was vice president, engineering and design for Claircom Communications. From 1991 to 1992, Mr. Shields served as director of product development of The Walter Group, Inc.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  ART's Common Stock is traded in the over-the-counter market and is reported on the Nasdaq National Market under the symbol "ARTT." The following table sets forth for the periods indicated the high and low sales information of the Common Stock as reported on the Nasdaq National Market. Such transactions reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                  PRICE RANGE
                                                                ---------------
                                                                 HIGH     LOW
                                                                ------- -------
     1996 Fourth Quarter (commencing on November 5)............ $16.250 $11.125
     1997 First Quarter (through March 21)..................... $14.625 $10.375

  On March 21, 1997, the last sale price of Common Stock as reported on the Nasdaq National Market was $12.125 per share. As of March 21, 1997 there were 202 record holders of ART's Common Stock.

  ART has not paid any cash dividends on its Common Stock in the past and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. ART's Board of Directors intends to retain earnings to finance the expansion of ART's business and fund ongoing operations for the foreseeable future. In addition, the terms of the indenture relating to the Company's 14% Senior Notes due 2007 restrict the ability of the Company to pay dividends on Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES.

 Preferred Stock

  In the February 1996 reorganization of ART Licensing, Global Private Equity II, L.P., Advent Partners Limited Partnership and Advent International Investors II L.P. (collectively, "Advent") exchanged $50,000 stated amount of the Company's preferred stock and a $4.95 million note of the Company for 232,826 shares of Art Licensing Series E preferred stock (which converted into 1,100,632 shares of Common Stock upon completion of the Company's initial public offering). The securities issued in the foregoing transaction were offered and sold in reliance on an exemption from registration under Regulation D promulgated under the Act.

  On February 2, 1996, Ameritech Development Corp. ("Ameritech") purchased 48,893 shares of Art Licensing Series F preferred stock (which converted into 231,131 shares of Common Stock upon completion of the Company's initial public offering). In addition, in connection with the Ameritech Strategic Distribution Agreement, ART Licensing granted Ameritech a ten-year warrant to purchase 318,959 shares of Art Licensing common stock exercisable at a nominal price per share (the "Ameritech Warrant") which warrant has been exercised. The securities issued in each of the foregoing transactions were offered and sold in reliance on an exemption from registration under Regulation D promulgated under the Act.

 March Bridge Notes

  On March 8, 1996, Art Licensing issued in a private placement $5,000,000 principal amount of two year, 10% unsecured notes (the "March Bridge Notes") and five-year warrants to purchase up to an aggregate of 400,000 shares of Art Licensing common stock at a price of $17.1875 per share (the "March Bridge Warrants") to then existing shareholders of ART Licensing and their affiliates and other accredited investors. The securities issued in the foregoing transaction were offered and sold in reliance on an exemption from registration under Regulation D promulgated under the Act.

 CommcoCCC Acquisition

  On February 25, 1997, the Company acquired the CommcoCCC Assets from CommcoCCC in exchange for 6,000,000 shares of Common Stock. Simultaneous with the execution of the CommcoCCC agreement pursuant to which the CommcoCCC Acquisition was consummated (the "CommcoCCC Agreement"), the stockholders of CommcoCCC loaned $3.0 million on a secured, subordinated basis bearing interest at the prime rate and payable on September 30, 1996 and issued three-year warrants to acquire 18,182 shares of Common Stock at $24.75 per share. In connection with an amendment to the CommcoCCC Agreement, the Company modified the terms of such warrants, reduced the exercise price of such warrants to $15.00 per share and increased the number of shares issuable upon exercise to 87,273 shares. The securities issued in the foregoing transaction were offered and sold in reliance on an exemption from registration under Regulation D promulgated under the Act.

 September Bridge Financing

  In August 1996, the Company received commitments for $3.0 million of 14.75% unsecured notes due March 1998 (the "September Bridge Notes"). The September Bridge Notes were funded from August 30, 1996 to October 1996. In October 1996, the Company received an additional $1.0 million of proceeds therefrom. The Company also issued five-year warrants to purchase up to an aggregate of 116,364 shares of Common Stock at a price of $15.00 per share (the "September Bridge Warrants") to then existing shareholders of ART Licensing and their affiliates and other accredited investors. The securities issued in the foregoing transaction were offered and sold in reliance on an exemption from registration under Regulation D promulgated under the Act.

 CIBC Financing Commitment

  The Company entered into agreements with certain investors (the "CIBC Investors") which provided for the issuance of $50.0 million of the Company's 12.5% Senior Secured Notes due 1998 (the "Senior Secured Notes") at any time, at the Company's option, until February 10, 1997 (the "CIBC Financing Commitment"). In connection with the CIBC Financing Commitment, the Company issued five-year warrants to purchase 300,258 shares of Common Stock at a nominal exercise price to the CIBC Investors. The Company did not elect to issue the Senior Secured Notes, and the CIBC Financing Commitment was terminated. The securities issued in the foregoing transaction were offered and sold in reliance on an exemption from registration under Regulation D promulgated under the Act.

 The Merger with ART Licensing

  In October 1996, the Company merged with ART Licensing through a wholly owned subsidiary, in which the holders of ART Licensing Common Stock received 2,945,848 shares of Common Stock and holders of ART Licensing preferred stock received 920,951 shares of preferred stock of the Company, which was converted into 4,353,587 shares of Common Stock upon the consummation of the Company's initial public offering in November 1996. The securities issued in the foregoing transaction were offered and sold in reliance on an exemption from registration under Regulation D promulgated under the Act.

ITEM 6. SELECTED FINANCIAL DATA

  The selected financial data presented below as of December 31, 1993, 1994, 1995 and 1996 and for the period from August 23, 1993 (date of inception) to December 31, 1993 and the years ended December 31, 1994, 1995 and 1996 were derived from and should be read in conjunction with the audited financial statements of the Company and the related notes thereto, included elsewhere in this Report.

                           AUGUST 23, 1993
                          (DATE OF INCEPTION       YEAR ENDED DECEMBER 31,
                           TO DECEMBER 31,   -------------------------------------
                                 1993           1994        1995          1996
                          ------------------ ----------  -----------  ------------
STATEMENT OF OPERATIONS
 DATA:
Service revenue.........      $      --      $      --   $     5,793  $    247,116
Equipment sales and
 construction revenue...             --             --           --      2,660,811
Consulting revenue......             --         137,489          --            --
Technical and network
 operations expenses....             --             --           --      3,402,948
Cost of equipment sales
 and construction.......             --             --           --      1,590,779
Sales and marketing
 expenses...............             --             --       191,693     5,548,584
General and
 administrative
 expenses...............           5,906        253,453    2,911,273    12,896,134
Research and development
 expenses...............             --             --           --      1,269,579
Depreciation and
 amortization...........             688          8,281       15,684     1,017,959
Loss from operations....          (6,594)      (124,245)  (3,112,857)  (22,818,056)
Interest and other
 expenses...............             --           4,375      121,986     6,512,251
Extraordinary loss......             --             --           --      1,339,996
Net loss................          (6,594)      (128,620)  (3,234,843)  (30,670,303)
Net loss per share......             --           (0.04)       (0.54)        (3.97)
Weighted average number
 of shares of
 common stock
 outstanding............       1,820,555      3,337,685    5,946,338     7,717,755
OTHER FINANCIAL DATA:
EBITDA (1)..............      $   (5,906)    $ (115,964) $(2,007,568) $(14,348,920)
Capital expenditures....             --           5,175    3,585,144    16,631,451
                                            AS OF DECEMBER 31,
                          --------------------------------------------------------
                                 1993           1994        1995          1996
                          ------------------ ----------  -----------  ------------
BALANCE SHEET DATA:
Working capital surplus
 (deficit)..............      $   13,958     $  (76,556) $(3,008,510) $ (9,623,905)
Property and equipment,
 net....................             --           3,448    3,581,561    19,303,849
FCC licenses, net.......             --             --     4,235,734     4,330,906
Total assets............          74,513         42,611    9,876,559    36,648,701
Long-term debt..........             --             --     6,450,000     4,977,246
Accumulated deficit.....          (6,594)      (135,214)  (3,370,057)  (34,040,360)
Total stockholders'
 equity (deficit).......          54,542        (39,078)    (312,860)   19,949,920

--------
(1) EBITDA represents loss before interest and financing expense (net of interest income), income tax expense, depreciation and amortization expense, non-cash compensation expense and non-cash market development expense. EBITDA is not intended to represent cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or loss, net income or loss or cash flow as an indicator of the Company's performance. EBITDA has been included because the Company uses it as one means of analyzing its ability to service its debt, because a similar measure will be used in the indenture relating to the Company's 14% Senior Notes due 2007 with respect to computations under certain covenants and because the Company understands that it is used by certain investors as one measure of a company's historical ability to service its debt. Not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to other similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Since the Company's inception in 1993, it has primarily focused on acquiring licenses, hiring management and other key personnel, raising capital, acquiring equipment and developing its operating and support systems and infrastructure. The Company commenced limited commercial operations in January 1996 and began full scale commercial operations in November 1996.

  From inception through December 31, 1996, the Company has generated revenue of approximately $3.1 million, consisting of service revenue of $252,909, equipment sales and construction revenue of approximately $2.7 million and consulting revenue of $137,489 and has incurred aggregate operating expenses of approximately $29.1 million, including $9.8 million of non-cash operating expenses. The remaining operating expenses consist primarily of compensation and benefits, sales and marketing expenses, costs related to equipment sales and construction, consulting and legal fees, research and development expenses, facilities expenses, systems development costs, and other costs related to building the Company's business infrastructure and marketing its wireless broadband services. The Company expects its operating revenues will increase in 1997. However, the Company also expects that operating and net losses and negative operating cash flow will increase as the Company implements its growth strategy and that, under its current business plan, operating and net losses and negative operating cash flow will continue at least through fiscal 1998. Accordingly, the Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. See "Liquidity and Capital Resources."

  The Company's revenues will be driven primarily by the number and capacity of the Company's 38 GHz links in service. The Company expects to charge customers a fixed monthly rate based on capacity provided. The Company's wireless broadband services are sold through a sales cycle that may average more than six months because of the need to demonstrate the quality of the Company's 38 GHz services and to formalize service agreements with customers. Once such agreements are completed, the Company must design its network and acquire access to sites necessary to provide services to customer locations. The Company believes that the sales cycle will shorten as the Company's 38 GHz technology becomes more widely accepted. Also, the Company has begun proactively to identify and qualify sites in selected markets in support of expected customer demand. See "Business--Business Strategy." The Company expects to achieve positive operating margins over time by (i) increasing the number of revenue generating customers and responding to growing demand for capacity among its customers without significantly increasing related hardware and roof rights costs and (ii) inducing other telecommunications service providers to utilize and market the Company's wireless broadband services as part of their own services, thereby reducing the Company's related marketing costs.

RESULTS OF OPERATIONS

 1996 Compared to 1995

  Revenues for the year ended December 31, 1996 were approximately $2.9 million compared to $5,793 in 1995. Included in 1996 revenues was approximately $2.7 million representing non-recurring sales and construction revenue associated with approximately 100 radio links installed for a third party. The Company does not expect routinely to sell equipment to and install radio links for third parties in the future. As of December 31, 1996, the Company had installed over 270 radio links on its 38 GHz licenses, including approximately 80 revenue generating links.

  Operating expenses other than interest were approximately $25.7 million for the year ended December 31, 1996 compared to approximately $3.1 million in 1995. The increase was primarily due to an overall increase in costs and expenses associated with preparing for the commencement of commercial operations. Included in 1996 was approximately $1.6 million of non-recurring expenses for sales and construction performed for a third party. Non-cash compensation expense of approximately $7.6 million, including approximately $6.8 million arising from the termination of an arrangement involving the escrow of shares of Common Stock (the "Escrow Shares") and subsequent release of such shares to certain employees, as well as higher general and administrative, sales and marketing expenses, technical and network operating expenses and research and development expenses. Included in sales and marketing expenses were non-cash marketing costs of approximately $1.1 million related to the Ameritech Strategic Distribution Agreement. Research and development costs were incurred as the Company initiated its research and development of microwave radio technology. The Company expects cash expenses for general and administrative, marketing and research and development to increase substantially in future periods as the development and deployment of the Company's business continues and expects depreciation and amortization to increase substantially in future periods as a result of recent spectrum acquisitions and deployment of its wireless transmission equipment.

  Net interest and other expenses were approximately $6.5 million for the year ended December 31, 1996 compared to $121,986 in 1995. Included in interest and other expenses for 1996 are approximately $1.2 million relating to an unsuccessful debt offering in July 1996 and approximately $3.7 million related to a financing commitment which was terminated in 1997 upon the sale by the Company of its 14% Senior Notes due 2007 (the "Senior Notes"). An additional expense of approximately $2.7 million will be recognized in the first quarter in connection with such terminated commitment. Interest expense increased in 1996 due to increased borrowings in 1996. The issuance of the Senior Notes in February 1997 will cause interest expense to increase substantially in future periods. The early repayment in November 1996 of bridge financings resulted in a non-cash extraordinary loss of approximately $1.3 million arising from the write-off of associated unamortized offering discount and deferred financing costs.

 1995 compared to 1994

  The Company's historical financial statements for 1994 primarily reflect ART's activities in applying for 38 GHz licenses and building operating systems.

  The Company had $137,489 in consulting services income for engineering and management services in 1994, related to filing of applications for 38 GHz licenses on behalf of others, and $5,793 in service revenue in 1995 derived from customers for wireless broadband services in markets in which licenses were acquired in November 1995.

  General and administrative expenses increased to approximately $2.9 million for 1995, from $253,453 for 1994 due to an increased number of employees and the recognition of non-cash compensation expenses of approximately $1.1 million associated with the release to certain employees of Escrow Shares as a result of meeting certain performance objectives and certain employee stock options. Sales and marketing expenses increased to $191,693 in 1995 from $0 in 1994 as the Company prepared for commercial operations. Net interest expense increased to $121,986 in 1995 from $4,375 in 1994 due to increased levels of borrowing. As a result, the net loss for 1995 was approximately $3.2 million, as compared to a net loss of $128,620 in 1994.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has generated negative cash flow and net losses each year since its inception and expects such net losses to continue at least for the next few years. Capital expenditures, including deposits on equipment, were approximately $16.6 million, $3.6 million and $5,175 for 1996, 1995 and 1994, respectively. Capital expenditures have primarily been for the purchase of radio transmission equipment in anticipation of commencing operations and for installation of equipment to meet FCC construction requirements. During 1996, the Company had net cash flows from financing activities of approximately $29.9 million primarily from its initial public offering of Common Stock. During 1995 and 1994, the Company had net cash flows from financing activities of approximately $6.3 million (net of redemptions) and $105,000, respectively, primarily from private placements of preferred stock and convertible notes. In February 1997, the Company completed its public offering of $135 million of Senior Notes. The Company used approximately $52 million of the net proceeds of such offering to purchase a portfolio of U.S. Treasury securities that will provide for payment of interest on the Senior Notes through February 2000. Also in February 1997, the Company completed its acquisition of the remaining 50% ownership interest in the ART West Joint Venture not already owned by the Company for $6 million, $3 million of which was paid in November 1996, and completed its acquisition of the assets of CommcoCCC, including 129 38 GHz licenses, for 6 million shares of Common Stock. To date, funding for acquisitions, capital expenditures and net operating losses has been provided from private placements of equity, various bridge financings, the Company's initial public offering in November 1996 and the Company's public offering of its Senior Notes in February 1997. Because the Senior Notes have "significant original issue discount" for tax purposes, the Company does not expect to be able to deduct the interest expense related to the accretion of this original issue discount for tax purposes.

  The Company currently estimates that it will incur approximately $35.0 million of capital expenditures in 1997. Because the Company installs links in response to customer orders and can redeploy links removed from service, the Company's actual rate of capital expenditures will, in large part, depend on levels of customer demand. As of December 31, 1996, the Company had outstanding commitments to purchase approximately $9.5 million of wireless transmission equipment from its equipment supplier.

  The Company's current business plan projects that the Company has resources to fund its operations and capital requirements at least through December 31, 1997 and that the Company will require significant additional capital after that date. The Company will require substantial additional capital for the continued development and expansion of its wireless broadband operations, the continued funding of operating losses, and the possible acquisition of additional licenses, other assets or other businesses. In addition, if, among other things, (i) the Company's plan of development or projections change or prove to be inaccurate, (ii) the Company's financial resources prove to be insufficient to fund the operations and capital requirements of the Company through December 31, 1997, (iii) the Company completes any material acquisitions or buys spectrum at auction or (iv) the Company accelerates implementation of its business plan, the Company may require additional financing earlier than December 31, 1997. There can be no assurance that the Company will be able to obtain any financing when required, or, if such financing is available, that the Company will be able to obtain it on acceptable terms. In the event that the Company fails to obtain additional financing when required, such failure could result in the modification, delay or abandonment of some or all of the Company's development and expansion plans. Any such modification, delay or abandonment is likely to have a material adverse effect on the Company.

NEW ACCOUNTING PRONOUNCEMENT

  In February 1997, the Financial Accounting Standards Board issued Financial Accounting Standards No. 128, "Earnings per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"), to simplify the existing computational guidelines and increase comparability on an international basis. The statement will be effective for the year ending December 31, 1997 and will replace "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS and the required dual presentation of basic and diluted EPS on the face of the consolidated statement of operations. Due to the Company's net losses, basic and diluted EPS computed pursuant to this statement are not expected to be materially different from the historical net losses per share previously presented.

INFLATION

  Management does not believe that its business is impacted by inflation to a significantly different extent than is the general economy.

CAUTIONARY STATEMENT

  This Item and other Items in this Report include "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such statements made by the Company are not guarantees of future performance and that known and unknown risks, uncertainties, and other factors including those risk factors identified in Exhibit 99 to this Report may cause actual results to differ materially from those in the forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Advanced Radio Telecom Corp.

  We have audited the accompanying consolidated balance sheets of Advanced Radio Telecom Corp. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Radio Telecom Corp. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

                                                       Coopers & Lybrand L.L.P.
Seattle, Washington
March 18, 1997

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                                          1996         1995
                                                      ------------  -----------
                       ASSETS
Current assets:
  Cash and cash equivalents.........................  $  1,974,407  $   633,654
  Accounts receivable...............................     1,819,593
  Prepaid expenses and other current assets.........       196,791       52,325
                                                      ------------  -----------
    Total current assets............................     3,990,791      685,979
Restricted cash.....................................     1,032,060
Property and equipment, net.........................    19,303,849    3,581,561
FCC licenses, net...................................     4,330,906    4,235,734
Equity investment...................................     3,285,000      285,000
Deferred financing costs, net.......................     3,255,688      778,897
Other assets........................................     1,450,407      309,388
                                                      ------------  -----------
    Total assets....................................  $ 36,648,701  $ 9,876,559
                                                      ============  ===========
   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..................................  $  9,425,834  $ 3,340,144
  Accrued compensation and benefits.................     1,350,894      267,091
  Other accrued liabilities.........................       944,807       87,254
  Current portion of long-term debt.................     1,893,161
                                                      ------------  -----------
    Total current liabilities.......................    13,614,696    3,694,489
Long-term debt, net of current portion..............     3,084,085    6,450,000
                                                      ------------  -----------
    Total liabilities...............................    16,698,781   10,144,489
                                                      ------------  -----------
Commitments and contingencies
Redeemable preferred stock, $0.01 par value, 1 share
 issued and outstanding at December 31, 1995........                     44,930
                                                      ------------  -----------
Stockholders' equity (deficit):
  Serial preferred stock, $0.001 par value, 488,492
   shares issued and outstanding at December 31,
   1995.............................................                        488
  Common stock, $0.001 par value, 13,559,420 and
   6,529,975 shares issued and outstanding..........        13,559        6,530
  Additional paid-in capital........................    53,976,721    3,050,179
  Accumulated deficit...............................   (34,040,360)  (3,370,057)
                                                      ------------  -----------
    Total stockholders' equity (deficit)............    19,949,920     (312,860)
                                                      ------------  -----------
      Total liabilities and stockholders' equity
       (deficit)....................................  $ 36,648,701  $ 9,876,559
                                                      ============  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                              1996         1995        1994
                                          ------------  -----------  ---------
Service revenue.........................  $    247,116  $     5,793
Equipment sales and construction
 revenue................................     2,660,811
Consulting revenue......................                             $ 137,489
                                          ------------  -----------  ---------
    Total revenue.......................     2,907,927        5,793    137,489
                                          ------------  -----------  ---------
Costs and expenses:
  Technical and network operations......     3,402,948
  Cost of equipment sales and
   construction.........................     1,590,779
  Sales and marketing...................     5,548,584      191,693
  General and administrative............    12,896,134    2,911,273    253,453
  Research and development..............     1,269,579
  Depreciation and amortization.........     1,017,959       15,684      8,281
                                          ------------  -----------  ---------
    Total operating expenses............    25,725,983    3,118,650    261,734
                                          ------------  -----------  ---------
Loss from operations....................   (22,818,056)  (3,112,857)  (124,245)
Interest and other:
  Interest expense......................     1,695,489      131,540      4,375
  Financing commitment expense..........     3,687,644
  Other.................................     1,248,000
  Interest income.......................      (118,882)      (9,554)
                                          ------------  -----------  ---------
    Loss before extraordinary item......   (29,330,307)  (3,234,843)  (128,620)
Extraordinary loss on early retirement
 of debt................................    (1,339,996)
                                          ------------  -----------  ---------
    Net loss............................  $(30,670,303) $(3,234,843) $(128,620)
                                          ============  ===========  =========
Pro forma loss per share of common stock
 before extraordinary item..............  $      (2.97) $     (0.30)
Extraordinary loss per share of common
 stock..................................         (0.13)
                                          ------------  -----------
Pro forma net loss per share of common
 stock..................................  $      (3.10) $     (0.30)
                                          ============  ===========
Pro forma weighted average number of
 shares of common stock outstanding.....     9,885,193   10,912,338
                                          ============  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                      SERIAL
                              COMMON STOCK       PREFERRED STOCK    ADDITIONAL
                          --------------------- -------------------   PAID-IN    ACCUMULATED
AMOUNTS                     SHARES    PAR VALUE  SHARES   PAR VALUE   CAPITAL      DEFICIT        TOTAL
-------                   ----------  --------- --------  --------- -----------  ------------  ------------
Balance, December 31,
 1993...................   1,070,915   $ 1,071                      $    60,065  $     (6,594) $     54,542
Issuance of common stock
 for cash...............   1,070,915     1,071                           33,929                      35,000
Net loss................                                                             (128,620)     (128,620)
                          ----------   -------  --------    -----   -----------  ------------  ------------
Balance, December 31,
 1994...................   2,141,830     2,142                           93,994      (135,214)      (39,078)
Issuance of common stock
 to ART West............      26,773        27                           24,973                      25,000
Issuance of common stock
 to existing
 stockholders...........   1,472,508     1,472                           (1,472)
Conversion of note
 payable and interest to
 paid-in capital........                                                 75,250                      75,250
Issuance of common stock
 to Landover and
 affiliates for cash....   3,120,000     3,120                           (2,100)                      1,020
Issuance of preferred
 stock to limited
 partnerships affiliated
 with Landover for cash:
 Series A...............                         332,091    $ 332     1,006,268                   1,006,600
 Series B...............                          82,318       82       880,618                     880,700
 Series C...............                           5,402        5       112,695                     112,700
Issuance of Series D
 preferred stock for
 cash...................                          61,640       62     1,999,938                   2,000,000
Shares issued to reflect
 anti-dilution
 adjustments............      62,655        63     7,041        7           (70)
Preferred stock issuance
 costs..................                                               (229,814)                   (229,814)
Redemption of common
 stock..................    (293,791)     (294)                      (1,999,706)                 (2,000,000)
Increase in additional
 paid-in capital as a
 result of the release
 of Escrow Shares.......                                                802,002                     802,002
Accrued stock option
 compensation...........                                                287,603                     287,603
Net loss................                                                           (3,234,843)   (3,234,843)
                          ----------   -------  --------    -----   -----------  ------------  ------------
Balance, December 31,
 1995...................   6,529,975     6,530   488,492      488     3,050,179    (3,370,057)     (312,860)
Issuance of Series E
 preferred stock........                         232,826      233     4,672,953                   4,673,186
Shares issued to reflect
 anti-dilution
 adjustments............      56,984        57   150,740      151          (208)
Issuance of Series F
 preferred stock and
 warrants in exchange
 for cash and the
 Ameritech strategic
 distribution
 agreement..............                          48,893       49     3,552,951                   3,553,000
Preferred stock issuance
 costs..................                                               (150,000)                   (150,000)
Increase in additional
 paid-in capital as a
 result of the release
 of Escrow Shares.......                                              6,795,514                   6,795,514
Value ascribed to the
 equipment financing
 warrants...............                                                484,937                     484,937
Value ascribed to the
 Bridge Financing
 Warrants...............                                              1,795,533                   1,795,533
Issuance of common stock
 in an initial public
 offering...............   2,300,500     2,301                       34,505,199                  34,507,500
Initial public offering
 common stock issuance
 costs..................                                             (6,081,098)                 (6,081,098)
Conversion of preferred
 stock to common stock
 in connection with the
 initial public
 offering...............   4,353,587     4,353  (920,951)    (921)       (3,432)
Value ascribed to the
 CIBC Warrants..........                                              4,503,848                   4,503,848
Accrued stock option
 compensation...........                                                850,663                     850,663
Common stock issued in
 connection with the
 exercise of the
 Ameritech warrants.....     318,374       318                             (318)
Net loss................                                                          (30,670,303)  (30,670,303)
                          ----------   -------  --------    -----   -----------  ------------  ------------
Balance, December 31,
 1996...................  13,559,420   $13,559              $       $53,976,721  $(34,040,360) $ 19,949,920
                          ==========   =======  ========    =====   ===========  ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                              1996         1995        1994
                                          ------------  -----------  ---------
Cash flows from operating activities:
 Net loss................................ $(30,670,303) $(3,234,843) $(128,620)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
  Non-cash compensation expense..........    7,646,177    1,089,605
  Depreciation and amortization..........    1,017,959       15,684      8,281
  Financing commitment expense...........    3,687,644
  Extraordinary item.....................    1,339,996
  Non-cash interest expense..............      772,221      110,828
  Non-cash marketing expense.............    1,053,000
  Changes in operating assets and
   liabilities:
   Accounts payable and accrued
    liabilities..........................    3,633,043      563,351     (8,282)
   Accounts receivable...................   (1,819,593)
   Prepaid expenses and other current
    assets...............................     (144,466)     (56,337)
                                          ------------  -----------  ---------
    Net cash used in operating
     activities..........................  (13,484,322)  (1,511,712)  (128,621)
                                          ------------  -----------  ---------
Cash flows from investing activities:
 Additions to property and equipment.....   (9,439,481)    (621,364)    (5,175)
 Investment in ART West..................   (3,000,000)    (255,000)
 Acquisition of EMI licenses and property
  and equipment..........................                (3,023,971)
 Additions to other assets...............   (1,425,032)    (280,000)
 Investment in restricted cash...........   (1,032,060)
 Additions to FCC licenses...............     (201,183)     (13,912)
                                          ------------  -----------  ---------
    Net cash used in investing
     activities..........................  (15,097,756)  (4,194,247)    (5,175)
                                          ------------  -----------  ---------
Cash flows from financing activities:
 Proceeds from issuance of common stock..   34,507,500        1,020     35,000
 Proceeds from issuance of preferred
  stock..................................    2,500,000    4,050,000
 Proceeds from bridge financings.........   12,000,000
 Proceeds from issuance of equipment
  financing note.........................    2,445,000
 Proceeds from issuance of convertible
  note payable...........................                 4,950,000
 Proceeds from loan and advances from
  Landover...............................                   183,500     70,000
 Redemption of common stock..............                (2,000,000)
 Stock issuance costs....................   (6,231,098)    (213,884)
 Repayment of bridge financings..........  (12,000,000)
 Principal payments of loan and long-term
  debt...................................   (1,131,443)      (8,500)
 Additions to deferred financing costs...   (2,167,128)    (452,656)
 Repayment of cash advances from
  Landover...............................                  (175,000)
                                          ------------  -----------  ---------
    Net cash provided by financing
     activities..........................   29,922,831    6,334,480    105,000
                                          ------------  -----------  ---------
 Net increase (decrease) in cash.........    1,340,753      628,521    (28,796)
Cash, beginning of period................      633,654        5,133     33,929
                                          ------------  -----------  ---------
Cash, end of period...................... $  1,974,407  $   633,654  $   5,133
                                          ============  ===========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND BASIS OF PRESENTATION:

  Advanced Radio Telecom Corp. ("ART", and collectively with its subsidiaries, the "Company") provides wireless broadband telecommunications services using point-to-point microwave transmissions in the 38 GHz band of the radio spectrum throughout the United States. Prior to the commencement of full-scale commercial operations during 1996, the Company's principal business activities included the acquisition of spectrum rights, buildout of its systems, development of its operating infrastructure, and raising of funds to implement its business plan.

  ART, formerly named Advanced Radio Technologies Corporation, was organized as a Delaware corporation in August 1993. Advanced Radio Technology Ltd., renamed Advanced Radio Telecom Corp. ("Telecom"), was organized in March 1995 by ART and Landover Holdings Corporation ("Landover") for the purpose of acquiring certain 38 GHz licenses and to facilitate Landover's commitment to invest or cause to invest $7 million in the Company. Pursuant to the related purchase, shareholder, and services agreements, ART and Telecom were operated as a single entity pending approval of their merger from the Federal Communications Commission ("FCC"). Such approval was received and Telecom became a wholly-owned subsidiary of ART by merger in October 1996. The merger was accounted for in a manner consistent with a reorganization of entities under common control which is similar to that of a pooling of interests, and the financial statements of prior periods have been restated.

  Under the Company's current business plan, the development of the Company's business and the deployment of its services and systems will require significant expenditures in the near term, a substantial portion of which is expected to be incurred before realization of significant revenues. Management believes that under its current business plans, the funds received from its initial public offering of equity securities and issuance of public debt securities are sufficient to enable the Company to fund its operations and capital requirements at least through December 1997 and that the Company will require significant additional capital after that date. While not expected, in the event that the Company's business development and expansion plans change, the Company may require additional financing earlier than December 31, 1997. In the event that the Company fails to obtain such financing when required, such failure could result in the modification, delay or abandonment of some or all of the Company's development and expansion plans which in turn, could have a material adverse affect on the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Consolidation

  The consolidated financial statements include all majority owned subsidiaries in which the Company has the ability to exercise control. All intercompany transactions have been eliminated in consolidation.

 Development Stage Enterprise

  During 1996, the Company commenced commercial operations, and is no longer considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." Such change in classification of the Company had no impact on the net loss or stockholders' equity (deficit) for any periods presented.

 Cash and Cash Equivalents

  The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents.

  The Company places its temporary cash investments with major financial institutions. At December 31, 1996 and 1995, the Company's temporary cash investments are principally placed in one entity.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

 Property and Equipment

  Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, generally 5 years for wireless transmission equipment and 3 to 5 years for other property and equipment.

  The costs of normal maintenance and repairs are charged to expense as incurred. Direct costs of placing assets into service and major improvements are capitalized. Gains or losses on the disposition of assets are recorded at the time of disposition.

 Capitalized Software

  Purchased software is capitalized at cost and amortized over its estimated useful life of 3 to 5 years.

 FCC Licenses

  The direct costs of obtaining 38 GHz radio spectrum licenses by grant from the FCC or by purchase from others and the cost of perfecting such licenses are capitalized and amortized on a straight-line basis over a 40 year period. Accumulated amortization as of December 31, 1996 totaled $106,011. All of the Company's licenses expire in 2001 and it is management's expectation that they will be renewed by the FCC for successive ten year periods.

 Recoverability of Long-Lived Assets

  The recoverability of property and equipment and capitalized FCC licenses is dependent on, among other things, the successful development of systems in each of the respective markets, or sale of such assets. Management estimates that it will recover the carrying amount of those costs from undiscounted cash flows generated by the systems once they have been developed. However, it is reasonably possible that such estimates will change in the near term as a result of technological, regulatory or other changes. The Company periodically reviews the carrying value of its capitalized assets for impairment and recoverability.

 Equity Investment

  The Company accounts for its fifty percent interest in the ART West joint venture under the equity method. There were no operations in this joint venture for the year ended December 31, 1996.

 Financing Costs

  Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the term of the debt. Direct costs of obtaining commitments for financing are deferred and charged to expense over the term of the commitments. Direct costs associated with obtaining equity financing are deferred and charged to additional paid-in capital as the related funds are raised. Deferred costs associated with unsuccessful financings are charged to other expense.

  Accumulated amortization of deferred financing costs totaled $3,753,605 and $44,376 at December 31, 1996 and 1995, respectively. Deferred costs of approximately $1.2 million associated with an unsuccessful public debt offering were charged to other expense in 1996.

 Revenue Recognition

  Revenue from telecommunications services are recognized ratably over the period such services are provided.

  Equipment sales and construction revenue is recorded at the time the equipment is delivered and construction is completed. Cost of equipment sales are based on the average cost method.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

  A single customer accounted for approximately forty-two percent of the Company's service revenues during 1996. Additionally, the Company entered into an equipment sales and construction services agreement with another customer during 1996 to act as a sub-contractor to provide transmission facilities construction services and the related wireless transmission equipment. This agreement was substantially completed during 1996 and total equipment sales and construction revenues are attributable to this customer. The receivables from this customer accounted for approximately ninety-four percent of total accounts receivable at December 31, 1996.

  During 1994, the Company recognized income from consulting fees associated with the application of FCC licenses on behalf of third parties, including consulting fees of approximately $80,000 to a related party.

 Research and Development

  Research and development costs are charged to expense as incurred.

 Income Taxes

  The Company accounts for income taxes under the liability method of accounting. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

 Net Loss Per Share

  Historical net loss per share is computed based on the loss for the period divided by the weighted average number of shares of common stock outstanding during each period. Historical net loss per share and the weighted average number of shares of common stock outstanding for the years ended December 31 are as follows:

                                               1996        1995        1994
                                            ----------  ----------  ----------
Loss per share before extraordinary item..  $    (3.80) $    (0.54) $    (0.04)
Extraordinary loss per share..............       (0.17)
                                            ----------  ----------  ----------
Net loss per share........................  $    (3.97) $    (0.54) $    (0.04)
                                            ==========  ==========  ==========
Weighted average number of shares of
 common stock outstanding.................   7,717,755   5,946,338   3,337,685
                                            ==========  ==========  ==========

  In accordance with Securities and Exchange Commission rules, potentially dilutive instruments issued within one year prior to the Company's initial public offering at exercise prices below the initial public offering price must be treated as outstanding for all periods presented in the initial public offering prospectus. Accordingly, 2,167,438 and 4,966,000 additional shares are reflected in the weighted average number of shares of common stock outstanding in computing the unaudited pro forma net loss per share for the years ended December 31, 1996 and 1995, respectively.

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"), to simplify the existing computational guidelines and increase comparability on an international basis. The statement will be effective for the year ending December 31, 1997. This statement will replace "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In addition, this statement will require the dual presentation of basic and diluted EPS on the face of the consolidated statement of operations. Due to the Company's net losses, basic and diluted EPS computed pursuant to this statement are not expected to be materially different from the historical net losses per share previously presented.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

3. SPECTRUM ACQUISITIONS:

 CommcoCCC Licenses

  In June 1996, the Company agreed to acquire 129 38 GHz licenses from CommcoCCC, Inc. ("CommcoCCC") in exchange for 6 million shares of the Company's common stock, which acquisition was consummated in February 1997. The aggregate market value of the common shares issued to CommcoCCC was approximately $88 million. The Company incurred approximately $3 million in fees in connection with this acquisition, of which approximately $1 million had been paid as of December 31, 1996 and included in other assets.

  The Company has given a stockholder of CommcoCCC an option to purchase FCC licenses in specified market areas in which the Company will have more than one license. The Option is exercisable only in the event that the stockholder receives licenses pursuant to pending applications covering a minimum specified population and expires in August 1997. The price of licenses to be purchased under the option is based upon a formula that considers the market price of the Company's common stock on the date of exercise.

 ART West Licenses

  In February 1997, the Company completed its acquisition from Extended Communications, Inc. ("Extended") of the remaining 50% interest in ART West, a partnership jointly controlled by Extended and the Company, for $6 million in cash, of which $3 million was paid in November 1996. The Company's initial 50% interest was obtained in 1995 through its initial capital contribution of $255,000 in cash and 26,773 shares of common stock. ART West held certain 38 GHz licenses that were transferred to the Company upon the completion of the acquisition. An officer of the Company is the president and a shareholder of Extended.

 EMI Licenses

  In November 1995, the Company acquired from EMI Communications Corp. ("EMI") certain 38 GHz radio spectrum licenses and related assets (the "EMI Licenses") in exchange for $3 million in cash and a $1.5 million non-negotiable promissory note. Landover advanced $175,000 to the Company to fund a portion of the initial payment to EMI, which was repaid in 1995. The total purchase price, including expenses, was allocated to the acquired assets as follows:

        FCC licenses................................................ $4,226,821
        Property and equipment......................................    297,150
                                                                     ----------
                                                                     $4,523,971
                                                                     ==========

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

4. PROPERTY AND EQUIPMENT:

  Property and equipment at December 31 were as follows:

                                                         1996         1995
                                                      -----------  ----------
     Wireless transmission equipment placed in
      service........................................ $ 5,303,386  $  297,150
     Wireless transmission equipment not yet placed
      in operation...................................  10,727,923   3,199,755
     Computer software...............................   2,334,683
     Computer hardware...............................   1,063,928
     Office furniture and equipment..................     458,698      93,414
     Other equipment and vehicles....................     333,152
                                                      -----------  ----------
                                                       20,221,770   3,590,319
     Accumulated depreciation........................    (917,921)     (8,758)
                                                      -----------  ----------
                                                      $19,303,849  $3,581,561
                                                      ===========  ==========

  Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $909,163, $7,031, and $1,727, respectively.

5. INCOME TAXES:

  Deferred tax assets and liabilities at December 31 were as follows:

                                                            1996        1995
                                                         -----------  ---------
     Deferred tax assets:
       Net operating loss carryforwards................. $ 9,100,000  $ 870,000
       Accrued compensation and benefits................     470,000
       Valuation allowance..............................  (9,258,000)  (870,000)
                                                         -----------  ---------
                                                         $   312,000  $
                                                         ===========  =========
     Deferred tax liabilities:
       Depreciation and amortization.................... $  (312,000)
                                                         ===========

  Differences between the tax bases of assets and liabilities and their financial statement amounts are reflected as deferred income taxes based on enacted tax rates. The net deferred tax assets have been reduced by a valuation allowance based on management's determination that the recognition criteria for realization has not been met.

  At December 31, 1996, the Company has accumulated net operating loss carryforwards for Federal income tax purposes of approximately $26.7 million which expire between 2008 and 2011. The Company's ability to use its net operating losses to offset future income is subject to restrictions in the Internal Revenue Code which could limit the Company's future use of its net operating losses if certain stock ownership changes occur.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

6. LONG-TERM DEBT, BRIDGE, AND OTHER FINANCINGS:

 Long-Term Debt

  Long-term debt as of December 31 consisted of the following:

                                                           1996         1995
                                                        -----------  ----------
EMI note, payable in quarterly installments of
 principal of $187,500 plus interest at prime plus 2%
 (10.25% at December 31, 1996), through January 1,
 1999.................................................  $ 1,312,500  $1,500,000
Equipment financing note, net of original issue
 discount of $333,476, payable in monthly installments
 of $92,694 including interest at 17.26%, and final
 payment of $642,305 due April 29, 1998...............    1,446,699
GTE software financing, payable in monthly
 installments of $67,000 including interest at 8.5%,
 through December 1, 1999.............................    2,079,372
Other.................................................      138,675
Advent notes, payable on demand on or after May 13,
 1997.................................................                4,950,000
                                                        -----------  ----------
                                                          4,977,246   6,450,000
  Less current portion................................   (1,893,161)
                                                        -----------  ----------
                                                        $ 3,084,085  $6,450,000
                                                        ===========  ==========


  The aggregate amount of the principal payments for long-term debt as of December 31, 1996 follows:

        YEAR ENDED DECEMBER 31:
        -----------------------
           1997.......................................... $2,159,941
           1998..........................................  2,346,811
           1999..........................................    803,970
                                                          ----------
                                                          $5,310,722
                                                          ==========

  The equipment financing note is collateralized by a portion of the Company's wireless transmission equipment and a $1 million certificate of deposit. The certificate of deposit is included in restricted cash. In connection with the issuance of the equipment financing note, certain shareholders of the Company guaranteed payment of the note in exchange for warrants to purchase 118,181 shares of the Company's common stock for $17.19 per share and $225,000 in fees. In November 1996, the shareholders were released from the guarantee.

 Bridge Financings

  During 1996 the Company issued in the aggregate $12 million of bridge financings in three private placements, consisting of $5 million of 10% notes issued in March 1996, $3 million of 14.75% notes issued in July 1996, and $4 million of 14.75% notes issued in September and October 1996. Of these notes, approximately $8.1 million principal amount was issued to certain shareholders of the Company and CommcoCCC. Warrants to purchase in the aggregate 603,637 shares of the Company's common stock (the "Bridge Financing Warrants") at a price per share ranging from $15.00 to $17.19, were issued in connection with these bridge financings.

  In November 1996, the Company repaid these bridge financings with the proceeds from the initial public offering of the Company's common stock. The early repayment of these bridge financings resulted in an extraordinary loss arising from the write-off of the unamortized note discounts and the related deferred financing costs.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

  In November 1995, the Company issued $4.95 million in 10% promissory notes and one share of the Company's Series A redeemable preferred stock to certain limited partnerships controlled by Advent International Corp. in exchange for $5 million in cash. In February 1996, the notes, related accrued interest and the redeemable preferred stock were exchanged for 232,826 shares of Series E preferred stock.

 Public Debt Offering

  In February 1997, the Company received $135 million of gross proceeds from a public offering of $135 million of 14% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 2,731,725 shares of the Company's common stock for $0.01 per share. The Company used approximately $51.8 million of the net proceeds of this offering to purchase a portfolio of U.S. Treasury securities, pledged as collateral for the payment of interest on the Senior Notes through February 15, 2000.

  The Senior Notes are unsecured senior obligations of the Company, due February 2007, with interest payable on February 15 and August 15 of each year and are redeemable at the Company's option beginning in February 2002 at redemption prices declining to par. The Senior Notes were issued under an indenture which contains covenants limiting the Company's ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets, or enter into certain transactions with related parties, among other restrictions.

 CIBC Financing Commitment

  In November 1996, in connection with Company's initial public offering of common stock, the Company entered into agreements with certain lenders which provided for the issuance of up to $50 million of Senior Secured Notes (the "CIBC Financing Commitment"), at any time at the Company's option through February 1997. In connection with the CIBC Financing Commitment, the Company paid placement and commitment fees and other expenses of approximately $1.9 million and issued warrants to purchase 300,258 shares of common stock (the "CIBC Warrants") at an exercise price of $0.01 per share. No amounts were borrowed under the CIBC Financing Commitment. The CIBC Financing Commitment was terminated in connection with the issuance of the Senior Notes.

7. COMMITMENTS AND CONTINGENCIES:

 Equipment Purchase Agreement

  In August 1995, the Company entered into an agreement to purchase wireless transmission equipment from a vendor. Under the terms of the agreement, the Company is obligated to purchase a specified number of wireless transmission units between August 1995 and December 31, 1998, subject to termination upon 90 days advance notice by either party. At December 31, 1996, this obligation amounted to approximately $9.5 million.

  The Company currently purchases the majority of its wireless transmission equipment from this and one other vendor. There are a limited number of other manufacturers who have, or are developing, equipment that would meet the Company's requirements; however, there can be no assurance that such equipment would be available to the Company on comparable terms or on terms more favorable to those included in its current arrangements. Moreover, a change in vendors could cause a delay in the Company's ability to provide its services, which would affect future operating results adversely.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

 Operating Leases

  The Company has entered into operating leases for office space and antenna sites which expire between 1997 and 2002. Lease expense amounted to approximately $618,000, $16,000 and $6,400 for 1996, 1995 and 1994,
respectively. Future annual minimum lease payments as of December 31, 1996 are as follows:

        1997......................................................... $  645,493
        1998.........................................................    535,021
        1999.........................................................    526,200
        2000.........................................................    500,439
        2001.........................................................    500,547
        Thereafter...................................................    382,033
                                                                      ----------
                                                                      $3,089,733
                                                                      ==========

 Research and Development Arrangements

  During 1996, the Company funded approximately $400,000 of research and development with an entity, of which an executive of the Company is a shareholder and former director, related to development of wireless transmission equipment.

 Employment Agreements

  The Company has entered into various employment agreements with certain executives that provide for annual base salaries and cash bonuses based on achievement of specific performance goals.

 DCT Agreement

  In June 1996, the Company entered into an agreement with DCT Communications, Inc. ("DCT") to acquire 16 38 GHz licenses from DCT for $3.6 million in cash. DCT has alleged that the Company has failed to satisfy a provision of the agreement, causing it to terminate and DCT to be able to retain a $100,000 deposit. Although the Company believes that it has satisfied such provision, there can be no assurance as to the outcome of such dispute. The Company does not currently expect to purchase the licenses pursuant to the agreement.

 Contingencies

  The Company is party to certain claims and makes routine filings with the FCC and state regulatory authorities. Management believes that the resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

8. CAPITAL STOCK:

 Preferred Stock

  The Company is authorized to issue 10 million shares of $0.001 par value serial preferred stock. Each series of the preferred stock issued is a separate class and, as a class, has a liquidation preference equal to the aggregate purchase price paid for such class. As of December 31, 1996, there were no shares of preferred stock outstanding. The historical share information regarding the Company's preferred stock activity follows:

                                              SERIAL PREFERRED STOCK
                          -------------------------------------------------------------------
                          SERIES A  SERIES B  SERIES C SERIES D  SERIES E  SERIES F   TOTAL
                          --------  --------  -------- --------  --------  --------  --------
Year ended December 31,
 1995:
Issuance of preferred
 stock to limited
 partnerships affiliated
 with Landover for cash:
 Series A...............   332,091                                                    332,091
 Series B...............              82,318                                           82,318
 Series C...............                        5,402                                   5,402
Issuance of Series D
 preferred stock for
 cash...................                                61,640                         61,640
Shares issued to reflect
 anti-dilution..........     2,852     4,189                                            7,041
                          --------  --------   ------  -------   --------  -------   --------
                           334,943    86,507    5,402   61,640                        488,492
Year ended December 31,
 1996:
Issuance of Series E
 preferred stock........                                          232,826             232,826
Shares issued to reflect
 anti-dilution..........   120,607    28,172    1,961                                 150,740
Issuance of Series F
 preferred stock to
 Ameritech..............                                                    48,893     48,893
                          --------  --------   ------  -------   --------  -------   --------
                           455,550   114,679    7,363   61,640    232,826   48,893    920,951
Serial preferred stock
 converted to common
 stock in connection
 with initial public
 offering of common
 stock..................  (455,550) (114,679)  (7,363) (61,640)  (232,826) (48,893)  (920,951)

 Common Stock

  The Company is authorized to issue 100 million shares of common stock, $0.001 par value. As of December 31, 1996, and February 25, 1997, there were 13,559,420 and 19,559,420 shares of the Company's common stock outstanding, respectively.

  The Company was initially formed in August 1993 by two of its executives and during November 1993, the Company issued additional shares of common stock in a private placement to a limited partnership. During March 1994, an affiliate of the limited partnership contributed $100,000 to the Company in exchange for 214,183 shares of common stock and a $70,000 promissory note. In connection with this financing, the Company issued an additional 856,732 shares of common stock to all of the then existing shareholders. In March 1995, the limited partnership agreed to assign the $70,000 promissory note, plus accrued interest, to the executives in exchange for two new promissory notes executed by the executives. Concurrent with the exchange of the promissory notes, the executives contributed the $70,000 promissory notes plus accrued interest to the Company, for which contribution there were no additional shares issued.

  In March and April 1995, the Company entered into certain agreements with Landover pursuant to which Landover agreed to invest or cause to be invested $7 million in the Company (the "Landover Funding Commitment") in exchange for approximately 3.1 million shares of the Company's common stock issued to Landover and certain of its affiliates. The agreements also contained provisions under which additional shares of the Company's preferred and common stock would be issued to shareholders of the Company, excluding Landover, for no consideration, such that the additional securities issued to satisfy the Landover Funding Commitment would dilute only Landover's ownership interest in the Company. The preferred stock transactions in 1995 and 1996 satisfied the Landover Funding Commitment and, as a result, the anti-dilution provisions terminated. As the actual cash proceeds received from these preferred stock transactions were in excess of Landover's commitment, the Company redeemed 293,791 shares of common stock from Landover for $2 million.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

  As part of the Landover Funding Commitment, approximately 1.9 million shares of the Company's common stock previously held by certain individual shareholders were placed in escrow to be released upon attainment of certain objectives, including the acquisition of a specified number of 38 GHz licenses ("Escrow Shares"). In November 1995, 681,102 Escrow Shares, with an estimated fair value of approximately $800,000, were released as a result of the acquisition of the EMI Licenses. In February 1996, the remaining Escrow Shares, with an estimated fair value of $6.8 million, were released as part of a reorganization of the Company. The estimated fair values of the Escrow Shares on the dates such shares were released were recorded as compensation expense and as an increase in additional paid-in capital.

  In February 1996, the Company sold 48,893 shares of preferred stock for an aggregate purchase price of $2.5 million to Ameritech Development Corporation ("Ameritech"). In addition, the Company entered into a strategic distribution agreement with Ameritech Corp., the parent of Ameritech, and, as partial consideration, granted warrants to Ameritech to purchase up to 318,959 shares of common stock at an exercise price of $0.01 per share. The Company recorded the estimated value of the strategic distribution agreement of $1.1 million as marketing expense and additional paid-in capital in 1996. The Company incurred fees of $150,000 in connection with this transaction. In December 1996, Ameritech exercised its warrants and was issued 318,374 shares of common stock by the Company.

  The financial statements and footnotes reflect the effects of various common stock splits and reverse stock splits, including a 1 for 2.75 reverse split of the Company's common stock effected in October 1996. All references to the number of shares, per share amounts and par value amounts have been restated for all stock splits and reverse stock splits. Such stock splits and reverse stock splits have no impact on the total amount of stockholders' equity (deficit).

 Initial Public Common Stock Offering

  During November 1996, the Company completed an initial public offering of 2,300,500 shares of common stock, raising approximately $34.5 million of gross proceeds. The Company incurred approximately $6.1 million of expenses in connection with this offering.

 Warrants to Purchase Common Stock

  The Company has issued warrants to purchase common stock in connection with its financing activities during the year ended December 31, 1996. The following summarizes the warrants outstanding at December 31, 1996:

                                                             EXERCISE
                                                   NUMBER OF PRICE PER PERIOD OF
                                                    SHARES     SHARE   EXERCISE
                                                   --------- --------- ---------
     Equipment financing warrants.................  118,181    17.19     2001
     Bridge Financing Warrants....................  400,000    17.19     2001
     Bridge Financing Warrants....................  203,637    15.00     2001
     CIBC Warrants................................  300,258     0.01     2001

  The warrants contain certain anti-dilution provisions.

  In February 1997, in connection with the issuance of the Senior Notes, the Company issued warrants to purchase 2,731,725 shares of the Company's common stock at an exercise price of $0.01 per share. The warrants will be exercisable at any time after August 15, 1997 through February 2007.

 Stock Option Plans

  During 1996, the Company adopted the Restated Equity Incentive Plan (the "Plan") that permits the Company to grant incentive and non-qualified options and other equity incentives to employees and independent consultants of the Company. The Company has reserved 1,400,000 shares of common stock for issuance under

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES the Plan. The exercise price of options granted under the Plan may not be less than 100% of the fair market value of the common stock on the grant date. Options granted under the Plan are generally exercisable for a term that does not exceed ten years from the date of grant.

  In May 1996 the Company adopted the 1996 Non-Employee Directors Automatic Stock Option Plan (the "Directors Plan"), which provides for the automatic grant of stock options to non-employee directors to purchase up to an aggregate of 75,000 shares.

  The Company applies the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for its stock-based plans. Accordingly, compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. Deferred compensation costs charged to operations was $850,663 and $287,603 in 1996 and 1995, respectively, and as of December 31, 1996, unearned compensation costs amounted to $449,312.

  A summary of the stock option transactions follows:

                                                                WEIGHTED AVERAGE
                                                       SHARES    EXERCISE PRICE
                                                       -------  ----------------
   Options granted in 1995............................ 382,630      $ 2.276
                                                       -------
   Options outstanding, December 31, 1995............. 382,630        2.276
     Options granted.................................. 461,112       16.074
     Options canceled................................. (16,363)      12.247
                                                       -------
   Options outstanding, December 31, 1996............. 827,379      $ 9.950
                                                       =======

  The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had the Company elected to recognize compensation costs as provided for by SFAS No. 123, the Company's net loss and per share amounts on a pro forma basis for the years ended December 31 would have been as follows:

                                                         1996         1995
                                                      PRO FORMA     PRO FORMA
                                                     ------------  -----------
     Loss before extraordinary item................. $(29,410,915) $(3,049,032)
     Extraordinary item.............................   (1,339,996)
                                                     ------------  -----------
     Net loss....................................... $(30,750,911) $(3,049,032)
                                                     ============  ===========
     Loss per share before extraordinary item....... $      (3.81) $     (0.51)
     Extraordinary loss per share...................        (0.17)
                                                     ------------  -----------
     Net loss per share............................. $      (3.98) $     (0.51)
                                                     ============  ===========

  The weighted average fair values per share at the date of grant for options granted during the years ended December 31, 1996 and 1995 were as follows:

                                                                   1996  1995
                                                                   ----- -----
     Options granted with exercise prices equal to the fair value of the stock at the date of grant........................... $6.59 $0.82
     Options granted with exercise prices greater than the fair value of the stock at the date of grant..................... $7.04

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

  The assumptions applied in these valuations for periods prior to the Company becoming a public entity were (i) use of the minimum value method, (ii) risk free interest rates ranging from 6.1% to 6.5%, (iii) assumed expected lives of 3 to 5 years, and (iv) no expected dividends. The assumptions applied for periods subsequent to the Company becoming a public entity were (i) use of the Black-Scholes option pricing model, (ii) risk free interest rates ranging from 5.8% to 6.0%, (iii) expected volatility rate of approximately 60%, (iv) assumed expected lives of 3 to 5 years, and (v) no expected dividends.

  The following table summarizes information about fixed-price options outstanding at December 31, 1996 as follows:

                                           WEIGHTED-
                              NUMBER        AVERAGE        WEIGHTED-      NUMBER      WEIGHTED-
                            OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
   EXERCISE PRICES          AT 12/31/96 CONTRACTUAL LIFE EXERCISE PRICE AT 12/31/96 EXERCISE PRICE
   ---------------          ----------- ---------------- -------------- ----------- --------------
   $ 1.624 to 4.543........   382,630           3           $ 2.276       194,876      $ 2.136
   $10.835 to 17.188.......   444,749         4.5           $16.552        58,887      $16.163

9. RELATED PARTY TRANSACTIONS:

  In 1995 and 1996, the Company entered into various management consulting agreements with Landover. Fees paid to Landover under the agreements totaled approximately $830,000 and $70,000 in 1996 and 1995, respectively. The agreements with Landover terminated in November 1996. Additionally, the Company paid Landover approximately $390,000 for expenses in connection with the Landover Funding Commitment.

  The Company has paid legal fees to a law firm in which a principal of the law firm was also an officer of the Company. Total fees paid to such law firm were approximately $520,000, $34,800 and $74,600 in 1996, 1995 and 1994,
respectively.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS:

  The carrying amounts and the estimated fair values of the Company's financial instruments at December 31, 1996 were as follows:

                                                           CARRYING     FAIR
                                                            AMOUNT     VALUE
                                                          ---------- ----------
     Cash and cash equivalents........................... $1,974,407 $1,974,407
     Restricted cash.....................................  1,032,060  1,032,060
     EMI Note............................................  1,312,500  1,312,500
     Other long-term debt................................  3,664,746  3,950,568

  Cash, cash equivalents and restricted cash: The carrying amount reported in the balance sheet approximates fair value.

  EMI Note and other long-term debt: The fair values are based upon interest rates currently available to the Company for issuance of similar debt with similar terms and maturities.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONCLUDED)

11. SUPPLEMENTAL CASH FLOW INFORMATION:

  Supplemental disclosure of cash flow information are summarized below for the years ended December 31:

                                                             1996       1995
                                                          ---------- ----------
Non-cash financing and investing activities:
  Additions to property and equipment.................... $9,548,102 $2,666,630
  Exchange of Advent Notes for Series E preferred stock,
   net of deferred financing costs.......................  4,673,186
  Value ascribed to issuance of warrants.................  2,115,388
  Accrued deferred financing costs.......................    300,405    370,617
  Issuance of promissory note payable to EMI.............             1,500,000
  Conversion of note payable and interest to common
   stock.................................................                75,250
  Issuance of stock and contribution of licenses to ART
   West..................................................                30,000
Interest paid............................................ $  926,821

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information relating to the executive officers of the Company is included in
Item 4A of Part I of this Form 10-K.

  Information relating to the directors of the Company is incorporated herein by reference to the information included under "Election of Directors" and "Certain Transactions--Laurence S. Zimmerman" in the Company's definitive Proxy Statement to be filed with the Commission in connection with the Company's 1997 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION.

  The information set forth under "Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information set forth under "Common Stock Ownership" in the Proxy Statement is incorporated herein by reference.

  For the sole purpose of calculating the aggregate market value of voting stock held by non-affiliates of the Company as set forth on the cover page, it was assumed that only directors, executive officers and greater than five percent stockholders as of the calculation date (other than Landover Holdings Corporation) constituted affiliates; no acknowledgment by such persons of affiliate status is implied.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information set forth under "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements:

      Consolidated Balance Sheets as of December 31, 1996 and 1995. Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.
      Consolidated Statements of Stockholders Equity (Deficit) for the years ended December 31, 1996, 1995 and 1994.
      Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

    (2) Financial Statement Schedules:

      None

    (3) Exhibits

      The following Exhibits are, as indicated on the Exhibit Index, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings.

 EXHIBIT NO.                                TITLE
 -----------                                -----
     3.1     Amended and Restated Certificate of Incorporation.
     3.2     Restated and Amended Bylaws of Registrant.
     4.1     Specimen of Common Stock Certificate.
     4.2     Indenture relating to the Company's 14% Senior Notes (the "Notes")
             due 2007.
     4.3     Specimen of Note (included in Exhibit 4.2)
     4.4     Collateral Pledge and Security Agreement relating to the Notes.
     4.5     Form of Warrant Agreement in connection with offering of Notes.
     4.6     Specimen of Warrant Certificate in connection with offering of
             Notes (included in Exhibit 4.5).
     9.1     Voting Trust Agreement dated November 5, 1996.
     9.2     Form of Trustee Indemnification Agreement.
     9.3     Cooperation Agreement dated November 5, 1996.
     9.4     Confidentiality Agreement dated November 5, 1996.
    10.1     Employment Agreement between the Company and Vernon L.
             Fotheringham, dated December 16, 1995.
    10.2     Employment Agreement between the Company and Steven D. Comrie, dated February 2, 1996.
    10.3     Consulting Agreement between the Company and W. Theodore Pierson,
             Jr., dated May 8, 1995 and effective January 1, 1995.
    10.4     Employment Agreement between the Company and Charles Menatti, dated March 8, 1996.
    10.5     Employment Agreement between the Company and James D. Miller, dated February 1, 1996.
    10.6     Employment Agreement between the Company and Thomas A. Grina, dated April 26, 1996.
    10.7     Form of Director Indemnification Agreement.
    10.8     Company's Restated Equity Incentive Plan, as amended.
    10.9     Form of Stock Option Agreement.
    10.10    Company's 1996 Non-Employee Directors Automatic Stock Option Plan.
    10.11    Form of Non-Employee Directors Stock Option Agreement.
    10.12    Comrie Non-Qualified Stock Option Agreement between the Company and Mr. Comrie.
    10.13    Comrie Incentive Stock Option Agreement.
    10.14    Grina Option Agreement.
    10.15    Purchase Agreement with DCT Communications, Inc. dated July 1,
             1996.
    10.16    $1,500,000 Non-negotiable and Nontransferable Promissory Note to
             EMI Communications Corp.
    10.17    38 GHz Radio Links Purchase Agreement dated August 11, 1995 with
             P-Com, Inc.
    10.18    Second Restated and Amended Registration Rights Agreement dated
             July 3, 1996 with ART Licensing and the stockholders of each of
             ART Licensing and the Company.
    10.19    Amendment No. 1 to Registration Rights Agreement dated as of
             October 16, 1996.
    10.20    Warrant issued on February 2, 1996 to Ameritech.
    10.21    Strategic Distribution Agreement dated April 29, 1996 with
             Ameritech.
    10.22    $2,445,000 Promissory Note in favor of CRA, Inc. ("CRA").
    10.23    Security Agreement with CRA.
    10.24    Form of Indemnity Warrant.

 EXHIBIT NO.                               TITLE
 -----------                               -----
    10.25    Form of Subscription Agreement dated March 8, 1996, including
             Forms of Bridge Note and Bridge Warrant.
    10.26    Asset Acquisition Agreement and Plan of Reorganization dated July
             3, 1996 with CommcoCCC, Inc.
    10.27    Option Agreement dated July 3, 1996 with Commco, L.L.C.
    10.28    Form of Noncompetition Agreement with Columbia and affiliates of
             Columbia.
    10.29    Right of First Offer Agreement dated July 3, 1996 with Columbia and affiliates of Columbia.
    10.30    Agreement to Lease between Commco, L.L.C. and Advanced Radio
             Technologies Corporation.
    10.31    Amendment No. 1 to Asset Acquisition Agreement and Plan of
             Reorganization.
    10.32    Letter of Intent dated April 29, 1996 with Helioss Communications
             Inc.
    10.33    Consulting Agreement dated March 1, 1996 with Trond Johannesen.
    10.34    Shareholders Agreement between the Company and Trond Johannesen.
    10.35    Form of September Bridge Warrant.
    10.36    Memorandum of Terms with Advantage Telecom, Inc.
    10.37    Form of CIBC Warrants.
    10.38    Services Agreement dated as of October 29, 1996 with ICG Telecom
             Group, Inc. and Pacific & Eastern Digital Transmission Services,
             Inc.
    21       Subsidiaries of the Company.
    23       Consent of Independent Accountants.
    27       Financial Data Schedule
    99       Risk Factors.

    (4) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 31ST DAY OF MARCH 1997.

                                          Advanced Radio Telecom Corp

                                                    /s/ Thomas A. Grina
                                          By: _________________________________
                                            EXECUTIVE VICE PRESIDENT AND CHIEF
                                                     FINANCIAL OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

              SIGNATURE                        TITLE                 DATE

     /s/ Vernon L. Fotheringham        Chairman, Chief          March 31, 1997
-------------------------------------   Executive Officer
       VERNON L. FOTHERINGHAM           and Director

         /s/ Steve D. Comrie           Director                 March 31, 1997
-------------------------------------
           STEVE D. COMRIE

           /s/ James Cook              Director                 March 31, 1997
-------------------------------------
             JAMES COOK

        /s/ Mark C. Demetree           Director                 March 31, 1997
-------------------------------------
          MARK C. DEMETREE

        /s/ Andrew I. Fillat           Director                 March 31, 1997
-------------------------------------
          ANDREW I. FILLAT

      /s/ James B. Murray, Jr.         Director                 March 31, 1997
-------------------------------------
        JAMES B. MURRAY, JR.

         /s/ Alan Z. Senter            Director                 March 31, 1997
-------------------------------------
           ALAN Z. SENTER

         /s/ Thomas A. Grina           Executive Vice           March 31, 1997
-------------------------------------   President and Chief
           THOMAS A. GRINA              Financial Officer

                                 EXHIBIT INDEX

 EXHIBIT NO.                            TITLE                              PAGE
 -----------                            -----                              ----
     3.1     Amended and Restated Certificate of Incorporation.
     3.2     Restated and Amended Bylaws of Registrant.
     4.1     Specimen of Common Stock Certificate.(3)
     4.2     Indenture relating to the Company's 14% Senior Notes (the
             "Notes") due 2007.(10)
     4.3     Specimen of Note (included in Exhibit 4.2).(10)
     4.4     Collateral Pledge and Security Agreement relating to the
             Notes.(10)
     4.5     Form of Warrant Agreement in connection with offering of
             Notes.(10)
     4.6     Specimen of Warrant Certificate in connection with offering of Notes (included in Exhibit 4.5).(10)
     9.1     Voting Trust Agreement dated November 5, 1996.(9)
     9.2     Form of Trustee Indemnification Agreement.(3)
     9.3     Cooperation Agreement dated November 5, 1996.(9)
     9.4     Confidentiality Agreement dated November 5, 1996.(9)
    10.1     Employment Agreement between the Company and Vernon L.
             Fotheringham, dated December 16, 1995.(1)
    10.2     Employment Agreement between the Company and Steven D.
             Comrie, dated
             February 2, 1996.(1)
    10.3     Consulting Agreement between the Company and W. Theodore
             Pierson, Jr., dated
             May 8, 1995 and effective January 1, 1995.(1)
    10.4     Employment Agreement between the Company and Charles
             Menatti, dated March 8, 1996.(1)
    10.5     Employment Agreement between the Company and James D.
             Miller, dated
             February 1, 1996.(1)
    10.6     Employment Agreement between the Company and Thomas A.
             Grina, dated
             April 26, 1996.(8)
    10.7     Form of Director Indemnification Agreement.(1)
    10.8     Company's Restated Equity Incentive Plan, as amended.(2)
    10.9     Form of Stock Option Agreement.(3)
    10.10    Company's 1996 Non-Employee Directors Automatic Stock
             Option Plan.(1)
    10.11    Form of Non-Employee Directors Stock Option Agreement.(3)
    10.12    Comrie Non-Qualified Stock Option Agreement between the
             Company and Mr. Comrie.(1)
    10.13    Comrie Incentive Stock Option Agreement.(1)
    10.14    Grina Option Agreement.(9)
    10.15    Purchase Agreement with DCT Communications, Inc. dated July
             1, 1996.(5)
    10.16    $1,500,000 Nonnegotiable and Nontransferable Promissory
             Note to EMI Communications Corp.(1)
    10.17    38 GHz Radio Links Purchase Agreement dated August 11, 1995 with P-Com, Inc.(1)
    10.18    Second Restated and Amended Registration Rights Agreement
             dated July 3, 1996 with ART Licensing and the stockholders of each of ART Licensing and the Company.(2)
    10.19    Amendment No. 1 to Registration Rights Agreement dated as
             of October 16, 1996.(9)

 EXHIBIT NO.                            TITLE                             PAGE
 -----------                            -----                             ----
    10.20    Warrant issued on February 2, 1996 to Ameritech.(1)
    10.21    Strategic Distribution Agreement dated April 29, 1996 with
             Ameritech.(1)
    10.22    $2,445,000 Promissory Note in favor of CRA, Inc.
             ("CRA").(1)
    10.23    Security Agreement with CRA.(1)
    10.24    Form of Indemnity Warrant.(1)
    10.25    Form of Subscription Agreement dated March 8, 1996,
             including Forms of Bridge Note and Bridge Warrant.(2)
    10.26    Asset Acquisition Agreement and Plan of Reorganization
             dated July 3, 1996 with CommcoCCC, Inc.(2)
    10.27    Option Agreement dated July 3, 1996 with Commco, L.L.C.(2)
    10.28    Form of Noncompetition Agreement with CommcoCCC.(2)
    10.29    Right of First Offer Agreement dated July 3, 1996.(2)
    10.30    Agreement to Lease between Commco, L.L.C. and Advanced
             Radio Technologies Corporation.(4)
    10.31    Amendment No. 1 to Asset Acquisition Agreement and Plan of
             Reorganization.(5)
    10.32    Letter of Intent dated April 29, 1996 with Helioss
             Communications Inc.(2)
    10.33    Consulting Agreement dated March 1, 1996 with Trond
             Johannesen.(3)
    10.34    Shareholders Agreement between the Company and Trond
             Johannesen.(5)
    10.35    Form of September Bridge Warrant.(9)
    10.36    Memorandum of Terms with Advantage Telecom, Inc.(5)
    10.37    Form of CIBC Warrants.(7)
    10.38    Services Agreement dated as of October 29, 1996 with ICG
             Telecom Group, Inc. and Pacific & Eastern Digital
             Transmission Services, Inc.(6)
    21       Subsidiaries of the Company.(2)
    23       Consent of Independent Accountants.
    27       Financial Data Schedule.
    99       Risk Factors.

--------
 (1) Previously filed with the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
 (2) Previously filed with Amendment 1 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
 (3) Previously filed with Amendment 2 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
 (4) Previously filed with Amendment 4 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
 (5) Previously filed with Amendment 6 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
 (6) Previously filed with Amendment 7 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
 (7) Previously filed with Amendment 8 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
 (8) Previously filed with the Company's Registration statement on Form S-1, filed May 15, 1996 (SEC Reg. No. 333-03735) and incorporated by reference herein.
 (9) Previously filed with the Company's Registration Statement Form S-1, effective February 3, 1997 (SEC Reg. No. 333-19295) and incorporated by reference herein.
(10) Previously filed with Amendment 2 to the company's Registration Statement on Form S-1, effective February 3, 1997 (SEC Reg. No. 333-19295) and incorporated by reference herein.