Form 10-Q
period 1997-03-31
ADVANCED RADIO TELECOM CORP
filed 1997-05-15
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1997.

     Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _____

                       Commission File Number 000-21091

                         ADVANCED RADIO TELECOM CORP.
            (Exact name of registrant as specified in its charter)


            DELAWARE                                    52-1869023
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

                       500 108th Avenue, NE, Suite 2600
                          Bellevue, Washington 98004
                   (Address of principal executive offices)

                                (206) 688-8700
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [_].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date:
19,559,420 shares of common stock, $.001 par value, at May 13, 1997.

PART 1 - FINANCIAL INFORMATION

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

as of March 31, 1997 and December 31, 1996

                                ASSETS                             MARCH 31,     DECEMBER 31,
                                                                     1997            1996
                                                                 ------------   --------------
                                                                  (UNAUDITED)
Current assets:
  Cash and cash equivalents                                     $  38,440,552   $  1,974,407
  Short-term investments                                           19,371,754
  Accounts receivable                                                 830,157      1,819,594
  Prepaid and other current assets                                    216,269        196,791
                                                                -------------   ------------

      Total current assets                                         58,858,732      3,990,792

  Restricted cash                                                   1,032,060      1,032,060
  Pledged securities                                               52,293,670
  Property and equipment, net                                      22,309,761     19,303,849
    of accumulated depreciation
    of $1,551,944 and $917,921
  FCC licenses, net of
    accumulated amortization of
    $425,962 and $106,011                                         132,636,611      4,330,905
  Deferred financing cost, net                                      4,501,005      3,255,688


  Other assets                                                        590,677      4,735,407
                                                               --------------   ------------

    Total assets                                               $  272,222,516   $ 36,648,701
                                                               ==============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                        $   2,174,480   $  9,408,675
  Accrued compensation and benefits                                 1,197,063      1,350,894
  Accrued interest payable                                          2,796,164         17,159
  Other accrued liabilities                                           307,247        944,807
  Current portion of long-term debt                                 1,866,334      1,893,161
                                                                -------------   ------------

     Total current liabilities                                      8,341,288     13,614,696

Long-term debt, net of current portion                            108,507,587      3,084,085
Deferred income tax liability                                      30,980,984
                                                                -------------   ------------

     Total liabilities                                            147,829,859     16,698,781

Commitments and contingencies

Stockholders' equity
  Common stock, $.001 par value, 100,000,000 shares authorized,
    19,559,420 and 13,559,420 shares issued and outstanding            19,559         13,559
  Additional paid-in capital                                      170,875,434     53,976,721
  Accumulated deficit                                             (46,502,336)   (34,040,360)
                                                                -------------   ------------
     Total stockholders' equity                                   124,392,657     19,949,920
                                                                -------------   ------------

          Total liabilities and stockholders' equity            $ 272,222,516   $ 36,648,701
                                                                =============   ============

  The accompanying notes are an integral part of the consolidated financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

for the three months ended March 31, 1997 and 1996

                                                               ---------------------------------
                                                                 For the three months ended
                                                               ---------------------------------
                                                                 March 31,           March 31,
                                                                   1997                1996
                                                               --------------      -------------

Service revenue                                                $     142,135       $      9,620
Equipment sales and construction revenue                             356,970
                                                               --------------      -------------

     Total revenue                                                   499,105              9,620
                                                               --------------      -------------

Costs and expenses:
 Technical and network operations                                  1,381,598
 Cost of equipment sales and construction                            214,399
 Sales and marketing                                               2,455,622            1,150,063
 General and administrative                                        2,982,149            8,914,303
 Research and development                                             59,545              419,418
 Depreciation and amortization                                       953,974               89,279
                                                               --------------      ---------------

     Total operating costs and expenses                            8,047,287           10,573,063
                                                               --------------      ---------------

Loss from operations                                              (7,548,182)         (10,563,443)

Interest expense                                                  (3,531,843)            (131,145)
Financing commitment expense                                      (2,699,881)
Interest income                                                    1,062,749
                                                               --------------       --------------

     Loss before income taxes                                    (12,717,157)         (10,694,588)
                                                               --------------       --------------

Deferred income tax benefit                                          255,181
                                                               --------------       --------------

     Net Loss                                                  $ (12,461,976)       $ (10,694,588)
                                                               ==============       ==============

Pro forma net loss per common share                                                 $       (0.98)
                                                                                    ==============

Pro forma weighted average common shares                                               10,912,338
                                                                                    ==============

Net loss per common share                                      $       (0.79)       $       (1.63)
                                                               ==============       ==============

Weighted average common shares                                    15,826,087            6,567,964
                                                               ==============       ==============

The accompanying notes are an integral part of the consolidated financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

for the three months ended March 31, 1997


                                                                                ADDITIONAL
                                                          COMMON STOCK            PAID-IN       ACCUMULATED
                                                     -----------------------
                                                      SHARES       PAR VALUE      CAPITAL         DEFICIT          TOTAL
                                                     ---------   -----------   ------------    --------------   ------------

Balance, December 31, 1996                           13,559,420    $ 13,559    $ 53,976,721    $ (34,040,360)   $ 19,949,920
Issuance of common stock in connection with the
   acquisition of the CommcoCCC, Inc. licenses        6,000,000       6,000      87,744,000                       87,750,000
Value ascribed to warrants issued with Senior Notes                              29,707,509                       29,707,509
Warrant issuance costs                                                           (1,002,109)                      (1,002,109)
Accrued stock option compensation                                                   449,313                          449,313
Net loss                                                                                        (12,461,976)     (12,461,976)
                                                   ------------    --------    ------------    -------------    ------------

Balance, March 31, 1997                              19,559,420    $ 19,559    $170,875,434    $ (46,502,336)   $124,392,657
                                                   ============    ========    ============    =============    ============

The accompanying notes are an integral part of the consolidated financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

for the three months ended March 31, 1997 and 1996

                                                                       ------------------------------------
                                                                             For the three months ended
                                                                       ------------------------------------
                                                                          March 31,             March 31,
                                                                           1997                   1996
                                                                       --------------        --------------
Cash flows from operating activities:
Net loss                                                               $  (12,461,976)       $  (10,694,588)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Non-cash compensation expense                                               449,313             7,221,000
  Non-cash marketing expense                                                                      1,053,000
  Depreciation and amortization                                               953,974                89,279
  Financing commitment expense                                              2,699,881
  Deferred income tax benefit                                                (255,181)
  Accrued interest on pledged securities                                     (515,604)
  Increase in accrued interest payable                                      2,779,005                 7,065
  Non-cash interest expense                                                   558,879               104,073
  Additions to other assets                                                  (126,284)
  Changes in operating assets and liabilities:
     Accounts receivable                                                      989,437
     Accounts payable and accrued liabilities                              (2,644,961)              830,591
     Prepaid expenses and other current assets                                (16,478)              (69,306)
                                                                       ---------------       ---------------

        Net cash used in operating activities                              (7,589,995)           (1,458,886)
                                                                       ---------------       ---------------

Cash flows from investing activities:
     Additions to property and equipment                                   (8,795,560)           (3,050,607)
     Additions to FCC licenses                                             (5,371,478)
     Additions to short-term investments                                  (19,371,754)
     Investment in pledged securities                                     (51,778,066)
                                                                       ---------------       ---------------

        Net cash used in investing activities                             (85,316,858)          (3,050,607)
                                                                       ---------------       ---------------

Cash flows from financing activities:
     Proceeds from issuance of Senior Notes and warrants                  135,000,000
     Proceeds from issuance of preferred stock                                                   2,500,000
     Proceeds from bridge financing                                                              5,000,000
     Stock issuance costs                                                                         (150,000)
     Principal payments of long-term debt                                    (560,324)
     Additions to deferred financing costs                                 (4,064,569)            (450,000)
     Warrant issuance costs                                                (1,002,109)
                                                                       ---------------       ---------------

        Net cash provided by financing activities                         129,372,998            6,900,000
                                                                       ---------------       ---------------

  Net increase in cash                                                     36,466,145            2,390,507


Cash and cash equivalents, beginning of period                              1,974,407              633,654
                                                                       ---------------       ---------------
Cash and cash equivalents, end of period                               $   38,440,552        $   3,024,161
                                                                       ===============       ===============

The accompanying notes are an integral part of the consolidated financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


1.   THE COMPANY:

     Advanced Radio Telecom Corp. ("ART", and collectively with its subsidiaries, the "Company") provides wireless broadband telecommunications services using point-to-point microwave transmissions in the 38 GHz band of the radio spectrum throughout the United States.

     Under the Company's current business plan, the development of the Company's business and the deployment of its services and systems will require significant expenditures in the near term, a substantial portion of which is expected to be incurred before realization of significant revenues. Management believes that under its current business plan, the funds received from its initial public offering of equity securities and issuance of public debt securities are sufficient to enable the Company to fund its operations and capital requirements at least through December 31, 1997. In the event that the Company's business development and expansion plans change, the Company may require additional financing earlier than December 31, 1997. In the event that the Company fails to obtain such financing when required, such failure could result in the modification, delay or abandonment of some or all of the Company's development and expansion plans which in turn, could have a material adverse affect on the Company.

2.   BASIS OF PRESENTATION:

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The foregoing statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of March 31, 1997 and the consolidated results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. The results of operations and cash flows for the three months ended March 31, 1996 have been restated to reflect a merger by ART in October 1996.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

     Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The March 31, 1997 and 1996 unaudited condensed consolidated financial statements should be read in conjunction with the December 31, 1996 audited consolidated financial statements of the Company and notes thereto.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     SHORT-TERM INVESTMENTS

     Short-term investments are comprised of commercial paper and other similar investments purchased with a remaining term to maturity of more than three months. The amount reported in the balance sheet at March 31, 1997 approximates fair value.


     PROPERTY AND EQUIPMENT:

     Property and Equipment is stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives. As of March 31, 1997, approximately $5.9 million out of a total of $19.1 million of wireless transmission equipment has been placed into service.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

4.   SPECTRUM ACQUISITIONS:

     COMMCOCCC LICENSES

     In June 1996, the Company agreed to acquire 129 38 GHz licenses from CommcoCCC, Inc. ("CommcoCCC") in exchange for 6 million shares of the Company's common stock. The acquisition of the CommcoCCC licenses, which was consummated in February 1997, was considered a tax free exchange for Federal income tax purposes and accounted for as a purchase business combination for financial reporting purposes. The total acquisition cost was approximately $122.2 million, comprised of the fair value of the six million shares of common stock issued of approximately $87.8 million, direct costs incurred of approximately $3.2 million and the related deferred tax liability of approximately $31.2 million. The operations of CommcoCCC were minimal through the date of acquisition and the total acquisition cost was allocated to FCC licenses.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

4.   SPECTRUM ACQUISITIONS, CONTINUED:

     COMMCOCCC LICENSES, CONTINUED

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

     ART WEST LICENSES

     In February 1997, the Company completed its acquisition from Extended Communications, Inc. ("Extended") of the remaining 50% interest in ART West, a partnership jointly controlled by Extended and the Company, for $6 million in cash, of which $3 million was paid in November 1996. The Company's initial 50% interest was obtained in 1995 through its initial capital contribution of $255,000 in cash and 26,773 shares of common stock. ART West held certain 38 GHz licenses that were transferred to the Company upon the completion of the acquisition. The operations of ART West were minimal through the date of acquisition and the total cost of $6,285,000, including the initial contribution, was allocated to FCC licenses.

5.   SENIOR NOTES:

     In February 1997, the Company received $135 million of gross proceeds from a public offering of $135 million of 14% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 2,731,725 shares of the Company's common stock for $0.01 per share. The Company used approximately $51.8 million of the net proceeds from this offering to purchase a portfolio of U.S. Treasury securities pledged as collateral for the payment of interest on the Senior Notes through February 15, 2000.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

5.   SENIOR NOTES, CONTINUED:

     The aggregate value ascribed to the warrants of approximately $29.7 million, was reflected as both a debt discount and an element of additional paid-in capital. The increase in the face value of the Senior Notes for the debt discount is accounted for as a component of interest expense using the effective interest rate method. The Senior Notes are considered to have "significant original issue discount" under Federal tax rules and the Company is not able to deduct the accretion of the debt discount for Federal income tax purposes.

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

6.   INCOME TAXES:

     Deferred tax assets and liabilities at March 31, 1997 and December 31, 1996 are as follows:

                                                      March 31,     December 31,
                                                        1997           1996
                                                    -------------   ------------
       Deferred tax assets:
         Net operating loss carryforwards          $ 14,455,131    $ 9,100,000
         Accrued compensation and benefits              540,487        470,000
         Valuation allowance                         (1,490,803)    (9,258,000)
                                                   -------------   ------------
                                                     13,504,815        312,000

       Deferred tax liabilities:
         CommcoCCC licenses                         (43,933,161)
         Depreciation and amortization                 (552,638)      (312,000)
                                                   -------------   ------------

               Net deferred income tax liability   $(30,980,984)   $
                                                   =============   ============

     Differences between the tax bases of assets and liabilities and their financial statement amounts are reflected as deferred income taxes based on enacted tax rates. In February 1997, the Company reversed approximately $12.8 million of its deferred tax asset valuation allowance as a result of recording deferred taxes arising from the CommcoCCC license acquisition. The remaining net deferred tax assets at March 31, 1997 have been reduced by a valuation allowance based on management's determination that the recognition criteria for realization of a portion of the deferred tax assets has not been met.


     The effective tax rate is based on an estimate of the annualized tax rate and differs from the federal statutory rate principally due to the net deferred tax asset valuation allowance.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

7.   COMMITMENTS AND CONTINGENCIES:

     The Company is party to certain claims and makes routine filings with the FCC state regulatory authorities. Management believes that the resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the consolidated financial position, results of operations or cash flows of the Company.

8.   SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental disclosure of cash flow information are summarized below for the three months ended March 31:

                                                                   1997            1996

     Non-cash financing and investing activities:
       Issuance of shares for CommcoCCC licenses                $ 87,750,000
       Value ascribed to warrants                                 29,707,509    $  1,053,000
       Additions to property and equipment                           829,217       2,477,264
       Exchange of Advent Notes for Series E preferred stock,
          net of deferred financing costs                                          4,673,186
       Accrued deferred financing costs                                               85,338

     Interest paid                                                   176,800          27,072

Item 2.   Management's Discussion And Analysis Of Financial
          -------------------------------------------------
          Condition And Results Of Operations
          -----------------------------------

OVERVIEW

From the Company's inception in 1993 to commencement of commercial operations in November 1996, the Company had primarily focused on acquiring licenses, hiring management and other key personnel, raising capital, acquiring equipment and developing its operating and support systems and infrastructure. The Company is now engaged in providing wireless broadband telecommunications services and its revenues will be driven primarily by the number and capacity of the Company's 38 GHz links in service. As of March 31, 1997, the Company had approximately 120 radio links providing service to customers.

RESULTS OF OPERATIONS

Three months ended March 31, 1997 compared to the three months ended March 31,
-----------------------------------------------------------------------------
1996
----

Revenues for the three months ended March 31, 1997 were approximately $500,000 compared to $9,620 for the same period in 1996. Included in revenue for the period ending March 31, 1997 was approximately $357,000 representing non-recurring equipment sales and construction revenue associated with radio links installed for a third party.

Operating expenses other than interest were approximately $8.0 million for the three months ended March 31, 1997 compared to approximately $10.6 million for the same period in 1996. General and administrative expenses were higher in the first quarter of 1996 than the first quarter of 1997 due to a corporate charge of $6.8 million during the first quarter of 1996 relating to the release from escrow of shares of the Company's common stock to two executive officers of the Company. Included in sales and marketing expenses for the first quarter of 1996 were non-cash marketing costs of $1.1 million related to the Ameritech Strategic Distribution Agreement.

Included in operating costs and expenses for the first quarter of 1997 were approximately $214,000 representing costs of equipment sales and construction related to the non-recurring revenue described above and non-cash charges of approximately $449,000 relating primarily to accelerated vesting of stock options. The decrease in general and administrative expenses from the first quarter of 1996 to the first quarter of 1997 was partially offset by increases in technical and network operations expenses, sales and marketing expenses and depreciation and amortization expenses as the Company began full scale commercial operations in November 1996. Excluding non-cash and non-recurring items, operating costs and expenses for the first quarter ended March 31, 1997 were $7.4 million compared to approximately $2.3 million in 1996. In future periods the Company expects substantial increases in cash expenses for general and administrative, marketing and research and development as the development and deployment of the Company's business continues and expects depreciation and amortization to increase substantially in future periods as a result of recent spectrum acquisitions and deployment of its wireless transmission equipment. Operating losses for the first quarter ended March 31, 1997 were $7.5 million compared to $10.5 million for the same period in the prior year.

Net interest and other expenses were approximately $5.2 million for the period ending March 31, 1997 compared to approximately $131,000 for the same period in 1996. Included in interest and other expenses for 1997 is approximately $2.7 million relating to a financing commitment which was terminated in 1997 upon the sale by the Company of its 14% Senior Notes due 2007 (the "Senior Notes"). Interest expense will be higher in future quarters than the first quarter of 1997 because the Senior Notes were outstanding for only part of the first quarter. The net loss for the quarter ended March 31, 1997 was $12.5 million or $0.79 per weighted average common share. This compared to a net loss for the first quarter 1996 of approximately $10.7 million or $1.63 per weighted average common share.

Draft of 05/08/97 4:11 PM

LIQUIDITY AND CAPITAL RESOURCES

The Company has generated negative cash flow and net losses each year since its inception and expects such negative cash flow and net losses to continue at least for the next few years. Accordingly, the Company will be dependent on various financing sources to fund its growth as well as continued losses from operations. To date, funding for acquisitions, capital expenditures and net operating losses has been provided from private placements of equity, various bridge financings, the Company's initial public offering in November 1996 and the Company's public offering of its Senior Notes in February 1997. Approximately $52 million of the approximately $130 million net proceeds from the sale of the Senior Notes was used to purchase a portfolio of U.S. Treasury securities that will provide for payment of interest in the Senior Notes through February 2000. Because the Senior Notes have "significant original issue discount" for tax purposes, the Company is not able to deduct the interest expense related to the accretion of this original issue discount for tax purposes.

The Company currently estimates that it will incur approximately $25.0 million of capital expenditures for the last three quarters of 1997, including outstanding commitments to purchase approximately $9.5 million of wireless transmission equipment. Because the Company installs links in response to customer orders and can redeploy links removed from service, the Company's actual rate of capital expenditures will in part depend on levels of customer demand.

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

CAUTIONARY STATEMENT

This Item and other Items in this Report include "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such statements made by the Company are not guarantees of future performance and that known and unknown risks, uncertainties, and other factors including the risk of government regulation, the ability to manage growth, the ability to secure roof rights, technological change, the Company's reliance on equipment suppliers and other risk factors identified and discussed in Exhibit 99 to the Company's annual report on Form 10-K for the year ended December 31, 1996 previously filed with the Securities and Exchange Commission. These risks factors may cause actual results to differ materially from those in the forward-looking statements.

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits - 27 Financial Data Schedule

          (b) Reports on Form 8-K - The Company filed a report on Form 8-K with the Securities and Exchange Commission on March 10, 1997, reporting the consummation of the acquisition of the assets of Commco CCC, Inc. No financial statements were filed.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May 1997.

                                        ADVANCED RADIO TELECOM CORP.

                                        By: /s/ Thomas A. Grina
                                           --------------------------------
                                                Thomas A. Grina
                                              Executive Vice President,
                                               Chief Operating Officer
                                             and Chief Financial Officer

                                             (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)