Form 10-Q
period 1997-06-30
ADVANCED RADIO TELECOM CORP
filed 1997-08-12
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

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

                        500 108th Avenue NE, Suite 2600
                          Bellevue, Washington 98004
                   (Address of principal executive offices)

                                (425) 688-8700
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 19,749,452 shares of common stock, $.001 par value, at August 7, 1997.

Part I - Financial Information

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

                                                                       June 30,     December 31,
ASSETS                                                                   1997          1996
                                                                      ----------    ------------
                                                                      (Unaudited)
Current assets:
 Cash and cash equivalents                                          $ 24,463,966     $ 1,974,407
 Short-term investments                                               19,671,556
 Pledged securities                                                   18,251,339
 Accounts receivable                                                     448,303       1,819,593
 Prepaid  and other current assets                                       305,168         196,791
                                                                   -------------     -----------
Total current assets                                                  63,140,332       3,990,791

Restricted cash                                                        1,032,060       1,032,060
Pledged securities                                                    34,787,959
Property and equipment, net of accumulated depreciation and
 amortization of $2,117,904 and $917,921                              28,228,836      19,303,849
FCC licenses, net of accumulated amortization of
 $1,267,303 and $106,011                                             131,822,061       4,330,906
Deferred financing costs, net                                          4,300,668       3,255,688
Other assets                                                             636,265       4,735,407
                                                                   -------------     -----------
    Total assets                                                    $263,948,181     $36,648,701
                                                                   =============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable                                             $  1,657,015     $ 9,425,834
 Accrued compensation and benefits                                     1,934,891       1,350,894
 Accrued interest payable                                              7,508,219          17,159
 Other accrued liabilities                                               446,243         927,648
 Current portion of long-term debt                                     2,495,510       1,893,161
                                                                    ------------      ----------
    Total current liabilities                                         14,041,878      13,614,696

Long-term debt, net of current portion                               107,782,634       3,084,085
Deferred income tax liability                                         30,371,368
                                                                   -------------     -----------
    Total liabilities                                                152,195,880      16,698,781
                                                                   -------------     -----------
Commitments and contingencies

Stockholders' equity:
 Common stock, $.001 par value, 100,000,000 shares authorized,
  19,749,452 and 13,559,420 shares issued and outstanding                 19,749          13,559
 Additional paid-in capital                                          170,931,302      53,976,721
 Accumulated deficit                                                 (59,198,750)    (34,040,360)
                                                                   -------------     -----------
    Total stockholders' equity                                       111,752,301      19,949,920
                                                                   -------------     -----------

     Total liabilities and stockholders' equity                     $263,948,181    $ 36,648,701
                                                                    ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

                                                             Three months ended June 30,     Six months ended June 30,
                                                                  1997            1996           1997            1996
                                                              --------------------------     -------------------------
Service revenue                                             $    186,088    $    51,900    $    328,223    $     61,520
Equipment sales and construction
  revenue                                                                                       356,970
                                                            ------------    -----------    ------------    ------------
     Total revenue                                               186,088         51,900         685,193          61,520
                                                            ------------    -----------    ------------    ------------

Costs and expenses:
   Technical and network operations                            1,240,278        270,319       2,621,878         270,319
   Cost of equipment sales and
      construction                                                                              214,399
   Sales and marketing                                         3,786,175        322,135       6,241,797       1,472,198
   General and administrative                                  3,401,285      2,449,978       6,383,433      11,364,281
   Research and development                                       69,170        101,988         128,715         521,406
   Depreciation and amortization                               1,407,301        189,096       2,361,275         278,375
                                                            ------------    -----------    ------------    ------------
     Total operating costs and expenses                        9,904,209      3,333,516      17,951,497      13,906,579
                                                            ------------    -----------    ------------    ------------

Loss from operations                                          (9,718,121)    (3,281,616)    (17,266,304)    (13,845,059)

Interest expense                                              (5,084,734)      (469,119)     (8,616,576)       (618,694)
Financing commitment expense                                                                 (2,699,881)
Other                                                                        (1,248,000)                     (1,248,000)
Interest income                                                1,496,825         21,459       2,559,574          39,889
                                                            ------------    -----------    ------------    ------------
     Loss before income taxes                                (13,306,030)    (4,977,276)    (26,023,187)    (15,671,864)

Deferred income tax benefit                                      609,616                        864,797
                                                            ------------    -----------    ------------    ------------
     Net loss                                               $(12,696,414)   $(4,977,276)   $(25,158,390)   $(15,671,864)
                                                            ============    ===========    ============    ============

Pro forma net loss per share of
  common stock                                                              $     (0.46)                    $     (1.44)
                                                                            ===========                     ===========
Pro forma weighted average shares                                            10,912,338                      10,912,338
  of common stock                                                           ===========                     ===========

Net loss per share of common stock                           $     (0.65)   $     (0.76)   $      (1.42)    $     (2.38)
                                                            ============    ===========    ============     ============
Weighted average shares of
  common stock                                                19,624,874      6,586,958      17,735,974       6,577,461
                                                            ============    ===========    ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) for the six months ended June 30, 1997


                                             Common Stock            Additional
                                        ------------------------       Paid-In       Accumulated
                                         Shares       Par Value        Capital         Deficit        Total
                                        ---------     ----------     -----------     ------------    -------

Balance, December 31, 1996             13,559,420        $13,559    $ 53,976,721   $(34,040,360)   $ 19,949,920

Common stock issued in connection
    with the acquisition of the
    CommcoCCC, Inc. licenses            6,000,000          6,000      87,744,000                     87,750,000

Value ascribed to warrants issued
     with Senior Notes                                                29,707,509                     29,707,509

Warrant issuance costs                                                (1,254,697)                    (1,254,697)

Accrued stock option compensation                                        449,313                        449,313

Stock options exercised                   190,032            190         308,456                        308,646

Net loss                                                                            (25,158,390)    (25,158,390)
                                       ----------       --------    ------------   ------------   -------------
Balance, June 30, 1997                 19,749,452        $19,749    $170,931,302   $(59,198,750)   $111,752,301
                                       ==========       ========    ============   ============    ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                          Six months ended June 30,
                                                        -----------------------------
                                                            1997             1996
                                                        ------------    -------------
Cash flows from operating activities:
Net loss                                                $(25,158,390)   $(15,671,864)
Adjustments to reconcile net loss to net cash used
in operating activities:
 Non-cash compensation expense                               449,313       7,362,726
 Non-cash marketing expense                                                1,053,000
 Depreciation and amortization                             2,361,275         278,375
 Non-cash financing commitment expense                     2,699,881
 Write-off of deferred financing costs                                     1,248,000
 Non-cash interest expense                                   824,263         587,992
 Changes in assets and liabilities:
  Accrued interest payable                                 7,491,060         167,567
  Accounts receivable                                      1,371,290
  Accrued interest on pledged securities                  (1,261,232)
  Accounts payable and accrued liabilities                (1,674,200)       (890,333)
  Deferred income taxes                                     (864,797)
  Deposits and other assets                                 (198,774)        (50,381)
  Prepaid expenses and other current assets                  (78,474)        (79,615)
                                                        ------------     -----------
   Net cash used in operating activities                 (14,038,785)     (5,994,533)
                                                        ------------     -----------

Cash flows from investing activities:
 Additions to property and equipment                     (15,571,289)     (3,050,607)
 Additions to FCC licenses                                (5,398,269)
 Additions to short-term investments                     (19,671,556)
Investment in restricted cash                                             (1,000,000)
 Investment in pledged securities                        (51,778,066)
                                                        ------------     -----------
   Net cash used in investing activities                 (92,419,180)     (4,050,607)
                                                        ------------     -----------

Cash flows from financing activities:
 Proceeds from issuance of Senior Notes and warrants     135,000,000
 Proceeds from exercise of stock options                     308,646
 Proceeds from issuance of preferred stock                                 2,500,000
 Proceeds from bridge financings                                           6,000,000
 Proceeds from issuance of equipment financing note                        2,445,000
 Stock issuance costs                                                       (150,000)
 Warrant issuance costs                                   (1,254,697)
 Principal payments on loan and long-term debt            (1,121,997)       (272,814)
 Additions to deferred financing costs                    (3,984,428)       (281,103)
                                                        ------------     -----------
   Net cash provided by financing activities             128,947,524      10,241,083
                                                        ------------     -----------

Net increase in cash                                      22,489,559         195,943

Cash, beginning of period                                  1,974,407         633,654
                                                        ------------     -----------
Cash, end of period                                     $ 24,463,966     $   829,597
                                                        ============     ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   The Company and Basis of Presentation:

     Advanced Radio Telecom Corp. (Collectively with its subsidiaries "ART" or the "Company") provides wireless broadband telecommunications services using point-to-point microwave transmissions in the 38 GHz band of the radio spectrum throughout the United States.

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The financial statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of June 30, 1997, the consolidated results of its operations for the three and six months ended June 30, 1997 and 1996, and its cash flows for the six months ended June 30, 1997 and 1996. The consolidated statements of operations for the six months ended June 30, 1996, and cash flows for the six months ended June 30, 1996, have been restated to reflect a merger in October 1996.

     The Company will require significant additional capital in 1998 to fund its operations and business plan. Based on its current business plan, the Company will require significant capital over the next few years for the continued development and expansion of its wireless broadband operations. Because the Company generally deploys radio equipment in response to customer orders, a substantial portion of its capital requirements is dependent on customer demand. Accordingly, the Company's capital requirements may increase or decrease depending largely upon the cost and amount of equipment acquired, the number of networks installed, the number of markets served and the prices charged for its services as well as other factors. In addition, if, among other things, the assumptions underlying the Company's business plan change or prove to be inaccurate or the Company changes its business plan, the Company's capital requirements may change. In the event the Company fails to obtain such financing when required, such failure could result in the modification, delay or abandonment of some or all of the Company's development and expansion plans which in turn, could have a material adverse effect on the Company.

     Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1996, audited consolidated financial statements and notes thereto contained in the 1996 Form 10-K on file with the Securities and Exchange Commission.

2.   Summary of Significant Accounting Policies:

     Short-Term Investments

     Short-term investments are comprised of commercial paper and other similar investments purchased with a term to maturity of more than three months. The amount reported in the balance sheet at June 30, 1997, approximates fair value.

     Property and Equipment

     As of June 30, 1997, approximately $7.0 million out of a total of $23.0 million of wireless transmission equipment had been placed in service.

3.   FCC Licenses

     In February 1997, the Company completed the acquisition (the "CommcoCCC Acquisition") of 129 38 GHz licenses from CommcoCCC, Inc. ("CommcoCCC") in exchange for six million shares of the Company's common stock. The total acquisition cost was approximately $122.2 million, comprised of the fair value of the six million shares of common stock issued of approximately $87.8 million, direct costs incurred of approximately $3.2 million and the related deferred tax liability of approximately $31.2 million.

     In connection with the CommcoCCC Acquisition, the Company granted Commco, L.L.C.,("Commco"), a stockholder of CommcoCCC, an option to acquire twelve 38 GHz licenses. Each of the licenses covers a market in which ART holds one or more other 38 GHz licenses. Commco exercised its option in June 1997, with closing subject to FCC approval. The purchase price will be paid by a non-recourse secured note and will be determined by a formula based on the sales price of the Company's common stock on the day the option was exercised and the population covered by the twelve licenses. The Company has the right to be a reseller with respect to these licenses for a term of five years at market rates.

     In February 1997, the Company completed its acquisition from Extended Communications, Inc. of the remaining 50% interest in ART West, for $6 million in cash, of which $3 million was paid in November 1996, of which the total cost has been included in FCC licenses.

4.   Senior Notes:

     In February 1997, the Company received $135 million of gross proceeds from a public offering of $135 million of 14% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 2,731,725 shares of the Company's common stock for $0.01 per share. The aggregate value ascribed to the warrants of approximately $29.7 million, was reflected as both a debt discount and an increase in additional paid-in capital. The debt discount is accounted for as a component of interest expense using the effective interest rate method. The Senior Notes are considered to have "significant original issue discount" under Federal tax rules and the Company is not able to deduct the accretion of the debt discount for Federal income tax purposes.

5.   Income Taxes:

     Deferred income tax liabilities at June 30, 1997, consisted of approximately $44.4 million of deferred tax liabilities, principally arising from the CommcoCCC Acquisition, partially offset by approximately $13.8 million of deferred tax assets . Deferred tax assets consisted primarily of $19.3 million of net operating loss carryforwards, partially offset by a valuation allowance of approximately $5.6 million. In February 1997, the Company reversed approximately $12.8 million of its deferred tax asset valuation allowance as a result of recording deferred taxes arising from the CommcoCCC Acquisition. The valuation allowance is based on management's determination that the recognition criteria for a portion of the deferred tax assets has not been met.

     The effective tax rate is based on an estimate of the annualized tax rate and differs from the Federal statutory rate principally due to the provision for the net deferred tax asset valuation allowance.

6.   Supplemental Cash Flow Information:

     Supplemental disclosure of cash flow information is summarized below:

                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------
                                                                    1997          1996
                                                                   ------        ------

Non-cash financing and investing activities:
  Additions to property and equipment                            $   829,217   $ 4,040,806
  Value ascribed to warrants                                      29,707,509       509,937
  Issuance of shares for licenses                                 87,750,000
  Value ascribed to strategic distribution
    agreement reflected as paid-in capital                                       1,053,000
  Accrued deferred financing costs                                                 967,491
  Exchange of notes for Series E preferred stock,

      net of deferred financing costs                                            4,673,186
  Release of escrow shares                                                       6,795,514
  Conversion of note payable and interest into common stock                         75,250
Interest paid                                                        287,716        74,538

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     From its inception in 1993 to the fourth quarter of 1996, the Company primarily focused on acquiring licenses, hiring management and other key personnel, raising capital, acquiring equipment and roof rights and developing its operating and support systems and infrastructure. In the fourth quarter of 1996, the Company started commercial operations.

Results of Operations

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

     Revenue for the six months ended June 30, 1997, was approximately $685,000 compared to approximately $62,000 for the same period in 1996. The revenue for the first six months of 1997 included approximately $357,000 of non-recurring installation and equipment sales revenue.

     Operating costs and expenses were approximately $18.0 million for the six months ended June 30, 1997, compared to approximately $13.9 million for the same period in 1996. General and administrative expenses in the 1996 period included a $6.8 million charge related to release of escrowed shares to executive officers. Equipment sales and construction costs of approximately $214,000 incurred in the 1997 period related to non-recurring revenue and sales and marketing expenses in the 1996 period included a $1.1 million charge relating to a distribution agreement. Excluding non-cash and non-recurring items, operating costs and expenses for the six months ended June 30, 1997, were approximately $14.9 million compared to approximately $5.2 million for the same period in 1996.

     During July 1997, management initiated certain restructuring activities intended to more closely align its organization with its current marketing and business development plans. The Company's preliminary estimate of the resulting non-recurring employee severance and office closure costs is approximately $500,000. These activities are expected to result in a slight reduction in recurring operating expenses for the remainder of 1997. In future periods the Company expects increases in cash expenses for sales and marketing and network operations as the development and deployment of the Company's business continues. The Company also expects depreciation and amortization to increase substantially in future periods as a result of deployment of its wireless transmission equipment. Operating losses for the six months ended June 30, 1997, were approximately $17.3 million compared to approximately $13.8 million for the same period in the previous year.

     Net interest and other expenses were approximately $8.8 million for the six months ended June 30, 1997, compared to approximately $1.8 million for the same period in 1996. Included in net interest and other expenses for 1997 was approximately $2.7 million related to a terminated financing commitment. Interest expense will increase in future periods due to the amortization of the original discount on the Senior Notes which were issued in February 1997. The net loss for the six months ended June 30, 1997, was approximately $25.2 million compared to a net loss for the same period of 1996 of approximately $15.7 million.

Liquidity and Capital Resources

     The Company has generated negative cash flow and net losses each year since its inception and expects such negative cash flow and net losses to continue at least for the next few years. Accordingly, the Company will be dependent on various financing sources to fund its growth as well as its continued losses from operations. To date, funding for acquisitions, capital expenditures and net operating losses has been provided from private placements of equity and bridge financings in 1994 through 1996, the Company's initial public offering in November 1996 and the Company's public offering of its Senior Notes in February 1997. Approximately $52 million of the approximately $130 million net proceeds from the sale of the Senior Notes was used to purchase a portfolio of U.S. Treasury securities that will provide for payment of interest on the Senior Notes through February 2000. Because the Senior Notes have "significant original issue discount" for tax purposes, the Company is not able to deduct the interest expense related to the accretion of this original issue discount for tax purposes.

     The Company currently estimates that it will incur approximately $5 million of capital expenditures for the last two quarters of 1997, including outstanding commitments to purchase approximately $2.0 million of wireless transmission equipment. The Company will require significant additional capital in 1998 to fund its operations and business plan. Based on its current business plan, ART estimates that it will require several hundred million dollars over the next few years for the continued development and expansion of its wireless broadband operations. Because the Company generally deploys radio equipment in response to customer orders, a substantial portion of its capital requirements is dependent on customer demand. Accordingly, the Company's capital requirements may increase or decrease depending largely upon the cost and amount of equipment acquired, the number of networks installed, the number of markets served and the prices charged for its services as well as other factors.

     In addition, if, among other things, the assumptions underlying the Company's business plan change or prove to be inaccurate or the Company changes its business plan, the Company's capital requirements may change. There can be no assurance that the Company will be able to obtain any financing when required, or, if available, that the Company will be able to obtain it on acceptable terms. In the event that the Company fails to obtain additional financing when required, such failure could result in the modification, delay or abandonment of some or all of the Company's development and expansion plans. Any such modification, delay or abandonment could have a material adverse effect on the Company.

New Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board ("FASB) issued Financial Accounting Standards No. 128, "Earnings per Share." This statement, effective for the year ending December 31, 1997, specifies the computation, presentation and disclosure requirements for earnings per share ("EPS").The statement will replace"primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS and the required dual presentation of basic and diluted EPS on the face of the consolidated statement of operations. Due to the Company's net losses, basic and diluted EPS computed pursuant to this statement are not expected to be materially different from the historical net losses per share previously presented.

     In June 1997, the FASB issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized holding gains and losses on certain investments that are reported by the Company as a component of stockholders' equity. The Company does not expect this pronouncement to materially affect the Company's results of operations.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on May 22, 1997. Alan
Z. Senter and Andrew I. Fillat were elected to serve as Class I directors until the annual meeting of shareholders in 2000. The votes cast were as follows:

                               FOR               WITHHELD
                               ---               --------

     Alan Z. Senter        14,059,609               0
     Andrew I. Fillat      14,059,609               0

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits - 27 Financial Data Schedule

     (b) Reports on Form 8-K - The Company filed a report on Form 8-K with the Securities and Exchange Commission on July 10, 1997, reporting the adoption of a Shareholder Rights Plan. No financial statements were filed.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this __ th day of August 1997.

                                   ADVANCED RADIO TELECOM CORP

                                   By: /s/ Thomas A. Grina
                                      -------------------------
                                       Thomas A. Grina
                                       Executive Vice President,
                                       Chief Operating Officer
                                       and Chief Financial Officer

                                       (Duly Authorized Officer and
                                   Principal Financial and Accounting Officer)