Form 10-Q
period 1997-09-30
ADVANCED RADIO TELECOM CORP
filed 1997-11-14
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997.

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 19,839,671 shares of common stock, $.001 par value, at October 30, 1997.

Part I - Financial Information

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
                                                   September 30,  December 31,
ASSETS                                                 1997           1996
                                                   ------------   ------------
                                                    (Unaudited)
Current assets:
  Cash and cash equivalents                        $ 13,550,018   $  1,974,407
  Short-term investments                             19,942,128
  Pledged securities                                 18,209,163
  Accounts receivable                                   265,188      1,819,593
  Prepaid and other current assets                      137,584        196,791
                                                   ------------   ------------
Total current assets                                 52,104,081      3,990,791

Restricted cash                                       1,032,060      1,032,060
Pledged securities                                   25,621,436
Property and equipment, net of accumulated
 depreciation and amortization of
 $2,629,214 and $917,921                             28,450,264     19,303,849
FCC licenses, net of accumulated amortization of
 $2,098,921 and $106,011                            131,001,350      4,330,906
Deferred financing costs, net                         4,361,204      3,255,688
Other assets                                            506,939      4,735,407
                                                   ------------   ------------
      Total assets                                 $243,077,334   $ 36,648,701
                                                   ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Trade accounts payable                            $    426,527   $  9,425,834
 Accrued compensation and benefits                    2,295,213      1,350,894
 Accrued interest payable                             2,349,555         17,159
 Other accrued liabilities                              939,815        927,648
 Current portion of long-term debt                    1,660,869      1,893,161
                                                   ------------   ------------
      Total current liabilities                       7,671,979     13,614,696

Long-term debt, net of current portion              106,734,326      3,084,085
Deferred income tax liability                        29,776,142
                                                   ------------   ------------
      Total liabilities                             144,182,447     16,698,781
                                                   ------------   ------------

Commitments and contingencies
Stockholders' equity:
 Common stock, $.001 par value, 100,000,000
  shares authorized, 19,834,580 and 13,559,420
  shares issued and outstanding                          19,834         13,559
 Additional paid-in capital                         171,069,464     53,976,721
 Accumulated deficit                                (72,194,411)   (34,040,360)
                                                   ------------   ------------
   Total stockholders' equity                        98,894,887     19,949,920
                                                   ------------   ------------
       Total liabilities and stockholders'
        equity                                     $243,077,334   $ 36,648,701
                                                   ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)

                                                  Three months ended            Nine months ended
                                                    September 30,                 September 30,
                                             ----------------------------  ----------------------------
                                                  1997           1996          1997           1996
                                             --------------  ------------  -------------  -------------
Service revenue                              $     190,300   $    63,493   $    518,523   $    125,013
Equipment sales and construction
  revenue                                                                       356,970
                                             -------------   -----------   ------------   ------------
     Total revenue                                 190,300        63,493        875,493        125,013
                                             -------------   -----------   ------------   ------------

Costs and expenses:
    Technical and network operations             1,135,368       986,395      3,757,246      2,294,173
     Cost of equipment sales and
       construction                                                             214,399
     Sales and marketing                         4,091,949     1,399,199     10,333,746      3,892,481
     General and administrative                  2,397,031     1,254,660      8,780,463     10,560,398
     Research and development                       84,562       145,000        213,277        666,406
     Depreciation and amortization               2,039,959       226,087      4,401,234        504,462
                                             -------------   -----------   ------------   ------------
       Total operating costs and expenses        9,748,869     4,011,341     27,700,365     17,917,920
                                             -------------   -----------   ------------   ------------

Loss from operations                            (9,558,569)   (3,947,848)   (26,824,872)   (17,792,907)
                                             -------------   -----------   ------------   ------------

Interest expense                                 5,318,927       778,249     13,935,503      1,396,943
Financing commitment expense                                                  2,699,881
Interest income                                 (1,286,608)      (19,584)    (3,846,182)       (59,473)
Other                                                                                        1,248,000
                                             ------------    -----------   ------------   ------------

     Loss before income taxes                  (13,590,888)   (4,706,513)   (39,614,074)   (20,378,377)
                                             -------------   -----------   ------------   ------------

Deferred income tax benefit                        595,226                    1,460,023
                                             -------------   -----------   ------------   ------------

     Net loss                                 ($12,995,662)  $(4,706,513)  $(38,154,051)  $(20,378,377)
                                             =============   ===========   ============   ============

Pro forma net loss per share of
  common stock                                                     $(.50)                       $(2.15)
                                                             ===========                  ============
Pro forma weighted average shares
  of common stock                                              9,470,545                     9,470,545
                                                             ===========                  ============
Net loss per share of common stock                   $(.66)        $(.71)        $(2.07)        $(3.10)
                                             =============   ===========   ============   ============
Weighted average shares of
  common stock                                  19,818,850     6,586,958     18,437,896      6,580,627
                                             =============   ===========   ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity (Unaudited) for the nine months ended September 30, 1997


                                         Common Stock        Additional
                                     ---------------------    Paid-In      Accumulated
                                       Shares    Par Value    Capital        Deficit         Total
                                     ----------  ---------  ------------  -------------  -------------

Balance, December 31, 1996           13,559,420    $13,559  $ 53,976,721  $(34,040,360)  $ 19,949,920

Common stock issued in connection
    with the acquisition of the
    CommcoCCC, Inc. licenses          6,000,000      6,000    87,744,000                   87,750,000

Value ascribed to warrants issued
     with Senior Notes                                        29,707,509                   29,707,509

Warrant issuance costs                                        (1,254,697)                  (1,254,697)

Accrued stock option compensation                                449,313                      449,313

Stock options exercised                 275,160        275       446,618                      446,893

Net loss                                                                   (38,154,051)   (38,154,051)
                                     ----------    -------  ------------  ------------   ------------

Balance, September 30, 1997          19,834,580    $19,834  $171,069,464  $(72,194,411)  $ 98,894,887
                                     ==========    =======  ============  ============   ============

The accompanying notes are an integral part of the condensed consolidated financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                            Nine months ended September 30,
                                                  ------------------------------------------------
                                                             1997                     1996
                                                             ----                     ----
Cash flows from operating activities:
Net loss                                                 $(38,154,051)            $(20,378,377)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
    Non-cash compensation expense                             449,313                7,504,452
    Non-cash marketing expense                                                       1,053,000
    Depreciation and amortization                           4,401,234                  504,462
    Non-cash financing commitment expense                   2,699,881
    Write-off of deferred financing costs                                            1,248,000
    Non-cash interest expense                               1,309,648                  632,994
    Changes in assets and liabilities:
      Accrued interest payable                              2,332,396
      Accounts receivable                                   1,554,405                  (78,645)
      Accrued interest on pledged securities
       and short-term investments                          (2,268,903)
      Accounts payable and accrued liabilities             (1,297,340)                 805,179
      Deferred income taxes                                (1,460,023)
      Deposits and other assets                               (39,545)                (179,024)
      Prepaid expenses and other
       current assets                                          59,207                  (87,902)
                                                         ------------             ------------
          Net cash used in operating activities           (30,413,778)              (8,975,861)
                                                         ------------             ------------
Cash flows from investing activities:
 Additions to property and equipment                      (19,528,597)              (4,241,470)
 Additions to FCC licenses                                 (5,409,177)                (112,131)
 Additions to short-term investments                      (39,066,051)                (165,185)
 Proceeds from sale of short-term investments              19,675,060
 Investment in restricted cash                                                      (1,000,000)
 Investment in pledged securities                         (51,778,066)
 Proceeds from maturities of pledged securities             9,665,233
                                                         ------------             ------------
          Net cash used in investing activities           (86,441,598)              (5,518,786)
                                                         ------------             ------------

Cash flows from financing activities:
 Proceeds from issuance of
   Senior Notes and warrants                              135,000,000
 Proceeds from exercise of stock options                      446,893
 Proceeds from issuance of preferred stock                                           2,500,000
 Proceeds from bridge financings                                                    10,450,000
 Proceeds from issuance of
   equipment financing note                                                          2,445,000
 Stock issuance costs                                                                 (150,000)
 Warrant issuance costs                                    (1,254,697)
 Principal payments on loan
  and long-term debt                                       (1,570,190)                (437,407)
 Additions to deferred financing costs                     (4,191,019)                (194,232)
                                                         ------------             ------------
          Net cash provided by financing activities       128,430,987               14,613,361
                                                         ------------             ------------

Net increase in cash                                       11,575,611                  118,714

Cash, beginning of period                                   1,974,407                  633,654
                                                         ------------             ------------

Cash, end of period                                      $ 13,550,018             $    752,368
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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The financial statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of September 30, 1997, the consolidated results of its operations for the three and nine months ended September 30, 1997 and 1996, and its cash flows for the nine months ended September 30, 1997 and 1996. The consolidated statements of operations for the three and nine months ended September 30, 1996, and cash flows for the nine months ended September 30, 1996, have been restated to reflect a merger in October 1996.

The Company will require significant capital in 1998 to fund its operations and business plan. Based on its current business plan, the Company will require significant additional capital over the next few years for the continued development and expansion of its wireless broadband operations. Because the Company generally deploys radio equipment in response to customer orders, a substantial portion of its capital requirements is dependent on customer demand. Accordingly, the Company's capital requirements may increase or decrease depending largely upon the cost and amount of equipment acquired, the number of networks installed, the number of markets served and the prices charged for its services as well as other factors. In addition, if, among other things, the assumptions underlying the Company's business plan change or prove to be inaccurate or the Company changes its business plan, the Company's capital requirements may change. In the event the Company fails to obtain such financing when required, such failure could result in the modification, delay or abandonment of some or all of the Company's development and expansion plans which could have a material adverse effect on the Company.

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

2.   Summary of Significant Accounting Policies:

Short-Term Investments

Short-term investments are comprised of commercial paper and other similar investments purchased with a term to maturity of more than three months. The amount reported in the balance sheet at September 30, 1997, approximates fair value.

Property and Equipment

As of September 30, 1997, approximately $10.4 million out of a total of $26.4 million of wireless transmission equipment had been placed in service.

Reclassifications

Certain reclassifications have been made to the 1996 condensed consolidated financial statements in order to conform to the 1997 presentation. Such reclassifications had no effect on the net loss, financial position or cash flows as previously reported.

3.   FCC Licenses

In September 1997, the Company entered into an agreement with Columbia Capital Corporation and Columbia Millimeter Communications, L.P. to acquire 23 38 GHz licenses in exchange for 1,335,750 shares of common stock. A portion of such licenses is being transferred to ART to satisfy obligations of such entities to ART in connection with the CommcoCCC Acquisition (defined below). The consummation of the transaction is subject to certain closing conditions, including FCC approval.

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

In connection with the CommcoCCC Acquisition, the Company granted Commco, L.L.C. ("Commco"), a stockholder of CommcoCCC, an option to acquire 12 38 GHz licenses. Commco exercised its option in June 1997, with closing subject to FCC approval. The purchase price will be paid by a non-recourse secured note and will be determined by a formula based on the sales price of the Company's common stock on the day the option was exercised and the population covered by the twelve licenses. The Company has the right to be a reseller with respect to these licenses for a term of five years at market rates.

In February 1997, the Company completed its acquisition from Extended Communications, Inc. of the remaining 50% interest in ART West for $6 million in cash, of which $3 million was paid in November 1996, the total cost of which has been included in FCC licenses.

4.   Senior Notes:

In February 1997, the Company received $135 million of gross proceeds from a public offering of $135 million of 14% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 2,731,725 shares of the Company's common stock for $0.01 per share, approximately $52 million of which proceeds were used to purchase a portfolio of U.S. Treasury securities that will provide for interest payments on the Senior Notes through February 2000. The aggregate value ascribed to the warrants of approximately $29.7 million, was reflected as both a debt discount and an increase in additional paid-in capital. The debt discount is accounted for as a component of interest expense using the effective interest rate method. The Senior Notes are considered to have "significant original issue discount" under Federal tax rules and the Company is not able to deduct the accretion of the debt discount for Federal income tax purposes.

5.   Income Taxes:

Deferred income tax liabilities at September 30, 1997, consisted of approximately $44.2 million of deferred tax liabilities, principally arising from the CommcoCCC Acquisition, partially offset by approximately $14.3 million of deferred tax assets. Deferred tax assets consisted primarily of $24.2 million of net operating loss carryforwards, partially offset by a valuation allowance of approximately $10.6 million. In February 1997, the Company reversed approximately $12.8 million of its deferred tax asset valuation allowance as a result of recording deferred taxes arising from the CommcoCCC Acquisition. The valuation allowance is based on management's determination that the recognition criteria for a portion of the deferred tax assets has not been met.

The effective tax rate is based on an estimate of the annualized tax rate and differs from the Federal statutory rate principally due to the provision for the net deferred tax asset valuation allowance.


6.   Supplemental Cash Flow Information:

Supplemental disclosure of cash flow information is summarized below for the nine months ended September 30:

                                                           1997         1996
                                                        -----------  -----------

Non-cash financing and investing activities:
     Additions to property and equipment                              $4,040,806
     Value ascribed to warrants                         $29,707,509      509,937
     Issuance of shares for licenses                     87,500,000
     Value ascribed to the strategic distribution
          agreement                                                    1,053,000
     Accrued deferred financing costs                                    967,491
     Exchange of notes for Series E preferred stock,
          net of deferred financing costs                              4,673,186
     Release of escrow shares                                          6,795,514


     Termination of software license agreement
          and related obligations                         1,774,087
Interest paid                                            10,293,459       74,538

7.   Subsequent Events

In October 1997, the Company entered into an employment agreement with a newly hired chief executive officer. Pursuant to the employment agreement, among other things, the Company granted the executive options to purchase 800,000 shares of common stock (545,000 shares of which are subject to shareholder approval of certain amendments to the Company's Restated Equity Incentive Plan) at prices equal to or greater than the fair market value at the date of grant, granted 100,000 shares of deferred common stock, deliverable on January 2, 2001, at no cost and sold 100,000 shares of common stock at a price equal to the then fair market value in exchange for a recourse note collateralized by the shares.

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

Results of Operations

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

  Revenue for the nine months ended September 30, 1997, was $875,493 compared to $125,013 for the same period in 1996. The revenue for the first nine months of 1997 included approximately $357,000 of non-recurring equipment sales and construction revenue.

  Operating costs and expenses were approximately $27.7 million for the nine months ended September 30, 1997, compared to approximately $17.9 million for the same period in 1996. General and administrative expenses in the 1996 period included a $6.8 million charge related to release of escrowed shares to executive officers. Cost of equipment sales and construction of $214,399 incurred in the 1997 period relate to non-recurring revenue. Sales and marketing expenses in the 1996 period included a $1.1 million charge relating to a distribution agreement. Excluding non-cash and non-recurring items, operating costs and expenses for the nine months ended September 30, 1997, were approximately $22.6 million compared to approximately $8.9 million for the same period in 1996.

  The Company incurred non-recurring employee severance and office closure costs of approximately $565,000 in the quarter ended September 30, 1997 in connection with certain management initiated restructuring activities intended to align the Company's organization more closely with its current marketing and business development plans. In future periods the Company expects increases in cash expenses for sales and marketing and network operations as the development and deployment of the Company's business continues. The Company also expects depreciation and amortization to increase substantially in future periods as a result of deployment of its wireless transmission equipment. In connection with employment arrangements with its new Chairman, the Company will incur a non-recurring non-cash charge of $887,500 in the fourth quarter of 1997 with respect to a stock grant as well as other expenses in excess of $300,000.

  Net interest and other expenses were approximately $12.8 million for the nine months ended September 30, 1997, compared to approximately $2.6 million for the same period in 1996. Included in net interest and other expenses for the 1996 period was approximately $1.2 million relating to an unsuccessful debt offering in July 1996. Included in net interest and other expenses for the 1997 period was approximately $2.7 million relating to a terminated financing commitment. Interest expense will increase in future periods due to the amortization of the original issue discount on Senior Notes that were issued in February 1997.

Liquidity and Capital Resources

  The Company has generated negative cash flow and net losses each year since its inception and expects such negative cash flow and net losses to continue at least for the next few years. Accordingly, the Company will be dependent on various financing sources to fund its growth as well as its continued losses from operations. To date, funding for acquisitions, capital expenditures and net operating losses has been provided from private placements of equity and bridge financings in 1994 through 1996, the Company's initial public offering in November 1996 and the Company's public offering of its Senior Notes in February 1997. Approximately $52 million of the approximately $130 million net proceeds from the sale of the Senior Notes was used to purchase a portfolio of U.S. Treasury securities that will provide for interest payments on the Senior Notes through February 2000. Because the Senior Notes have "significant original issue discount" for tax purposes, the Company is not able to deduct the interest expense related to the accretion of this original issue discount for tax purposes.

  As of September 30, 1997, the Company had outstanding capital commitments of approximately $6 million. The Company will require significant additional capital in 1998 to fund its operations and business plan. Based on its current business plan, ART estimates that it will require several hundred million dollars over the next few years for the continued development and expansion of its wireless broadband operations, including the funding of operating losses. Because the Company generally deploys radio equipment in response to customer orders, a substantial portion of its capital requirements is dependent on customer demand. Accordingly, the Company's capital requirements may increase or decrease depending largely upon the cost and amount of equipment acquired, the number of networks installed, the number of markets served and the prices charged for its services as well as other factors.

  In addition, if, among other things, the assumptions underlying the Company's business plan change or prove to be inaccurate or the Company changes its business plan, the Company's capital requirements may change. There can be no assurance that the Company will be able to obtain any financing when required, or, if available, that the Company will be able to obtain it on acceptable terms. If the Company fails to obtain additional financing when required, such failure could result in the modification, delay or abandonment of some or all of the Company's development and expansion plans. Any such modification, delay or abandonment could have a material adverse effect on the Company.

New Accounting Pronouncements

  In February 1997, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards No. 128, "Earnings per Share." This statement, effective for the year ending December 31, 1997, specifies the computation, presentation and disclosure requirements for earnings per share ("EPS"). The statement will replace "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS and the required dual presentation of basic and diluted EPS on the face of the consolidated statement of operations. Due to the Company's net losses, basic and diluted EPS computed pursuant to this statement are not expected to be materially different from the historical net losses per share previously presented.

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits:  10.1  Employment Agreement dated as of August 21, 1997 between
                      Thomas A. Grina and the Company.
                10.2 Change of Control Agreement made as of October 17, 1997 between Henry C. Hirsch and the Company
                10.3 Employment Agreement dated as of October 17, 1997 between Henry C. Hirsch and the Company.
                10.4 Amendment No. 1 dated October 17, 1997 to the Employment Agreement between the Company and Vernon L. Fotheringham dated December 16, 1995.
                10.5 Amended and Restated Asset Purchase Agreement dated as of September 29, 1997 among Columbia Capital Corporation, Columbia Millimeter Communications, L.P. and the Company
                10.6  The Company's Restated Equity Incentive Plan.
                27.   Financial Data Schedule

(b) Reports on Form 8-K: The Company filed a report on Form 8-K on July 10, 1997 reporting the declaration by the Company of dividends of rights to purchase the Company's junior preferred stock.

                                 EXHIBIT INDEX

Exhibit
  No.    Title                                                     Page
-------  -----                                                     ----
   10.1  Employment Agreement dated as of August 21, 1997
         between Thomas A. Grina and the Company.
   10.2  Change of Control Agreement made as of October 17,
         1997 between Henry C. Hirsch and the Company
   10.3  Employment Agreement dated as of October 17, 1997
         between Henry C. Hirsch and the Company.
   10.4  Amendment No. 1 dated October 17, 1997 to the
         Employment Agreement between the Company and
         Vernon L. Fotheringham dated December 16, 1995.
   10.5  Amended and Restated Asset Purchase Agreement dated
         as of September 29, 1997 among Columbia Capital
         Corporation, Columbia Millimeter Communications, L.P.
         and the Company.
   10.6  The Company's Restated Equity Incentive Plan.
     27  Financial Data Schedule.

SIGNATURE

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of November 1997.

                                           ADVANCED RADIO TELECOM CORP.

                                   By:  /s/ Thomas A. Grina
                                        --------------------------------------
                                        Thomas A. Grina
                                        Executive Vice President, Chief
                                        Operating Officer and Chief Financial
                                        Officer (Duly Authorized Officer and
                                        Principal Financial and Accounting
                                        Officer)