Form 10-K
period 1997-12-31
ADVANCED RADIO TELECOM CORP
filed 1998-03-31
CIK 1010286

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ______________________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO_________

FOR THE YEAR ENDED DECEMBER 31, 1997            COMMISSION FILE NUMBER 000-21091
                                    ____________

                         ADVANCED RADIO TELECOM CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                            52-1869023
  (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

       500 108TH AVENUE, NE
            SUITE 2600
        BELLEVUE, WASHINGTON                                     98004
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                       (ZIP CODE)


                                (425) 688-8700
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 _____________

          Securities registered pursuant to Section 12(b) of the Act:

                                         NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS            ON WHICH REGISTERED
          ---------------------          ---------------------
                 None                             None

          Securities registered pursuant to Section 12(g) of the Act:


           TITLE OF EACH CLASS:        COMMON STOCK ($.001 PAR VALUE)
          ---------------------


  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [_].

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

  The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $303 million on March 25, 1998, based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date.

  The number of shares outstanding of each of the registrant's classes of common stock as of March 25, 1998 was as follows:

     Common Stock, $.001 par value: 22,113,665

                      DOCUMENTS INCORPORATED BY REFERENCE

  The following documents are incorporated herein by reference:  PART III:
Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 1998 Annual Meeting of Stockholders.

                          Exhibit Index is on page 26.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     Advanced Radio Telecom Corp. ("ART" or the "Company") intends to become the leading provider of broadband data services to businesses not served by fiber optic networks. Utilizing its national footprint of 38 GHz spectrum licenses, the Company plans to serve up to 100 of the top metropolitan markets over the next five years, beginning in 1998 with Seattle, Washington and Washington, D.C. With Lucent Technologies, Inc. ("Lucent") as the Company's technology partner, the Company is building its own fixed wireless, packet-switched broadband data networks utilizing Asynchronous Transfer Mode ("ATM"), Internet Protocol ("IP"), Ethernet and Frame Relay technology. As networks are deployed and interconnected using leased fiber optic backbone, ART plans to provide its customers with end-to-end connectivity on a metropolitan, regional and national basis. ART intends to offer an integrated package of data solutions including Internet access, gateway networks such as intranets, extranets, virtual private networks, local and wide area networks ("LANs" and "WANs"), and ultimately video conferencing and other video services, voice and fax over IP and other value-added data services.

     The data services market has been the fastest growing segment of the communications industry over the last five years, expanding at a rate five times faster than voice. Bandwidth-intensive data applications require high-speed connectivity that today is generally only available on fiber-optic networks. However, approximately 95% of U.S. commercial buildings are not currently served by fiber and receive their data services through the copper telephone networks provided by the incumbent local exchange carriers ("ILECs"). These copper networks are limited in their ability to meet the demand for data services, creating a "bottleneck" in the local connection to end-users. The Company believes that a significant portion of these off-fiber buildings are not currently economically attractive to fiber-based providers. For businesses located in these buildings, access to the fiber backbone networks and as a result, high-speed connectivity is generally unavailable, or is available only at significant expense and with significant lead time.

     Recognizing this market opportunity, ART has refocused its business to offer high-speed data connectivity and products directly to off-fiber businesses. With its broadband data networks, the Company expects to deliver services such as high-speed Internet access and gateway network services to the customer premise rapidly and economically.

     The Company is a Delaware corporation organized in 1993 under the name of Advanced Radio Technologies Corporation. In October 1996, the Company through a wholly owned subsidiary merged with Advanced Radio Telecom Corp., a corporation organized by the Company and others in 1995 to acquire licenses and to operate its business jointly with the Company. Upon the merger, Advanced Radio Telecom Corp. became a wholly owned subsidiary of the Company and changed its name to ART Licensing Corp., and the Company changed its name to Advanced Radio Telecom Corp. In 1997 the Company acquired 129 38GHz licenses in exchange for 6 million shares of common stock and acquired the remaining 50% interest in a partnership jointly owned by the Company for $6 million. See Note 4 to the Consolidated Financial Statements. The Company's original business strategy was to sell connectivity to communications providers on a wholesale, carriers' carrier basis.


ART'S COMPETITIVE ADVANTAGES

     The Company believes that it is well-positioned to compete in offering broadband data services to off-fiber commercial buildings. Advantages of ART's wireless solution include:

     FOCUS ON DATA. ART believes it is currently the only wireless telecommunications company focusing exclusively on data services rather than primarily on voice telephony. Focusing on data allows ART's networks to be completely packet-switched, generally providing higher capacity, higher speed data services than a circuit-switched network. ART intends to hire product development, technical, and sales personnel with expertise in data applications and delivery, as opposed to telephony experience. ART expects to direct its sales efforts toward information technology managers rather than business managers in charge of telephony, which the Company believes will be a sales advantage in selling data services.

     HIGH-SPEED, HIGH-CAPACITY, HIGH-QUALITY CONNECTIVITY.   ART's broadband
data services will be engineered to provide high-speed, high-capacity connectivity with quality superior to copper and comparable to fiber. Currently, ART's wireless service provides two-way data transfer rates of up to 45 megabits per second.

     LOWER COST NETWORK.   The Company expects its networks to cost less than
its competitors' fiber and wireless networks. The Company's fixed wireless networks do not require the same magnitude of installation and maintenance costs as required by fiber networks. The Company expects this cost differential to increase over time because the cost of deploying fiber involves substantial labor and right-of-way costs, which are not expected to decrease over time, while the cost of ART's networks involves substantial electronic equipment costs, which have and are expected to continue to decline over time. ART's networks will also cost less than competing wireless networks that are designed to carry voice. The Company's network will be entirely packet-switched, and therefore the Company will not have to buy more expensive circuit switches required by other fixed wireless networks.

     SUCCESS-BASED CAPITAL REQUIREMENTS. ART is designing its networks so that the Company's capital will be spent incrementally as ART attracts customers, minimizing the deployment of non-revenue generating equipment. ART's network will be designed to reach customers within its initial clusters of buildings without having to build out an entire market. ART's sales force will initially target customers within buildings ready to be connected to the ART network, then new buildings within the range of established radio hub sites, and then buildings to be connected in new clusters. As needs change, ART's equipment can be economically and rapidly deployed or relocated.

     RAPID MARKET COVERAGE. Leveraging its 38 GHz licenses which cover 90 of the top 100 U.S. markets (assuming the consummation of pending acquisitions), ART intends to rapidly deploy a nationwide broadband network dedicated to delivering data services to businesses off the fiber network. ART believes that this rapid deployment will enable ART to establish its position as the leading provider of broadband data services by penetrating the market in advance of many wireline competitors who cannot or will not construct their networks as quickly.

     EXPERIENCED MANAGEMENT. ART has assembled a management team with substantial telecommunications experience. Henry C. Hirsch, ART's Chairman, President and Chief Executive Officer, was formerly Vice Chairman and CEO of Williams Communications Group and President and Chief Operating Officer of Williams Telecommunications Systems ("WilTel"). Company founder and Vice Chairman Vernon L. Fotheringham was previously president and CEO of Norcom Networks Corporation, and prior to that Senior Vice President of The Walter Group. William J. Maxwell, Executive Vice President of Strategic Planning, Marketing and Sales, previously served as Executive Vice President of ICG Communications and President of ICG Telecom Group. Thomas A. Grina, Executive Vice President and Chief Financial Officer, previously served as Executive Vice President and Chief Financial officer of Dial Page, Inc. George R. Olexa, Senior Vice President and Chief Technology Officer, was formerly Executive Vice President of Engineering of Dial Call Communications Inc. and as Executive Director of Network Engineering and Technology Applications for Pacific Bell, was the architect of their cellular networks in major cities in the U.S. and Europe.


BUSINESS STRATEGY

     ART's goal is to become a leading end-to-end solutions provider for businesses needing a wide range of broadband data services. The Company is implementing the following initiatives to achieve this objective:

     TARGET OFF-FIBER BUSINESSES. ART plans to focus its primary marketing efforts on businesses located off the fiber network. The Company will identify building clusters in high-density off-fiber areas containing customers with high potential for significant data services requirements, such as high-technology companies that are typically located outside cities' main business districts. Once ART has deployed its network to service these initial customers, it will be able to reach new customers in the surrounding area rapidly without having to replicate hub site infrastructure.

     OFFER END-USERS AN ARRAY OF BROADBAND DATA SERVICES. ART intends to offer business customers an integrated package of high-speed, broadband data services, including Internet access, intranets, extranets, virtual private networks, LANs and WANs, and ultimately IP telephony and fax, video on demand, service based video, video conferencing, and other emerging high value-added services. By targeting end-user customers, ART believes it will maximize revenues and profitability.

     DEVELOP STRATEGIC BUSINESS RELATIONSHIPS.   ART plans to enter into
business relationships to help the Company penetrate its markets, develop its service offerings and provide additional distribution channels. ART intends to forge alliances with property management companies to gain access to buildings and tenants. ART also intends to develop partnerships with data-oriented sales agents, including local data network integrators and telecom resellers that focus primarily on data products. ART also plans to expand its product offerings by developing relationships with Internet service providers ("ISPs")
and private networking companies.   ART will seek to develop relationships with
inter-exchange carriers ("IXCs"), utilities, ILECs and competitive local exchange carriers ("CLECs") to connect disparate parts of the Company's network, thereby offering end-to-end connectivity to its customers.

     PROVIDE SUPERIOR CUSTOMER SERVICE. ART plans to provide superior customer service, with service features such as a 24-hour-a-day, seven-day-a-week call center, a network quality control system and comprehensive customer support services. The Company hopes to differentiate itself from its competitors and establish brand identity based on high quality service that is responsive to the customer.


STRATEGIC AGREEMENT WITH LUCENT TECHNOLOGIES

     ART has signed letters of intent for Lucent to act as the supplier and integrator of ART's planned wireless broadband data networks. The letters outline the purchase of systems including equipment and professional services and vendor financing valued at up to $200 million for the first phase of the network construction, during which Lucent will deploy and commission networks in Seattle, Washington and Washington D.C., followed by build-outs in an additional ten cities. The Lucent financing is contingent upon various conditions, including ART meeting a series of performance objectives as the network build progresses, raising additional capital, execution of definitive agreements and certain other conditions. There can be no assurance that definitive agreements will be executed or that the transactions contemplated by the letter of intent will be consummated.

     The letters of intent contemplate that Lucent will supply integrated operating systems that incorporate a full suite of equipment including point-to-multipoint radios, ATM switches, access concentrators, fiber and multiplexer systems and communications software products. Under the letters of intent, Lucent will also provide professional services and support.


NETWORK DEPLOYMENT

     ART believes it will be the first company to deploy state-of-the-art, packet-based broadband metropolitan area networks ("BMANs") using IP routing and ATM switching infrastructure. ART's BMANs are expected to provide broadband connectivity to buildings and office campuses with significant aggregation opportunities for a variety of data services. The Company will connect buildings and campuses to ISPs, IXCs, CLECs and ILECs in a metropolitan area.

     Over the next five years, ART intends to build BMANs in up to 100 of the top U.S. markets. ART will initially build its networks in Seattle, Washington
and Washington, D.C.   After deploying the initial hub sites, the networks will
be expanded incrementally in response to demand. Using leased capacity on long haul fiber networks, ART plans to connect BMANS first in neighboring markets with communities of interest, such as Boston, New York City, Philadelphia, Baltimore and Washington, D.C. Eventually, ART plans to interconnect its BMANs into a national and global network using long haul fiber connections. As BMANs are connected, ART will be able to offer customers end-to-end connectivity, carrying data between two end-users through its local wireless network in one metropolitan area, over the long haul fiber backbone, and back through another wireless network in a different metropolitan area. This end-to-end connectivity will also allow the Company to sell long haul capacity.


SALES & MARKETING

     ART plans to market its products to end-users and wholesale customers through direct sales, indirect channels, telemarketing, and by developing strategic partnerships.

     RETAIL END-USERS. ART intends to use a building-centric approach to target retail end-users. ART will use demographic and geographic information systems to identify clusters of buildings with unserved demand for high-speed data services. ART's direct sales force will then pre-sell in buildings as ART constructs the radio network that will reach those buildings. Once the network is operating, ART's direct and indirect sales force will seek a deeper market penetration by selling additional capacity and services to existing customers, and by targeting new customers within the buildings that are connected to ART's network. ART salespeople will also sell to other buildings within the cluster that can be easily connected to the network.

     ART will hire a direct sales force in each market as ART's network is deployed, targeting sales personnel experienced in data services. ART also plans to utilize technology consultants to present customers with complete data access solutions. Direct mail and telemarketing account teams will target smaller business.

     WHOLESALE CUSTOMERS. ART plans to seek relationships with a variety of telecommunications carriers who are willing to jointly deploy data networks and share capacity and revenue opportunities. ART believes its high-speed, high-capacity connectivity may also be attractive to ISPs to help them develop markets quickly, differentiate their service from other ISPs, increase their margins, and serve higher volumes of customers. The Company also believes it may be an attractive partner for national and international high-speed data carriers who are interested in building high-speed packet data networks using IP technology, smaller carriers providing fiber backhaul, and IXCs looking for local access providers other than the incumbent and competitive LECs.


PRODUCTS AND SERVICES

     ART intends to sell broadband data access solutions. The Company plans to deploy its networks on an initial basis to support a comprehensive and fully-integrated product line that is designed to meet the broadband data telecommunications needs of business customers located off the fiber network.

     INTERNET ACCESS. ART plans to offer business customers an end-to-end Internet access solution by bundling high-speed Internet access with transport provided by ART's wireless data networks. ART expects to provide Internet service in conjunction with one or more Internet access partners.

     GATEWAY SERVICES. ART's Gateway Services will provide broadband connectivity between end-users or between a wholesale customer's networks. Gateway Services will connect end-users' private networks, including remote office

LAN and client server interconnectivity, remote Internet access, and integrated voice, video and data offerings. It will also enable end-user businesses to create virtual private networks, facilitating enterprise-wide communications with local and national private networking capabilities. Gateway Services will also offer end-users Intranet services connecting remote offices into a central hub location, and Extranet services giving outside customers and clients access to specific elements within the Intranet. Gateway Services will support ATM, IP, Ethernet and Frame Relay technologies.

     INTERNET VALUE-ADDED SERVICES. ART intends to eventually offer an array of value-added Internet services, including web hosting, security services and operational and support services (including consulting).

     FUTURE PRODUCTS AND SERVICES. ART plans to offer an array of other services which are currently under development. ART expects future Internet services will include web caching and E-commerce Gateway Services, IP voice and fax service and video conferencing services and other value added services as they are developed.


ART'S NETWORK

     The Company believes that the U.S. local data network will remain a hybrid of fiber, copper, coaxial and wireless networks connected with a national ATM/SONET fiber backbone network. ART plans to supply the wireless facilities portion of this network and interface with the fiber backbone in metropolitan areas and nationally to provide end-to-end high bandwidth data services. ART will initially build packet switched, point-to-point fixed wireless BMANs using ATM, Ethernet, Frame Relay and IP technologies. ART intends to incorporate point-to-multipoint equipment as soon as it becomes commercially available.

     The network equipment will use digital wireless technology designed to deliver high quality data services that ART believes will be comparable in quality to fiber-based systems. The Company will use radio hubs to transmit to and receive signals from wireless equipment on customers' premise. The customer premise equipment includes two components: (1) an integrated antenna/radio unit installed on the roof or an exterior wall, and (2) the indoor customer interface equipment installed within the building. The radio/antenna unit will communicate with the hub via radio signal. The base stations hubs will have an average line-of-sight service radius of approximately one mile, depending on a number of factors such as power levels used, customer density, local weather environment and network design. A point-to-multipoint hub will have the capability to support customers within line-of-sight in every direction within a 360 degree coverage area.

     The Company's point-to-multipoint hardware and network capacity will be shared among all the customers within the coverage area of a hub sector. A key feature of the Company's network architecture will be its ability to provide bandwidth-on-demand, giving customers as much or as little bandwidth as they need.

     Traffic between hub sites and the Company's ATM switching centers will be carried over a backhaul network that will be a combination of wireless links and fiber optic transmission facilities, as appropriate. The Company expects to work with fiber network providers, through leasing arrangements or partnerships.


38 GHZ WIRELESS BROADBAND LICENSES

     The FCC has allocated the 38.6-40.0 GHz (the "38 GHz") band for wireless broadband transmissions consisting of fourteen 100 MHz channels for the provision of wireless telecommunications services within a specified geographic footprint.

     The Company owns, manages, or has agreements to acquire or to resell on 358 38 GHz licenses. Taken together, these licenses allow the Company to provide 38 GHz wireless broadband services in 210 U.S. markets, allowing it to provide between 100 and 500 MHz of transmission capacity in 90 of the top 100 U.S. markets.

     The Company may selectively utilize other radio frequencies to provide its services under certain circumstances. The Company may seek to acquire additional licenses or businesses which hold licenses to expand its geographic footprint or to enhance its ability to provide service within its current markets.


FOREIGN LICENSES

     Foreign subsidiaries of the Company have been granted broadband wireless authorizations covering Norway, Sweden, Denmark and the United Kingdom which allow the provision of broadband wireless connectivity for communications services with certain limitations. Other foreign subsidiaries and entities in which the Company has or expects to have an interest have applied for licenses in other countries. There can be no assurance that any of these entities will be able to acquire, retain or exploit licenses, comply with applicable license restrictions, obtain any other necessary governmental approvals, obtain financing, implement business plans or operate in any country on a profitable basis or at all.


COMPETITION

     ART does not believe any other company is currently offering broadband, packet-switched data services to off-fiber businesses. However, ART faces significant competition from other entities that currently, or could in the future, deliver data services over copper wire, fiber and wireless networks, including ILECs, CLECs, fiber service providers, wireless service providers, cable television operators, satellite communications companies and ISPs. In addition, the consolidation of telecommunications companies and the formation of strategic alliances and cooperative relationships in the telecommunications and related industries, as well as the development of new technologies, could give rise to significant new competitors to the Company. The Company expects to compete primarily on the basis of bandwidth, features, service, quality, price, responsiveness to customer needs and reliability. There can be no assurance that the Company will be able to compete effectively in any of its market areas with any of its existing and potential competitors. Many of the Company's competitors have long-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than the Company. As a result, these competitors, among other things, may be able to develop and exploit new or emerging technologies or adapt to changes in customer requirements more quickly than the Company or devote greater resources to the marketing and sale of their services than the Company.

     ILECS' COPPER NETWORKS. The Company faces significant competition from ILECs, which typically deliver data services over copper networks. ILECs have long-standing relationships with their customers and substantial name recognition. In addition, the ILECs have employed or will likely employ digital subscriber line products, such as ISDN (integrated services digital network) and ADSL (asymmetrical digital subscriber line), which are currently available, and HDSL (high-speed digital subscriber line), and VDSL (video digital subscriber line), which are under development, to enhance the performance of their copper networks.

     FIBER NETWORKS. The Company also faces competition from expanding fiber optic networks owned by incumbent and competitive LECs, IXCs, electric utilities and other companies in any building connected or able to be connected to the fiber network. Many of these companies have greater name recognition and greater financial, technical and marketing resources than the Company. Fiber optic service generally offers broadband connectivity that is comparable, if not superior to, the Company's wireless broadband connections. In addition, fiber technology may enjoy a greater degree of market acceptance than wireless broadband technology.

     COAXIAL CABLE NETWORKS. The Company is likely to face competition from cable television operators deploying cable modems, which provide high-speed data capability over installed coaxial cable television networks, and there can be no assurance that such competition will not be significant. Although cable modems currently are not widely available and do not provide for data transfer rates that are as rapid as those which can be provided by the Company's services, the Company believes that the cable industry may support the deployment of cable modems to residential customers through methods such as price subsidies. Notwithstanding the cable industry's interest in rapid deployment of cable modems, the Company believes that in order to provide broadband capacity to a significant number of businesses and government users, cable operators will be required to spend significant time and capital in order to upgrade their existing networks to a more advanced hybrid fiber coaxial network architecture and to extend these networks to reach businesses. However, there can be no assurance that cable modems will not emerge as a source of competition.

     OTHER FIXED WIRELESS NETWORKS. The Company also faces competition from other fixed wireless service providers within its market areas including WinStar Communications, Inc., Teleport Communications Group, Inc. ("TCG"), and Teligent, Inc. ("Teligent"). In many cases, one or all of these service providers hold licenses to operate in the Company's market areas. WinStar and Teligent have positioned themselves as wireless CLECs, and therefore will compete with the Company in offering off-fiber connectivity to businesses and buildings, with the potential to offer broadband data services. TCG, which AT&T has agreed to acquire, also has the ability to provide wireless broadband services. All three companies have substantially greater financial resources than the Company.

     Various other entities also have 38GHz and other wireless broadband licenses. Due to the relative ease and speed of deployment of fixed wireless technology, the Company could face intense price competition and competition for customers from other service providers.

     The Company also faces potential competition from new entrants acquiring licenses from FCC auctions. The FCC has recently auctioned 28 GHz LMDS licenses in all markets for the provision of high capacity, wide-area fixed wireless point-to-multipoint systems. LMDS licensees may use the spectrum to offer a variety of services such as multichannel video programming, telephony, video communications and data services in competition with the Company. The FCC has announced an auction of geographical wide area licenses for the operation of fixed wireless point-to-point and point-to-multipoint communications services in the 38 GHz band.

     MMDS service, provided at the 2 GHz spectrum band, also known as "wireless cable," also competes for metropolitan wireless broadband services. At present, wireless cable licenses are used primarily for the distribution of video programming and have only a limited capability to provide two-way communications needed for wireless broadband telecommunications services, but there can be no assurance that this will continue to be the case.

     In January 1997, the FCC allocated 300 MHz of spectrum in the 5 GHz band for unlicensed devices to provide short-range, high-speed wireless digital communications. These frequencies must be shared with incumbent users without causing interference. The allocation was designed to facilitate the creation of new wireless local area networks, and thus may compete with the Company's strategy of providing wireless connections between LANs. It is too early to predict, however, how and to what extent this particular frequency may be used in competition with the Company.

     MOBILE WIRELESS NETWORKS. Cellular, Personal Communications Services and other mobile service providers may also offer data services over their licensed frequencies. The FCC has also allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices that may provide competition to the Company, in particular for certain low-speed data transmission services.

     SATELLITE NETWORKS. Many other companies have filed applications with the FCC for global broadband satellite systems proposed to be used for broadband voice and data services. If licensed and developed, these systems could also represent future competition to the Company.

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

FEDERAL REGULATION

     FCC Licensing. The Communications Act of 1934, as amended, (the "Communications Act") and the FCC Rules and Regulations impose certain requirements relating to licensing. Acquisition and sale of the wireless broadband operating radio systems that are needed to provide the services offered by the Company. Under current FCC rules, the recipient of a license for 38 GHz facilities is required to construct facilities to place the station in operation within 18 months of the date of grant of the license. Although, under current FCC regulations, the term "in operation" is not defined beyond the requirement that the station be capable of providing service, the industry custom is to establish at least one link between two transceivers in each market area for which it holds a license. In the event that the recipient fails to comply with the construction deadline, the license cancels automatically. In addition, if a station does not transmit operational traffic (not test or maintenance signals) for a consecutive period of twelve months at any time after construction is complete, or if removal of equipment or facilities renders the station incapable of providing service, the license is subject to forfeiture, absent a waiver of the FCC's rules. It is possible that this rule could be applied in such a way that could cause one or more of the Company's licenses to be subject to forfeiture.

     All of the 38 GHz licenses owned or to be acquired by the Company are due to expire in February 2001. The Company is entitled to a "renewal expectancy" if it can demonstrate that it is providing substantial service within the authorized area for each particular license when it files its renewal application. That showing will depend on the particular type of services offered, but might consist of four links per million population within the service area.

     Services Agreements. The Company believes that the provisions of its management and service agreements comply with the FCC's policies concerning licensee control of FCC-licensed facilities. No assurance can be given that the Company's management and service agreements, if challenged, would be found to comply with FCC policies or what modifications, if any, may need to be made to comply with those policies. If the FCC were to void or require modifications of the management and service arrangements, the Company's operating results could be adversely affected.

     Competition. Over the last several years, the FCC has issued a series of decisions and Congress has recently enacted legislation making the interstate access services market more competitive by requiring reasonable and fair interconnection by LECs. The Telecommunications Act of 1996 substantially departs from prior legislation in the telecommunications industry by establishing local exchange competition as a national policy through the removal of state regulatory barriers to competition and the preemption of laws restricting competition in the local exchange market. The provisions of the Telecommunications Act are designed to ensure that regional Bell operating companies ("RBOCs") take affirmative steps to level the playing field for their competitors so that Competitive Access Providers, CLECs and others can compete effectively. The FCC, with advice from the United States Department of Justice, and the states are given jurisdiction to enforce these requirements. There can be no assurance, however, that the states and the FCC will implement the Telecommunications Act in a manner favorable to the Company.

     FCC Rulemaking. On December 15, 1995, the FCC announced the issuance of a notice of proposed Rulemaking and Order (the "NPRM"), pursuant to which it proposed to amend its current rules to provide for, among other things, (i) the adoption of an auction procedure for the issuance of licenses in the 38 GHz band, including a possible auction of the lower fourteen proposed 100 MHZ channels (which are similar to those used by the Company) and the lower four proposed 50 MHZ channels in the 38 GHz band that have not been previously available for commercial use and a possible auction of the unlicensed areas in the upper fourteen 100 MHZ channels, (ii) licensing frequencies using predefined geographic service areas ("Basic Trading Areas"),
(iii) the imposition of substantially stricter construction requirements for licenses that are not received pursuant to auctions as a condition to the retention of such licenses and (iv) the implementation of certain technical rules designed to avoid radio frequency interference among licensees. In addition, the FCC ordered that those applications subject to mutual exclusivity with other applicants or placed on public notice by the FCC after September 13, 1995 would be held in abeyance pending the outcome of the NPRM and might then be dismissed (the "freeze"). On January 17, 1997, the FCC adopted an Memorandum Opinion and Order that partially lifted the freeze on the processing of pending applications. Among other actions, the order provides that the FCC will process certain amendments filed before December 15, 1995 that have the effect of eliminating mutual exclusivity among pending applications. The FCC has granted additional 38 GHz licenses to various applicants, including the Company. On March 24, 1997, the FCC released another notice of proposed rulemaking ("FNPRM") in which it proposed an omnibus spectrum allocation plan for the frequencies located above 38 GHz. The FCC proposed to allocate the spectrum band that the Company currently uses (38.6-40.0 GHz) for wireless services. In the FNPRM, the FCC noted that it has already issued licenses for fixed operations throughout this band and that it has proposed to continue to license these services in that band. In addition, the FCC has proposed to designate the spectrum bands that surround the Company's licenses (37.5-38.5 GHz and 40.5-41.5 GHz) as well as 48.2-50.2 GHz bands predominantly for fixed-satellite services.

     On October 24, 1997, the FCC adopted the Report and Order and Second Notice of Proposed Rulemaking ("Order"), which amended the rules for fixed microwave service in the 38.6-40.0 GHz band ("38 GHz") and adopted a conforming set of rules for the 37.0-38.6 GHz band ("39 GHz"). The rules adopted were intended to provide terrestrial licenses, such as the Company's, with sufficient flexibility to provide the public with innovative services. In the Order, the FCC provided for licensing in both bands by Basic Trading Areas ("BTAs") and for the employment of competitive bidding procedures as a means for choosing among mutually exclusive license applicants. The new rules permit point-to-multipoint, as well as point-to-point operations, and provide for mobile operations in the 38 GHz band.

     More specifically, the FCC rules retained the existing 38 GHz channeling plan and ensured protection for incumbent licensees, such as the Company, that are authorized for rectangular service areas, conditioned on them satisfying the newly-adopted build-out requirements. The order also provided for overlaying 38 GHz BTA-based licenses that will be awarded through competitive bidding, or auctions. The newly-adopted build-out obligations require a showing of substantial service at renewal, a standard described as intentionally flexible to promote innovation and not to unnecessarily limit the types of service offerings a license may offer. There is an outstanding issue as to when incumbent renewal applications must be filed, and, therefore, when incumbents must provide the substantial service showing. The FCC did not adopt any limit on the amount of 38 GHz spectrum that can be held by a single entity, nor did it limit the entities eligible to apply for such licenses. Further, the Order included rules for the issuance of 38GHz licenses through competitive bidding.

     Petitions for reconsideration of various aspects of the Report and Order, in particular the treatment of pending applications and amendments and the timing of the substantial service showing for incumbents, have been filed by a number of entities, including the Company. It is not possible to determine when the FCC will dispose of them or what outcome is likely. There also can be no assurance that any final rules will not have a material adverse effect on the Company. The Company has not determined whether to seek additional licenses in the event of an auction.

STATE REGULATION

     Many of the Company's services, either now or in the future, may be classified as intrastate and therefore may be subject to state regulation. Under current state regulatory schemes, entities can compete with ILECs in the provision of (i) local access services, (ii) dedicated access services, (iii) private network services, including WAN services, for businesses and other entities and (iv) long distance toll services.

RESEARCH AND DEVELOPMENT

     During 1997 and 1996, the Company spent $421,236 and $1,269,579, respectively, with respect to research and development.


EMPLOYEES

     As of March 1, 1998 the Company had a total of 94 employees. None of the Company's employees is represented by a collective bargaining agreement.


ITEM 2.  PROPERTIES

     The Company leases approximately 55,057 square feet of office, technical operations and engineering field services depot space in Bellevue, Washington, under leases expiring in April and May 2002 of which 5,227 square feet has been subleased. In addition, the Company also leases approximately 29,659 square feet of office space in 12 cities nationwide of which 9,083 square feet has been subleased.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of the security holders during the fourth quarter of the 1997 fiscal year.


ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                      AGE  POSITION
----                      ---  --------

Henry C. Hirsch.........   55  Chairman of the Board of Directors, President and Chief
                               Executive Officer
Vernon L. Fotheringham..   49  Vice Chairman of the Board of Directors
Thomas A. Grina.........   40  Executive Vice President and Chief Financial Officer
William J. Maxwell......   55  Executive Vice President, Strategic Planning, Marketing & Sales
George R. Olexa.........   42  Senior Vice President, Chief Technology Officer
Thomas M. Walker........   33  Vice President, General Counsel and Secretary
-----------


     Henry C. Hirsch has served as Chairman of the Board of Directors, President and Chief Executive Officer of the Company since November, 1997. From 1996 to 1997, Mr. Hirsch was the Vice Chairman and Chief Executive Officer of Williams Communications Group, a wholly-owned subsidiary of The Williams Companies that provides businesses with enterprise network solutions, services and advanced multimedia applications. From 1992 to 1996, Mr. Hirsch served as President and Chief Operating Officer of WilTel, a nationwide systems integration company. From 1989 to 1992, he was Executive Vice President of Sales and Marketing as well as Chief Financial Officer of WilTel.

     Vernon L. Fotheringham has served as Vice Chairman of the Board of Directors since November, 1997. Prior to that, Mr. Fotheringham served as Chairman of the Board of Directors and Chief Executive Officer of the Company since inception. From 1993 to 1995, Mr. Fotheringham served as president and Chief Executive Officer of Norcom Networks Corporation, a nationwide provider of mobile satellite services. He presently serves as Chairman of American Broadband Productions, an Internet content provider, and as Vice Chairman of Angel Technology Corp. From 1988 to 1994, Mr. Fotheringham served as Senior Vice President of The Walter Group, Inc., a wireless telecommunications consulting and project management firm.

     Thomas A. Grina has served as Executive Vice President, Finance and Chief Financial Officer of the Company since April 1996. From 1989 to 1996, Mr. Grina served as Executive Vice President, Finance and Chief Financial Officer of Dial Page, Inc., a paging services provider, and from 1993 to 1996 he simultaneously served in the same capacity at its wholly-owned subsidiary, Dial Call Communications, Inc. ("Dial Call"), a wireless communications company.

     William J. Maxwell has served as Executive Vice President of Strategic Planning, Sales and Marketing of the Company since December, 1997. From 1992 to 1997, Mr. Maxwell was Executive Vice President of ICG Communications Inc. and the President and Chief Executive Officer of ICG Telecom Group. From 1991 to 1992, Mr. Maxwell was a senior marketing executive with WilTel. From 1989 to 1991, Mr. Maxwell was the President and Chief Executive Officer of MidAmerican Communications Corporation, a regional long distance company.

     George R. Olexa has served as Senior Vice President and Chief Technology Officer since February, 1998. From 1996 to 1997, Mr. Olexa was Chief Operating Officer at Superconducting Core Technologies, a high-technology equipment manufacturer for the telecommunications industry, supplying high-performance, superconducting filters and cryoelectronics for wireless infrastructures. From 1993 to 1996, Mr Olexa served as Executive Vice President of Engineering of Dial Call. From 1988 to 1993, he was Executive Director of Network Engineering and Technology Applications for Pacific Bell.

     Thomas M. Walker has served as vice president and general counsel of the Company since 1997, and served as associate general counsel from 1996 to 1997. From 1994 to 1996, Mr. Walker practiced in the law firm of Buchalter, Nemer, Fields & Younger in its Los Angeles, California office, advising telecommunications and other clients on corporate matters. From 1991 to 1994, Mr Walker practiced with the national law firm of Pillsbury Madison & Sutro.


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

                                                          PRICE RANGE
                                                     --------------------
                                                        HIGH       LOW
                                                     ---------  ---------
     1996 Fourth Quarter (commencing on November 5)..  $16.250  $11.125

     1997 First Quarter..............................  $14.625  $10.375
          Second Quarter.............................  $11.250  $ 6.625
          Third Quarter..............................  $ 9.500  $ 6.313
          Fourth Quarter.............................  $10.625  $ 7.500

     On March 25, 1998, the last sale price of common stock as reported on the Nasdaq National Market was $14.936 per share. As of March 25, 1998 there were 159 record holders of ART's Common Stock and 3,395 beneficial holders.

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


RECENT SALES OF UNREGISTERED SECURITIES.

     In 1997, the Company did not sell any of its securities in unregistered sales that were not reported in previous quarterly reports on Form 10-Q.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below as of December 31, 1993, 1994, 1995, 1996 and 1997 and for the period from August 23, 1993 (date of inception) to December 31, 1993 and the years ended December 31, 1994, 1995, 1996 and 1997 were derived from and should be read in conjunction with the audited financial statements of the Company.

                                                  AUGUST 23, 1993
                                                (DATE OF INCEPTION)                    YEAR ENDED DECEMBER 31
                                                   TO DECEMBER 31,    ------------------------------------------------------
                                                       1993               1994          1995          1996           1997
                                               --------------------   ----------   -----------   ------------   ------------
STATEMENT OF OPERATIONS DATA:
Service revenue............................         $       --        $       --   $     5,793   $    247,116   $    708,883
Equipment sales and construction revenue...                 --                --            --      2,660,811        396,970
Consulting revenue.........................                 --           137,489            --             --             --
Technical and network operations expenses..                 --                --            --      3,402,948      7,252,512
Cost of equipment sales and construction...                 --                --            --      1,590,779        254,444
Sales and marketing expenses...............                 --                --       191,693      5,548,584     13,469,898
General and administrative expenses........              5,906           253,453     2,911,273     12,896,134     12,789,866
Research and development expenses..........                 --                --            --      1,269,579        421,236
Equipment impairment.......................                 --                --            --             --      7,166,920
Depreciation and amortization..............                688             8,281        15,684      1,017,959      6,018,172
Loss from operations.......................             (6,594)         (124,245)   (3,112,857)   (22,818,056)   (46,266,995)
Interest and other expenses, net...........                 --             4,375       121,986      6,512,251     16,817,180
Income tax benefit.........................                 --                --            --             --      1,355,249
Extraordinary loss.........................                 --                --            --      1,339,996             --
Net loss...................................             (6,594)         (128,620)   (3,234,843)   (30,670,303)   (61,728,926)
Basic and diluted net loss per share.......                 --             (0.04)        (0.54)         (3.97)         (3.23)
Weighted average number of shares of
 common stock outstanding..................          1,820,555         3,337,685     5,946,338      7,717,755     19,083,304

OTHER FINANCIAL DATA:
EBITDA (1).................................         $   (5,906)       $ (115,964)  $(2,007,568)  $(14,348,920)  $(30,811,151)
Capital expenditures.......................                 --             5,175     3,585,144     16,631,451     16,685,436

                                                                              AS OF DECEMBER 31,
                                                    -----------------------------------------------------------------------
                                                       1993              1994          1995           1996           1997
                                                    ----------        ----------   -----------   ------------   ------------

BALANCE SHEET DATA:
Working capital surplus (deficit)..........         $   13,958        $  (76,556)  $(3,008,510)  $ (9,623,905)  $ 25,608,821
Property and equipment, net................                 --             3,448     3,581,561     19,303,849     25,294,946
FCC licenses, net..........................                 --                --     4,235,734      4,330,906    131,210,102
Total assets...............................             74,513            42,611     9,876,559     36,648,701    232,559,749
Long-term debt.............................                 --                --     6,450,000      4,977,246    108,299,359
Accumulated deficit........................             (6,594)         (135,214)   (3,370,057)   (34,040,360)   (95,769,286)
Total stockholders' equity (deficit).......             54,542           (39,078)     (312,860)    19,949,920     76,257,063

--------

(1) EBITDA consists of loss before interest and financing expense (net of interest income), income tax expense, depreciation and amortization expense, non-cash compensation expense, non-cash equipment charges and non-cash market development expense. EBITDA is not intended to represent cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or loss, net income or loss or cash flow as an indicator of the Company's performance. Not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to other similarly titled measures of other companies.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     From its inception in 1993 to the fourth quarter of 1996, the Company primarily focused on acquiring licenses, hiring management and other key personnel, raising capital, acquiring equipment and roof rights and developing its operating and support systems and infrastructure. In the fourth quarter of 1996, the Company started commercial operations primarily selling connectivity to various telecommunications companies as a wholesale carriers' carrier. During the first quarter of 1998, the Company altered its strategy to begin deploying broadband data networks and selling a variety of data services to end user customers.

RESULTS OF OPERATIONS

1997 Compared to 1996

     Revenues for the year ended December 31, 1997 were approximately $1.1 million compared to $2.9 million in 1996. Included in revenues was approximately $0.4 million in 1997 and $2.7 million in 1996 representing non-recurring sales and construction revenue associated with radio links installed for a third party. The Company does not expect routinely to sell equipment and install radio links for third parties in the future.

     Operating costs and expenses were approximately $47.4 million for the year ended December 31, 1997 compared to approximately $25.7 million in 1996. The increase was primarily due to an overall increase in expenses associated with the commencement of commercial operations. Included in operating costs and expenses for 1997 and 1996 was approximately $0.3 million and $1.6 million, respectively, related to non-recurring sales and construction revenue. Sales and marketing expenses in 1996 included a $1.1 million charge relating to a distribution agreement. General and administrative expenses in 1996 included $7.6 million of non-cash compensation charges, including $6.8 million related to release of escrowed shares to executive officers. In connection with employment arrangements with its new Chairman and Chief Executive Officer, the Company incurred a non-recurring charge of approximately $1.2 million in 1997 with respect to a stock grant and other expenses. During the fourth quarter of 1997 the Company recorded $8.1 million of non-cash equipment charges, including approximately $7.2 million to write down certain radio equipment that is not expected to be an integral part of the Company's broadband data network. The Company incurred non-recurring severance and office closure costs of approximately $950,000 in the third and fourth quarters of 1997 in connection with management-initiated restructuring activities intended to align the Company's organization with its marketing and business development plans and to conserve capital resources. While such restructurings are expected to reduce expenses in the near term, in future periods the Company expects increases in cash expenses for network operations and sales and marketing as the Company deploys and markets its networks. Depreciation and amortization was approximately $6.0 million for 1997 compared to approximately $1.0 million in 1996. The increase was due to additional equipment placed in service and amortization of FCC licenses. Excluding non-cash and non-recurring items, operating costs and expenses for the year ended December 31, 1997 were approximately $30.9 million compared to $14.4 million in 1996.

     Net interest and other expenses were approximately $16.8 million for the year ended December 31, 1997 compared to $6.5 million in 1996. Interest expense increased in 1997 due to increased borrowings in 1997. Included in interest and other expenses was approximately $2.7 million in 1997 and $3.7 million in 1996 related to a financing commitment which was terminated in 1997 upon the sale of
the Company's 14% Senior Notes due 2007 (the "Senior Notes").   The issuance of
the Senior Notes in February 1997 caused interest expense to increase substantially and will continue to cause interest expense to increase in future periods. Interest income increased due to the purchases of short-term investments and pledged securities. The early repayment in November 1996 of bridge financings resulted in a non-cash extraordinary loss of approximately $1.3 million arising from the write-off of associated unamortized offering discount and deferred financing costs.

1996 Compared to 1995

     Revenues for the year ended December 31, 1996 were approximately $2.9 million compared to $5,793 in 1995. Included in 1996 revenues was approximately $2.7 million representing non-recurring sales and construction revenue associated with approximately 100 radio links installed for a third party.

     Operating expenses other than interest were approximately $25.7 million for the year ended December 31, 1996 compared to approximately $3.1 million in 1995. The increase was primarily due to an overall increase in costs and expenses associated with preparing for the commencement of commercial operations. Included in 1996 was approximately $1.6 million of non-recurring expenses for sales and construction performed for a third party, non-cash compensation expense of approximately $7.6 million, including approximately $6.8 million arising from the termination of an arrangement involving the escrow of shares and subsequent release of such shares to certain employees, as well as higher general and administrative, sales and marketing expenses, technical and network operating expenses and research and development expenses. Included in sales and marketing expenses for 1996 were non-cash marketing costs of approximately $1.1 million related to a distribution agreement.

     Net interest and other expenses were approximately $6.5 million for the year ended December 31, 1996 compared to $121,986 in 1995. Included in interest and other expenses for 1996 was approximately $1.2 million relating to an unsuccessful debt offering in July 1996 and approximately $3.7 million related to a financing commitment which was terminated in 1997 upon the sale of the Senior Notes. Interest expense increased in 1996 due to increased borrowings in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     To date, funding for the Company's acquisitions, capital expenditures and net operating losses has been provided from private placements of equity and bridge financings in 1994 through 1996, the Company's initial public offering in November 1996 and the Company's public offering of its Senior Notes in February 1997. Approximately $51 million of the approximately $130 million net proceeds from the sale of the Senior Notes was used to purchase a portfolio of U.S. Treasury securities that will provide for interest payments on the Senior Notes through February 2000. Because the Senior Notes have "significant original issue discount" for tax purposes, the Company is not able to deduct the interest expense related to the accretion of this original issue discount for tax purposes.

     During 1997 the Company issued six million shares of common stock to acquire certain FCC licenses. In addition, the Company has entered into agreements to acquire certain additional FCC licenses, including agreements to acquire licenses in exchange for 1.34 million shares of common stock, and shares of common stock valued at approximately $28 million at the time of closing. The Company may continue to acquire additional licenses in exchange for common stock.

      The Company will require significant additional capital to fund its operations and business plan. ART currently estimates that it will require in excess of $1 billion over the next five years for capital expenditures, working capital and funding of operating losses. The Company has signed a letter of intent with Lucent to provide vendor financing of up to $200 million which is contingent upon various conditions, including achieving performance targets and raising additional capital. The Company expects to seek additional financing to satisfy its capital requirements and to raise substantial capital in 1998. If the Company is unable to obtain such additional financing, the Company's capital was sufficient at March 31, 1998 to fund its operations at levels at that date through the end of 1998 and to meet its capital commitments at that date through the end of the year. However, without additional capital, the Company will not be able to implement its business plan. There can be no assurance that the Company will be able to obtain any financing when required, or, if available, that the Company will be able to obtain it on acceptable terms. If the Company fails to obtain additional financing when required, such failure could result in the modification, delay or abandonment of some or all of the Company's development and expansion plans and could materially adversely affect the Company.

     ART's actual capital requirements will be affected, possibly materially, by various factors including the speed of the Company's build out, the cost and amount of equipment acquired, the number of markets served and the penetration of those markets, customer acceptance and demand and the prices charged for services, competition and technological change. The Company expects to be able to adjust its capital requirements in part in response to customer demand by changing the rate at which it adds new markets and builds out existing markets. If the assumptions underlying the Company's business plan change or prove to be inaccurate or the Company changes its business plan, the Company's capital requirements may change.

INFLATION

     Management does not believe that its business is impacted by inflation to a significantly different extent than is the general economy.

OTHER

     The Company has implemented a program to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of its financial and operational systems. In addition, the Company is also communicating with its principal vendors and service providers to coordinate Year 2000 conversion. Although the Company cannot yet assess the cost of year 2000 issues, the Company does not expect the costs of achieving Year 2000 compliance to have a material impact on the Company's business, operations or its financial condition.


CAUTIONARY STATEMENT

     This Item and other Items in this Report include "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such statements made by the Company are not guarantees of future performance and that known and unknown risks, uncertainties, and other factors including those risk factors identified in Exhibit 99 to this Report may cause actual results to differ materially from those in the forward-looking statements. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Advanced Radio Telecom Corp.

     We have audited the accompanying consolidated balance sheets of Advanced Radio Telecom Corp. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Radio Telecom Corp. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

                                                        Coopers & Lybrand L.L.P.

Seattle, Washington
March 10, 1998

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1997 AND 1996

                                                          1997                 1996
                                                        -------               -----
                     ASSETS
Current assets:
  Cash and cash equivalents.......................   $    7,135,427        $   1,974,407
  Short-term investments..........................       18,210,220
  Pledged securities..............................       18,517,640
  Restricted cash.................................        1,032,060
  Accounts receivable.............................          199,316            1,819,593
  Prepaid expenses and other current assets.......          112,825              196,791
                                                     --------------        -------------
    Total current assets..........................       45,207,488            3,990,791

Pledged securities................................       25,842,275
Restricted cash...................................                             1,032,060
Property and equipment, net.......................       25,294,946           19,303,849
FCC licenses, net.................................      131,210,102            4,330,906
Deferred financing costs, net.....................        4,502,330            3,255,688
Other assets......................................          502,608            4,735,407
                                                     --------------        -------------
    Total assets..................................   $  232,559,749        $  36,648,701
                                                     ==============        =============

      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Trade accounts payable..........................   $    3,067,984        $   9,425,834
  Accrued compensation and benefits...............        1,775,646            1,350,894
  Book overdraft..................................        3,055,759
  Other accrued liabilities.......................        3,109,631              927,648
  Accrued interest payable........................        7,113,391               17,159
  Current portion of long-term debt...............        1,476,256            1,893,161
                                                     --------------        -------------
    Total current liabilities.....................       19,598,667           13,614,696
Long-term debt, net of current portion............      106,823,103            3,084,085
Deferred income tax liability.....................       29,880,916
                                                     --------------        -------------
    Total liabilities.............................      156,302,686           16,698,781

Commitments and contingencies

Stockholders' equity:
  Serial preferred stock, $.001 par value,
  10,000,000 shares authorized, none issued
  and outstanding
  Common stock, $.001 par value, 100,000,000
  shares authorized 21,429,485 and 13,559,420
  shares issued and outstanding...................           21,429               13,559
Additional paid-in capital........................      172,892,420           53,976,721
Note receivable from stockholder..................         (887,500)
Accumulated deficit...............................      (95,769,286)         (34,040,360)
                                                     --------------        -------------
 Total stockholders' equity.......................       76,257,063           19,949,920
                                                     --------------        -------------
    Total liabilities and stockholders' equity....   $  232,559,749        $  36,648,701
                                                     ==============        =============

   The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                               1997              1996              1995
                                                               ----              ----              ----
Service revenue......................................     $    708,883       $    247,116        $     5,793
Equipment sales and construction revenue.............          396,970          2,660,811
                                                          ------------       ------------        -----------
     Total revenue...................................        1,105,853          2,907,927              5,793
                                                          ------------       ------------        -----------
Costs and expenses:
  Technical and network operations...................        7,252,512          3,402,948
  Cost of equipment sales and construction...........          254,444          1,590,779
  Sales and marketing................................       13,469,898          5,548,584            191,693
  General and administrative.........................       12,789,866         12,896,134          2,911,273
  Research and development...........................          421,236          1,269,579
  Equipment impairment...............................        7,166,720
  Depreciation and amortization......................        6,018,172          1,017,959             15,684
                                                          ------------       ------------        -----------
     Total operating costs and expenses..............       47,372,848         25,725,983          3,118,650
                                                          ------------       ------------        -----------
Operating loss.......................................      (46,266,995)       (22,818,056)        (3,112,857)

Interest and other:
  Interest expense...................................       18,931,303          1,695,489            131,540
  Financing commitment expense.......................        2,699,881          3,687,644
  Other..............................................                           1,248,000
  Interest income....................................       (4,814,004)          (118,882)            (9,554)
                                                          ------------       ------------        -----------
     Loss before income taxes and extraordinary
      item...........................................      (63,084,175)       (29,330,307)        (3,234,843)

Deferred income tax benefit..........................        1,355,249
                                                          ------------       ------------        -----------
  Loss before extraordinary item.....................      (61,728,926)       (29,330,307)        (3,234,843)
Extraordinary loss on early retirement of debt.......                          (1,339,996)
                                                          ------------       ------------        -----------
  Net loss............................................    $(61,728,926)      $(30,670,303)       $(3,234,843)
                                                          ============       ============        ===========


Basic and diluted loss per common share before
 extraordinary item..................................     $      (3.23)      $      (3.80)       $     (0.54)
Basic and diluted extraordinary loss per common
 share...............................................                               (0.17)
                                                          ------------       ------------        -----------
Basic and diluted net loss per common share..........     $      (3.23)      $      (3.97)       $     (0.54)
                                                          ============       ============        ===========

Weighted average common shares.......................       19,083,304          7,717,755          5,946,338
                                                          ============       ============        ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                          SERIAL                         NOTE
                                   COMMON STOCK       PREFERRED STOCK      ADDITIONAL  RECEIVABLE
                              --------------------   ------------------     PAID-IN       FROM        ACCUMULATED
AMOUNTS                        SHARES    PAR VALUE    SHARES  PAR VALUE     CAPITAL    STOCKHOLDER      DEFICIT        TOTAL
-------                       -------    ---------   -------  ---------    ---------   -----------     ---------     ---------
Balance, December 31, 1994.   2,141,830   $  2,142                        $     93,994               $   (135,214)   $   (39,078)
Issuance of common stock
 to ART West...............      26,773         27                              24,973                                    25,000
Issuance of common stock
 to existing stockholders..   1,472,508      1,472                              (1,472)
Conversion of note payable
 and interest to
 paid-in capital...........                                                     75,250                                    75,250
Issuance of common stock
 to Landover and
 affiliates for cash.......   3,120,000      3,120                              (2,100)                                    1,020
Issuance of serial
 preferred stock to limited
 partnerships affiliated
  with Landover for cash...                           419,811    $  419      1,999,581                                 2,000,000
Issuance of serial
 preferred stock for cash..                            61,640        62      1,999,938                                 2,000,000
Shares issued to reflect
 anti-dilution
 adjustments...............      62,655         63      7,041         7            (70)
Preferred stock issuance
 costs.....................                                                   (229,814)                                 (229,814)
Redemption of common stock.    (293,791)      (294)                         (1,999,706)                               (2,000,000)
Increase in additional
 paid-in capital as a
 result of the release of
 Escrow Shares.............                                                    802,002                                   802,002
Accrued stock option
 compensation..............                                                    287,603                                   287,603
Net loss...................                                                                             (3,234,843)   (3,234,843)
                             ----------   --------   --------    ------   ------------   ---------   -------------   -----------
Balance, December 31, 1995.   6,529,975      6,530    488,492       488      3,050,179                  (3,370,057)     (312,860)

Issuance of serial
 preferred stock for cash..                           232,826       233      4,672,953                                 4,673,186
Shares issued to reflect
 anti-dilution
 adjustments...............      56,984         57    150,740       151           (208)
Issuance of serial
 preferred stock and
 warrants in exchange for
 cash and the Ameritech
 strategic distribution
 agreement.................                            48,893        49      3,552,951                                 3,553,000
Preferred stock issuance
 costs.....................                                                   (150,000)                                 (150,000)
Increase in additional
 paid-in capital as a
 result of the release of
 Escrow Shares.............                                                  6,795,514                                 6,795,514
Value ascribed to the
 equipment financing
 warrants..................                                                    484,937                                   484,937
Value ascribed to the
 Bridge Financing
 Warrants..................                                                  1,795,533                                 1,795,533
Issuance of common stock
 in an initial public
 offering..................   2,300,500      2,301                          34,505,199                                34,507,500
Initial public offering
 common stock issuance
 costs.....................                                                 (6,081,098)                               (6,081,098)
Conversion of preferred
 stock to common stock
 in connection with the
  initial public offering..   4,353,587      4,353   (920,951)     (921)        (3,432)
Value ascribed to the CIBC
 Warrants..................                                                  4,503,848                                 4,503,848
Accrued stock option
 compensation..............                                                    850,663                                   850,663
Common stock issued in
 connection with the
exercise of the Ameritech
 warrants..................     318,374        318                                (318)
Net loss...................                                                                            (30,670,303)  (30,670,303)
                             ----------   --------   --------    ------   ------------   ---------   -------------   -----------
Balance, December 31, 1996.  13,559,420     13,559                          53,976,721                 (34,040,360)   19,949,920

Common stock issued in
 connection with the
 acquisition of the
 CommcoCCC, Inc. licenses..   6,000,000      6,000                          87,744,000                                87,750,000
Value ascribed to warrants
 issued with Senior Notes..                                                 29,707,509                                29,707,509
Warrant issuance costs.....                                                 (1,254,698)                               (1,254,698)
Accrued stock option
 compensation..............                                                    449,313                                   449,313
Stock options exercised....     286,100        286                             496,159                                   496,445
Warrants exercised.........   1,583,965      1,584                              (1,584)
Common stock issuable for
 note receivable from
  stockholder..............                                                    887,500   $(887,500)
Common stock issuable
 under employment
   agreement...............                                                    887,500                                   887,500
Net loss...................                                                                           (61,728,926)   (61,728,926)
                             ----------   --------   --------    ------   ------------   ---------   -------------   -----------
Balance December 31, 1997..  21,429,485   $ 21,429                        $172,892,420   $(887,500)  $(95,769,286)   $76,257,063
                             ==========   ========   =========   ======   ============   =========   =============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                             1997           1996           1995
                                                         -------------  -------------  -------------
Cash Flows from operating activities:
  Net loss.............................................  $(61,728,926)  $(30,670,303)  $ (3,234,843)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
   Non-cash compensation expense.......................     1,336,813      7,646,177      1,089,605
   Non-cash equipment charges..........................     8,100,859
   Non-cash marketing expense..........................                    1,053,000
   Depreciation and amortization.......................     6,018,172      1,017,959         15,684
   Non-cash interest expense...........................     1,466,698        772,221        110,828
   Financing commitment expense........................     2,699,881      3,687,644
   Deferred income tax benefit.........................    (1,355,249)
   Extraordinary loss on early debt retirement.........                    1,339,996
   Changes in operating assets and liabilities:
     Accrued interest on investments and securities....    (2,194,497)
     Accounts receivable...............................     1,620,277     (1,819,593)
     Prepaid expenses and other current assets.........        83,966       (144,466)       (56,337)
     Other assets......................................      (137,321)
     Accounts payable and accrued liabilities..........     1,098,448      3,615,884        563,351
     Accrued interest payable..........................     7,096,232         17,159
                                                         ------------   ------------   ------------
       Net cash used in operating activities...........   (35,894,647)   (13,484,322)   ( 1,511,712)
                                                         ------------   ------------   ------------

Cash flows from investing activities:
   Capital expenditures for property and equipment.....   (24,051,854)    (9,439,481)      (621,364)
   Additions to FCC licenses and acquisitions..........    (5,747,844)    (3,201,183)    (3,292,883)
   Purchases of pledged securities.....................   (51,245,250)
   Purchases of short-term investments.................   (47,065,154)
   Investment in restricted cash.......................                   (1,032,060)
   Proceeds from maturities of pledged securities......     8,863,315
   Proceeds from sales of short-term investments.......    29,071,448
   Other...............................................        88,718     (1,425,032)      (280,000)
                                                         ------------   ------------   ------------
       Net cash used in investing activities...........   (90,086,621)   (15,097,756)    (4,194,247)
                                                         ------------   ------------   ------------

Cash flows from financing activities:
  Proceeds from issuance of Senior Notes and warrants..   135,000,000
  Warrant issuance costs...............................    (1,254,698)
  Proceeds from issuance of common stock...............       496,445     34,507,500          1,020
  Proceeds from issuance of preferred stock............                    2,500,000      4,050,000
  Stock issuance costs.................................                   (6,231,098)     (213,884)
  Proceeds from loans and debt financings..............                   14,445,000      5,133,500
  Book overdraft.......................................     3,055,759
  Repayments of loans and debt financings..............    (2,018,743)   (13,131,443)        (8,500)
  Redemption  of common stock..........................                                  (2,000,000)
  Additions to deferred financing costs................    (4,136,475)    (2,167,128)      (452,656)
  Other................................................                                    (175,000)
                                                         ------------   ------------   ------------
     Net cash provided by financing activities.........   131,142,288     29,922,831      6,334,480
                                                         ------------   ------------   ------------
Net increase in cash and cash equivalents..............     5,161,020      1,340,753        628,521
Cash and cash equivalents, beginning of period.........     1,974,407        633,654          5,133
                                                         ------------   ------------   ------------
Cash and cash equivalents, end of period...............  $  7,135,427   $  1,974,407   $    633,654
                                                         ============   ============   ============

The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  THE COMPANY AND BASIS OF PRESENTATION:

     Advanced Radio Telecom Corp. ("ART", and collectively with its subsidiaries, the "Company") provides wireless broadband telecommunications services using point-to-point microwave transmissions in the 38 GHz band of the radio spectrum throughout the United States. Prior to the commencement of full-scale commercial operations during 1996, the Company's principal business activities included the acquisition of spectrum rights, build out of its systems, development of its operating infrastructure, and raising of funds to implement its business plan. The Company is building fixed wireless broadband packet-switched data networks to provide broadband data services to businesses not served by fiber optic networks.

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

     Under the current business plan, the Company will require significant financing in 1998 and over the next several years to fund the development and expansion of its national wireless broadband operations. The Company has signed letters of intent for up to $200 million of equipment vendor financing subject to definitive agreement, additional financing and other conditions and is pursuing other sources of financing. In addition, the Company has significant radio equipment on hand available for deployment. Management believes that, in the event the Company is unable to obtain the additional funding contemplated in its business plan for 1998, its current funds are sufficient to enable the Company to fund its operations at current levels and meet its present capital commitments through the end of 1998. There can be no assurance that the Company will be able to obtain financing when required or, if available, that the Company will be able to obtain it on acceptable terms. In the event that the Company fails to obtain additional financing when needed, such failure could result in modification, delay or abandonment of some or all of the Company's development and expansion plans which in turn, could have a material adverse effect on the Company.

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

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with major financial institutions. At December 31, 1997, the Company's temporary cash investments were principally placed in two entities. Checks issued but not presented to banks are classified as "Book overdrafts" for accounting purposes in the consolidated balance sheet.

Short-term Investments and Pledged Securities

     Short-term investments are comprised of commercial paper and other similar investments purchased with a term to maturity of more than three months. Short-term investments are held as available for sale and are carried at market value. Pledged securities consist of U.S. Treasury securities that are held to maturity and are carried at amortized cost.

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, generally five years for wireless transmission equipment placed in service and three to five years for other property and equipment.

     The costs of normal maintenance and repairs are charged to expense as incurred. Direct costs of placing assets into service and major improvements are capitalized. Gains or losses on the disposition of assets are recorded at the time of disposition.

Capitalized Software

     Purchased software is capitalized at cost and amortized over its estimated useful life of three to five years.

FCC Licenses

     The direct costs of obtaining 38 GHz radio spectrum licenses by grant from the FCC or by purchase from others and the cost of perfecting such licenses are capitalized and amortized on a straight-line basis over a 40 year period. Accumulated amortization as of December 31, 1997 and December 31, 1996 totaled $2,930,798 and $106,011, respectively. All of the Company's licenses expire in 2001 and it is management's expectation that they will be renewed by the FCC for successive ten year periods.

Recoverability of Long-Lived Assets

     The recoverability of property and equipment and capitalized FCC licenses is dependent on, among other things, the successful deployment of networks in each of the respective markets, or sale of such assets. Management estimates that it will recover the carrying amount of those costs from undiscounted cash flows generated by the networks once they have been deployed. However, it is reasonably possible that such estimates will change in the near term as a result of technological, regulatory or other changes. The Company periodically reviews the carrying value of its capitalized assets for impairment and recoverability.

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

     Accumulated amortization of deferred financing costs totaled $290,756 and $3,753,605 at December 31, 1997 and 1996, respectively. Deferred costs of approximately $1.2 million associated with an incomplete public debt offering were charged to other expense in 1996.

Revenue Recognition

     Revenue from telecommunications services is recognized ratably over the period such services are provided.

     Equipment sales and construction revenue is recorded at the time the equipment is delivered and construction is completed. Cost of equipment sales are based on the average cost method.

     Two customers accounted for approximately forty-five percent of the Company's service revenues in 1997, and a single customer accounted for approximately forty-two percent of the Company's service revenues in 1996. Additionally, the Company entered into an equipment sales and construction services agreement with another customer during 1996 to act as a sub-contractor to provide transmission facilities construction services and the related wireless transmission equipment. This agreement was substantially completed during 1996 and total equipment sales and construction revenues are attributable to this customer. The receivables from this customer accounted for approximately ninety-four percent of total accounts receivable at December 31, 1996.

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

Net Loss Per Share

     During 1997 the Company adopted, and applied retroactively, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"), simplifies the computational guidelines, and increases comparability on an international basis. This statement replaced "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In connection with the adoption of SFAS 128, the Company also adopted the provisions of SEC Staff Accounting Bulletin No. 98 ("SAB 98"), which provides for the inclusion of nominal issuances of potentially dilutive equity instruments in the calculation of net loss per share. The adoption of SFAS 128 and SAB 98 by the Company had no impact on previously reported net loss per share.

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

Reclassifications

     Certain reclassifications have been made to prior year amounts to conform to current year presentation. Such reclassifications had no effect on previously reported net loss, stockholders' equity or cash flows.


3.  PROPERTY AND EQUIPMENT:

     Property and equipment at December 31 were as follows:

                                                                     1997         1996
                                                                 ------------  -----------

  Wireless transmission equipment placed in service............  $ 5,879,673   $ 5,303,386
  Wireless transmission equipment not yet placed in operation..   16,730,010    10,727,923
  Computer hardware............................................    1,673,288     1,063,928
  Computer software............................................      934,127     2,334,683
  Office furniture and equipment...............................    1,601,190       458,698
  Other equipment and vehicles.................................      489,220       333,152
                                                                 -----------   -----------
                                                                  27,307,508    20,221,770
Accumulated depreciation                                          (2,012,562)     (917,921)
                                                                 -----------   -----------
                                                                 $25,294,946   $19,303,849
                                                                 ===========   ===========

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995 was $3,021,380, $909,163, and $7,031, respectively.

     During the fourth quarter of 1997, the Company recorded non-cash equipment charges of $8.1 million, including a charge of approximately $7.2 million to write down certain radio equipment that is not expected to be an integral part of the Company's expanded broadband network. The amount of the write-down was based on discounted projected future cash flows from such equipment under current deployment plans.


4.  FCC LICENSES:

     CommcoCCC Licenses

     In June 1996, the Company agreed to acquire 129 38 GHz licenses from CommcoCCC, Inc. ("CommcoCCC") in exchange for 6 million shares of the Company's common stock, which acquisition was consummated in February 1997. The total acquisition cost was approximately $122.2 million, comprised of the aggregate market value of the common shares issued to CommcoCCC of approximately $88 million, direct costs and the related deferred tax liability of approximately $31.2 million. The Company incurred approximately $3 million in fees in connection with this acquisition, of which approximately $1 million had been paid as of December 31, 1996 and included in other assets.

     In connection with this transaction, the Company gave a stockholder of CommcoCCC an option to acquire twelve 38 GHz FCC licenses in specified markets, in which the Company has more than one license. Such option was exercised in June 1997, with closing subject to FCC approval. The purchase price will be paid by a non-recourse note and will be determined based on the sales price of the Company's common stock on the day the option was exercised and the population covered by the twelve licenses. The Company has the right to be a reseller with respect to these licenses for a term of five years at market rates.

     ART West Licenses

     In February 1997, the Company completed its acquisition from Extended Communications, Inc. ("Extended") of the remaining 50% interest in ART West, a partnership jointly controlled by Extended and the Company, for $6 million in cash, of which $3 million was paid in November 1996. The Company's initial 50% interest was obtained in 1995 through its initial capital contribution of $255,000 in cash and 26,773 shares of common stock. Acquisition costs incurred through December 31, 1996 were included in other assets in the consolidated balance sheet. ART West held certain 38 GHz licenses that were transferred to the Company upon the completion of the acquisition. An employee of the Company is the president and a shareholder of Extended.

     EMI Licenses

     In November 1995, the Company acquired certain FCC licenses from EMI Communications Corp. in exchange for $3 million in cash and a $1.5 million promissory note.

     Pending License Acquisitions

     During 1997, the Company entered into agreements to acquire certain 38 GHz licenses, including twenty three licenses from Columbia Capital Corporation and Columbia Millimeter Communications, L.P., for approximately 1.34 million shares of common stock to be issued at closing. In January 1998, the Company also entered into a definitive agreement with DCT Communications, Inc. to acquire forty-nine 38 GHz licenses in exchange for shares of the Company's common stock with a value of approximately $28 million, subject to adjustment based upon the trading price of the Company's shares at the time of closing. These transactions are subject to various closing conditions, including approval by the FCC.


5.  INCOME TAXES:

A reconciliation of the Company's effective tax rate and the Federal statutory rate follows:

                                                           1997           1996           1995
                                                       -------------  -------------  ------------
Net loss before taxes                                  $(63,084,175)  $(30,670,303)  $(3,234,843)
                                                       ============   ============   ===========
Federal income tax at
 statutory rate                                                35.0%          35.0%         35.0%
Non-deductible interest                                        (0.6)
Non-deductible compensation                                                   (7.8)         (8.7)
State benefit, net of Federal tax benefit                       2.0            1.6           1.4
Other                                                          (0.1)                        (2.3)
Valuation allowance                                           (34.2)         (28.8)        (25.4)
                                                       ------------   ------------   -----------
Effective income tax rate                                       2.1%           0.0%          0.0%
                                                       ============   ============   ===========
Income tax benefit                                     $ (1,355,249)  $          0   $         0
                                                       ============   ============   ===========



Deferred tax assets and liabilities at December 31, were as follows:

                                          1997           1996
                                      -------------  ------------

Deferred tax assets:
 Net operating loss carryforwards     $ 28,385,000   $ 9,100,000
 Equipment impairment                    2,652,000
 Accrued compensation and benefits         755,000       470,000
 Depreciation                              419,000
 Valuation allowance                   (18,833,916)   (9,258,000)
                                      ------------   -----------
                                        13,377,084       312,000
                                      ------------   -----------

Deferred tax liabilities:
 FCC Licenses                          (43,258,000)
 Depreciation and amortization                          (312,000)
                                      ------------   -----------
                                       (43,258,000)     (312,000)
                                      ------------   -----------
 Net deferred tax liability           $(29,880,916)  $         0
                                      ============   ===========

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

     At December 31, 1997, the Company has accumulated net operating loss carryforwards for Federal income tax purposes of approximately $76.7 million which expire between 2008 and 2012. The Company's ability to use its net operating losses to offset future income is subject to restrictions in the Internal Revenue Code which could limit the Company's future use of its net operating losses if certain stock ownership changes occur.

6.  LONG-TERM DEBT, BRIDGE, AND OTHER FINANCINGS:

Long-Term Debt

     Long-term debt as of December 31 consisted of the following:

                                                                                                          1997           1996
                                                                                                      -------------  ------------

  Senior Notes, with 14% semi-annual interest, due 2007.............................................  $135,000,000   $        --
  Discount on Senior Notes..........................................................................   (28,672,995)           --
  Equipment financing note,  payable in monthly installments of $92,694 including interest at 17.26%, and
   final payment of $642,305 due April 29, 1998.....................................................       877,854     1,446,699
 Note payable in quarterly installments of principal of $187,500 plus interest at prime plus 2% (10.5% at December 31, 1997)
   through September 1998...........................................................................       562,500     1,312,500
  GTE software financing............................................................................                   2,079,372
  Other.............................................................................................       532,000       138,675
                                                                                                      ------------   -----------
                                                                                                       108,299,359     4,977,246
Less current portion................................................................................    (1,476,256)   (1,893,161)
                                                                                                      ------------   -----------
                                                                                                      $106,823,103   $ 3,084,085
                                                                                                      ============   ===========


The aggregate amount of the principal payments for long-term debt as of December
 31, 1997 follows:
     YEAR ENDED DECEMBER 31:

     1998................................. $   1,476,256
     1999.................................       496,098
     2000.................................            --
     2001.................................            --
     2002.................................            --
     Thereafter...........................   135,000,000
     Discount on Senior Notes.............   (28,672,995)
                                           -------------
                                           $ 108,299,359
                                           =============

Senior Notes

     In February 1997, the Company received $135 million of gross proceeds from a public offering of $135 million of 14% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 2,731,725 shares of the Company's common stock for $0.01 per share, approximately $51 million of which proceeds were used to purchase a portfolio of U.S. Treasury securities that will provide for interest payments on the Senior Notes through February 2000. The aggregate value ascribed to the warrants of approximately $29.7 million, was reflected as both a debt discount and an increase in additional paid-in capital. The debt discount is accounted for as a component of interest expense using the effective interest rate method. The Senior Notes are considered to have "significant original issue discount" under Federal tax rules and the Company is not able to deduct the accretion of the debt discount for Federal income tax purposes.

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

Equipment Financing Note

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

CIBC Financing Commitment

     In November 1996, in connection with Company's initial public offering of common stock, the Company entered into agreements with certain lenders which provided for the issuance of up to $50 million of senior collateralized notes (the "CIBC Financing Commitment"), at any time at the Company's option through February 1997. In connection with the CIBC Financing Commitment, the Company paid placement and commitment fees and other expenses of approximately $1.9 million and issued warrants to purchase 300,258 shares of common stock (the "CIBC Warrants") at an exercise price of $0.01 per share. No amounts were borrowed under the CIBC Financing Commitment. The CIBC Financing Commitment was terminated in connection with the issuance of the Senior Notes.

7.  COMMITMENTS AND CONTINGENCIES:

Operating Leases

     The Company has entered into operating leases for office space and antenna sites which expire between 1998 and 2006. Lease expense amounted to approximately $1,753,962, $618,000 and $16,000 for 1997, 1996 and 1995,
respectively. Future annual minimum lease payments as of December 31, 1996 are as follows:

               1998........   $ 2,690,905
               1999........     2,736,249
               2000........     2,235,533
               2001........     2,107,011
               2002........     1,498,481
               Thereafter..       261,946
                              -----------
                              $11,530,125
                              ===========

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

     The historical share information regarding the Company's preferred stock activity follows:

                                                                               SERIAL PREFERRED STOCK
                                                       --------------------------------------------------------------------
                                                       SERIES A    SERIES B  SERIES C  SERIES D  SERIES E   SERIES F  TOTAL
                                                       --------    --------  --------  --------  --------   --------  -----
Year ended December 31, 1995:
Issuance of preferred stock to limited partnerships
  affiliated with Landover for cash..................   332,091     82,318    5,402                                   419,811
Issuance of Series D preferred stock for cash........                                  61,640                          61,640
Shares issued to reflect  anti-dilution..............     2,852      4,189                                              7,041
                                                       --------   --------  -------   -------  ------   -------       -------
                                                        334,943     86,507    5,402    61,640                         488,492

Year ended December 31, 1996:
Issuance of serial preferred stock...................                                            232,826              232,826
Shares issued to reflect anti-dilution...............   120,607     28,172    1,961                                   150,740
Issuance of serial preferred stock to Ameritech......                                                       48,893     48,893
                                                       --------   --------  -------   -------  ------   -------       -------
                                                        455,550    114,679    7,363    61,640    232,826    48,893    920,951
Serial preferred stock converted to common stock
  in connection with initial public offering of
  common stock.......................................  (455,550)  (114,679)  (7,363)  (61,640)  (232,826)  (48,893)  (920,951)

Balance at December 31, 1996.........................      ----       ----     ----      ----       ----      ----       ----
                                                       ========   ========   ======   =======   ========   =======   ========

Common Stock

     The Company was initially formed in August 1993 and during November 1993, the Company issued additional shares of common stock in a private placement to a limited partnership. During March 1994, an affiliate of the limited partnership contributed $100,000 to the Company in exchange for 214,183 shares of common stock and a $70,000 promissory note. In connection with this financing, the Company issued an additional 856,732 shares of common stock to all of the then existing shareholders. In March 1995, the limited partnership agreed to assign the $70,000 promissory note, plus accrued interest, in exchange for two new promissory notes executed by the executives. Concurrent with the exchange of the promissory notes, the executives contributed the $70,000 promissory notes plus accrued interest to the Company, for which contribution there were no additional shares issued.

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

     As part of the Landover Funding Commitment, approximately 1.9 million shares of the Company's common stock previously held by certain individual shareholders were placed in escrow to be released upon attainment of certain objectives, including the acquisition of a specified number of 38 GHz licenses ("Escrow Shares"). In November 1995, 681,102 Escrow Shares, with an estimated fair value of approximately $800,000, were released as a result of the acquisition of certain FCC licenses. In February 1996, the remaining Escrow Shares, with an estimated fair value of $6.8 million, were released as part of a reorganization of the Company. The estimated fair values of the Escrow Shares on the dates such shares were released were recorded as compensation expense and as an increase in additional paid-in capital.

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

Warrants to Purchase Common Stock

     The Company has issued warrants to purchase common stock in connection with its financing activities during the years ended December 31, 1997 and 1996. The following summarizes the warrants outstanding related to these financing activities at December 31, 1997:

                                                Exercise
                                     Number of  Price per  Period of
                                      Shares      Share    Exercise
                                     ---------  ---------  ---------

     Equipment financing warrants..    118,181     $17.19       2001
     Bridge Financing Warrants.....    400,000     $17.19       2001
     Bridge Financing Warrants.....    203,637     $15.00       2001
     CIBC Warrants.................    300,258     $ 0.01       2001
     Senior Note Warrants..........  1,147,760     $ 0.01       2007

The warrants contain certain anti-dilution provisions.

 Stock Compensation

     Pursuant to the Restated Equity Incentive Plan (the "Plan"), the Company may grant incentive and non-qualified options and other equity incentives with respect to up to 4 million shares to employees and certain other persons or entities.

     Pursuant to the 1997 Equity Incentive Plan for Non-Employee Directors, non-employee directors are given annual automatic grants of stock options and may annually elect to take fees in common stock to be issued covering up to an aggregate of 500,000 shares.

     The Company applies the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for its stock-based plans. Accordingly, compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. Deferred compensation costs charged to operations was $449,313, $850,663 and $287,603 in 1997, 1996 and 1995, respectively.

     A summary of the stock option transactions follows:

                                                           Weighted Average
                                                 Shares     Exercise Price
                                               ----------  ----------------

     Options granted in 1995.................    382,630         $ 2.28
                                               ---------

     Options outstanding, December 31, 1995..    382,630           2.28
       Options granted.......................    461,112          16.07
       Options canceled......................    (16,363)         12.25
                                               ---------

     Options outstanding, December 31, 1996..    827,379           9.95
       Options granted.......................  2,320,263          10.23
       Options exercised.....................   (286,100)          1.74
       Options canceled......................   (564,210)         15.87
                                               ---------         ------

     Options outstanding, December 31, 1997..  2,297,332         $ 9.82
                                               =========         ======

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had the Company elected to recognize compensation costs as provided for by SFAS No. 123, the Company's net loss and per share amounts on a pro forma basis for the years ended December 31 would have been as follows:



                                                 1997           1996           1995
                                               Pro Forma      Pro Forma     Pro Forma
                                             -------------  -------------  ------------

     Loss before extraordinary item........  $(63,848,637)  $(29,410,915)  $(3,049,032)
     Extraordinary item....................                   (1,339,996)
                                             ------------   ------------   -----------

     Net loss..............................  $(63,848,637)  $(30,750,911)  $(3,049,032)
                                             ============   ============   ===========

     Basic and diluted loss per share
      before extraordinary item............  $      (3.35)  $      (3.81)  $     (0.51)
     Basic and diluted extraordinary loss
      per share............................                        (0.17)
                                             ------------   ------------   -----------

     Basic and diluted net loss per share..  $      (3.35)  $      (3.98)  $     (0.51)
                                             ============   ============   ===========

     The weighted average fair values per share at the date of grant for options granted during the years ended December 31, 1997, 1996 and 1995 were as follows:

                                                                  1997   1996   1995
                                                                  -----  -----  -----

  Options granted with exercise prices equal to the fair value of the stock at the date of grant........................  $8.71  $6.59  $0.82
  Options granted with exercise prices greater than the fair value of the stock at the date of grant....................  $8.50  $7.04

  The assumptions applied in these valuations for periods prior to the Company becoming a public entity were (i) use of the minimum value method, (ii) risk free interest rates ranging from 6.1% to 6.5%, (iii) assumed expected lives of 3 to 5 years, and (iv) no expected dividends. The assumptions applied for periods subsequent to the Company becoming a public entity were (i) use of the Black-Scholes option pricing model, (ii) risk free interest rates ranging from 5.0% to 6.0%, (iii) expected volatility rates ranging from 60% to approximately 65%,
(iv) assumed expected lives of 3 to 5 years, and (v) no expected dividends.

  The following table summarizes information about fixed-price options outstanding at December 31, 1997 as follows:

                                             Weighted-
                                Number        Average            Weighted-         Number        Weighted-
                             Outstanding      Remaining            Average        Exercisable      Average
Exercise Price               at 12/31/97    Contractual Life    Exercise Price    at 12/31/97    Exercise Price
--------------               -----------    -----------------  ----------------   ------------   --------------
  $ 1.62 to 4.54...........      68,926            2.8               $ 3.61           41,356          $ 3.61
  $7.13 to 10.38...........   1,614,527            4.5               $ 8.64          133,812          $ 7.88
  $11.25 to 15.00..........     602,970            4.4               $13.54           13,949          $13.04
  $17.19...................      10,909            3.6               $17.19            3,818          $17.19

     During 1997, the Company entered into an employment agreement with its Chief Executive Officer that provides for, among other things, the issuance of 100,000 shares of common stock deliverable in 2001 that has been reflected as a non-cash compensation charge of $887,500 in 1997 and the issuance of 100,000 shares of common stock in exchange for a recourse note of $887,500 with interest at the minimum applicable federal rate.

9.  RELATED PARTY TRANSACTIONS:

     In 1995 and 1996, the Company entered into various management consulting agreements with Landover. Fees paid to Landover under the agreements totaled approximately $830,000 and $70,000 in 1996 and 1995, respectively. The agreements with Landover terminated in November 1996. Additionally, the Company paid Landover approximately $390,000 for expenses in connection with the Landover Funding Commitment. In 1995, Landover advanced $175,000 to the Company to fund a portion of the cost of certain FCC licenses acquired. The advance was repaid in the same year.

     The Company has paid legal fees to a law firm in which a principal of the law firm was also an officer of the Company. Total fees paid to such law firm were approximately $666,695, $520,000 and $34,800 in 1997, 1996 and 1995,
respectively.

     During 1996, the Company funded approximately $400,000 of research and development related to development of wireless transmission equipment with an entity, of which an executive of the Company was a shareholder and director.


10.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

     The carrying amounts and the estimated fair values of the Company's financial instruments at December 31 were as follows:


                                             1997                     1996
                                  --------------------------  ----------------------
                                    Carrying        Fair       Carrying      Fair
                                     Amount        Value        Amount      Value
                                  ------------  ------------  ----------  ----------

     Cash and cash equivalents..  $  7,135,427  $  7,135,427  $1,974,407  $1,974,407
     Restricted cash............     1,032,060     1,032,060   1,032,060   1,032,060
     Short-term investments.....    18,210,220    18,210,220        ----        ----
     Pledged securities.........    44,359,915    44,230,640        ----        ----
     Senior Notes...............   106,327,005   129,600,000        ----        ----
     Note payable...............       562,500       562,500   1,312,500   1,312,500
     Equipment financing note...       877,854       877,854   1,446,699   1,446,699
     Other long-term debt.......       532,000       532,000   2,218,047   2,218,047

     Cash, cash equivalents and restricted cash: The carrying amount reported in the balance sheet approximates fair value. Short-term investments and pledged securities: The fair values are based on published market values for the respective investment instruments. Senior Notes: the fair value is based upon published market value. Note payable, equipment financing note and other debt:
The fair values are based upon interest rates currently available to the Company for issuance of similar debt with similar terms and maturities.

11.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental disclosure of cash flow information are summarized below for the years ended December 31:

                                                      1997        1996       1995
                                                   ----------  ----------  ---------
Non-cash financing and investing activities:
  Additions to property and equipment............ $ 2,181,684  $ 9,548,102  2,666,360
  Value ascribed to warrants.....................  29,707,509    2,115,388
  Issuance of shares for licenses................  87,750,000
  Accrued deferred financing costs...............                  300,405    370,617
  Issuance of note payable for certain FCC
    licenses.....................................                           1,500,000
  Exchange of notes for serial preferred stock,
    net of deferred financing costs..............                4,673,186
  Termination of software license agreement......   1,774,087
  Common stock issuable in exchange for note
    receivable...................................     887,500
Interest paid....................................  10,368,374    926,821

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to the executive officers of the Company is included in Item 4A of Part I of this Form 10-K.

     Information relating to the directors of the Company is incorporated herein by reference to the information included under "Election of Directors" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Commission in connection with the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").



ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under "Compensation" in the Proxy Statement is incorporated herein by reference.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information set forth under "Common Stock Ownership" in the Proxy Statement is incorporated herein by reference.

     For the sole purpose of calculating the aggregate market value of voting stock held by non-affiliates of the Company as set forth on the cover page, it was assumed that only directors, executive officers and greater than five percent stockholders as of the calculation date (other than the Landover Holdings Corporation) constituted affiliates; no acknowledgment by such persons of affiliate status is implied.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under "Certain Transactions" in the Proxy Statement is incorporated herein by reference.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

          (1)  Consolidated Financial Statements:

               Consolidated Balance Sheets as of December 31, 1997 and 1996. Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.
               Consolidated Statements of Stockholders Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995.
               Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          (2)  Financial Statement Schedules:

               None

          (3)  Exhibits

               The following Exhibits are, as indicated on the Exhibit Index, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings.

  Exhibit
    No.                     Title
   ------                   ------

     3.1    Amended and Restated Certificate of Incorporation.
     3.2    Restated and Amended Bylaws of Registrant.
     4.1    Specimen of Common Stock Certificate.
     4.2    Indenture relating to the Company's 14% Senior Notes (the "Notes")
            due 2007.
     4.3    Specimen of Note (included in Exhibit 4.2).
     4.4    Collateral Pledge and Security Agreement relating to the Notes.
     4.5    Form of Warrant Agreement in connection with offering of Notes.
     4.6    Specimen of Warrant Certificate in connection with offering of Notes
            (included in Exhibit 4.5).
     4.7    Shareholders Rights Agreement.
     4.8    Form of Rights Certificate.
     9.1    Voting Trust Agreement dated November 5, 1996.
     9.2    Form of Trustee Indemnification Agreement.
     10.1   Employment Agreement between the Company and Vernon L. Fotheringham dated December 16, 1995.
     10.2   Amendment No. 1 to Employment Agreement between the Company and
            Vernon L. Fotheringham dated October 17, 1997.
     10.3   Employment Agreement between the Company and Thomas A. Grina, dated
            August 21, 1997.
     10.4   Employment Agreement between the Company and Henry C. Hirsch dated
            October 17, 1997.
     10.5   Change of Control Agreement between the Company and Henry C. Hirsch dated October 17, 1997.
     10.6   Form of Director Indemnification Agreement.
     10.7   Company's Restated Equity Incentive Plan, as amended.
     10.8   Company's 1997 Equity Incentive Plan for Non-Employee Directors.
     10.9   Company's 1996 Non-Employee Directors Incentive Stock Option Plan.
     10.10  Second Restated and Amended Registration Rights Agreement dated July
            3, 1996 with ART Licensing and the stockholders of each of ART
            Licensing and the Company.
     10.11  Amendment No. 1 to Registration Rights Agreement dated as of October
            16, 1996.
     10.12  Form of Indemnity Warrant.
     10.13  Form of Subscription Agreement dated March 8, 1996, including Forms of Bridge Note and Bridge Warrant.
     10.14  Option Agreement dated July 3, 1996 with Commco, L.L.C.
     10.15  Form of September Bridge Warrant.
     10.16  Form of CIBC Warrants.
     21     Subsidiaries of the Company.
     23     Consent of Independent Accountants.
     27     Financial Data Schedule.
     99     Risk Factors.


   (4)      Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 30TH DAY OF MARCH 1998.

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

          SIGNATURE                         TITLE                    DATE

  /s/ Henry C. Hirsch           Chairman, President, Chief      March 30, 1998
------------------------------  Executive Officer and Director
  HENRY C. HIRSCH

  /s/ Vernon L. Fotheringham    Vice Chairman and Director      March 30, 1998
------------------------------
  VERNON L. FOTHERINGHAM

  /s/ James Cook                Director                        March 30, 1998
------------------------------
  JAMES COOK

  /s/ Mark C. Demetree          Director                        March 30, 1998
------------------------------
  MARK C. DEMETREE

  /s/ Andrew I. Fillat          Director                        March 30, 1998
------------------------------
  ANDREW I. FILLAT

  /s/ James B. Murray, Jr.      Director                        March 30, 1998
------------------------------
  JAMES B. MURRAY, JR.

  /s/ Alan Z. Senter            Director                        March 30, 1998
------------------------------
  ALAN Z. SENTER

  /s/ Thomas A. Grina           Executive Vice President,       March 30, 1998
------------------------------  Chief Financial Officer
     THOMAS A. GRINA

                                 EXHIBIT INDEX

 EXHIBIT
    NO.                        TITLE                                                 PAGE
---------                      -----                                                 ----
  3.1       Amended and Restated Certificate of Incorporation.(11)
  3.2       Restated and Amended Bylaws of Registrant.(11)
  4.1       Specimen of Common Stock Certificate.(3)
  4.2       Indenture relating to the Company's 14% Senior Notes
              due 2007.(10)
  4.3       Specimen of Note (included in Exhibit 4.2).(10)
  4.4       Collateral Pledge and Security Agreement relating to the Notes.(10)
  4.5       Form of Warrant Agreement in connection with offering of Notes.(10)
  4.6       Specimen of Warrant Certificate in connection with offering of Notes of Notes (included in Exhibit 4.5).(10)
  4.7       Shareholders Rights Agreement.(12)
  4.8       Form of Rights Certificate.(12)
  9.1       Voting Trust Agreement dated November 5, 1996.(9)
  9.2       Form of Trustee Indemnification Agreement.(3)
  10.1      Employment Agreement between the Company and Vernon L. Fotheringham, dated December 16, 1995.(1)
  10.2      Amendment No. 1 dated October 17, 1997 to Employment Agreement between the Company and Vernon L. Fotheringham.(13)
  10.3        Employment Agreement between the Company and Thomas A. Grina dated
               April 26, 1996.(8)
  10.4      Employment Agreement between the Company and Henry C. Hirsch dated
               October 17, 1997.(13)
  10.5      Change of Control Agreement between the Company and Henry C. Hirsch dated October 17, 1997.(13)
  10.6      Form of Director Indemnification Agreement.(1)
  10.7      Company's Restated Equity Incentive Plan, as amended.
  10.8      Company's 1997 Equity Incentive Plan for Non-Employee Directors.
  10.9      Company's 1996 Non-Employee Directors Incentive Stock Option
               Plan.(1)
  10.10     Second Restated and Amended Registration Rights Agreement dated July
               3, 1996 with ART Licensing and the stockholders of each of ART
               Licensing and the Company.(2)
  10.11     Amendment No. 1 to Registration Rights Agreement dated as of October
               16, 1996.(9)
  10.12     Form of Indemnity Warrant.(1)
  10.13     Form of Subscription Agreement dated March 8, 1996, including Forms of Bridge Note and Bridge Warrant.(2)
  10.14     Option Agreement dated July 3, 1996 with Commco, L.L.C.(2)
  10.15     Form of September Bridge Warrant.(9)
  10.16     Form of CIBC Warrants.(7)
  21        Subsidiaries of the Company.(2)
  23        Consent of Independent Accountants.
  27        Financial Data Schedule.
  99        Risk Factors.

--------

(1) Previously filed with the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(2) Previously filed with Amendment 1 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(3) Previously filed with Amendment 2 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(4) Previously filed with Amendment 4 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(5) Previously filed with Amendment 6 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(6) Previously filed with Amendment 7 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(7) Previously filed with Amendment 8 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(8) Previously filed with the Company's Registration statement on Form S-1, filed May 15, 1996 (SEC Reg. No. 333-03735) and incorporated by reference herein.
(9) Previously filed with the Company's Registration Statement Form S-1, effective February 3, 1997 (SEC Reg. No. 333-19295) and incorporated by reference herein.
(10) Previously filed with Amendment 2 to the company's Registration Statement on Form S-1, effective February 3, 1997 (SEC Reg. No. 333-19295) and incorporated by reference herein.
(11) Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein.
(12) Previously filed with the Company's Registration Statement on Form 8-A, filed on July 10, 1997 (SEC Reg. No. 000-21091) and incorporated by reference herein.
(13) Previously filed with the Company's Quarterly Report on Form 10-Q, dated November 14, 1997. (SEC Reg. No. 000-21091) and incorporated by reference herein.