Form 10-K/A
period 1997-12-31
ADVANCED RADIO TELECOM CORP
filed 1998-04-30
CIK 1010286

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ______________________________

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ TO_________

FOR THE YEAR ENDED DECEMBER 31, 1997            COMMISSION FILE NUMBER 000-21091
                               ___________________

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

        TITLE OF EACH CLASS:                     COMMON STOCK ($.001 PAR VALUE)
       ----------------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] no [_] .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X] .

  The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $293 million on April 15, 1998, based on the closing sales price of the registrant's common stock ("Common Stock") as reported on the Nasdaq National Market as of such date.

  The number of shares outstanding of each of the registrant's classes of Common Stock as of April 15, 1998 was as follows:

     Common Stock, $.001 par value: 22,235,103

                      DOCUMENTS INCORPORATED BY REFERENCE

  None. Advanced Radio Telecom Corp. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 30, 1998, by adding the information required by Part III (Items 10, 11, 12 and
13).

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following five persons were the non-employee directors of the Company as of April 29, 1998:

     James C. Cook, 38, has been a director of the Company since 1996. He has been senior vice president of First Union Capital Partners, Inc., private equity investment affiliate of First Union Corporation, since 1995 and was as a vice president of First Union Capital Partners, Inc. from 1989 to 1995.

     Mark C. Demetree, 41, has been a director of the Company since 1995. He has been president of North American Salt Company since 1993 and was president of Trona Railway Company from 1991 to 1993. He also serves as a director of J.C. Nichols Company.

     Andrew I. Fillat, 50, has been a director of the Company since 1995. He has been managing director of Advent International Corporation, a global venture capital and private equity management firm since 1995 and was vice president of Advent from 1989 to 1995. He also serves as a director of Interlink Computer Sciences, Lightbridge, Inc. and Voxware, Inc.

     James B. Murray, 51, has been a director of the Company since 1997. He has been managing director of Columbia Capital Corporation since March 1989 and was president of Randolph Cellular Corp., a cellular communications company, from 1990 to 1993. He also serves as a director of Saville Systems PLC and The Columbia Group Incorporated.

     Alan Z. Senter, 56, has been a director of the Company since 1996. He has been chairman of Senter Associates, a financial advisory firm since 1996 and from 1993 to 1994 and was executive vice president and Chief Financial Officer of NYNEX Corporation from 1994 to 1996, executive vice president and Chief Financial Officer of GAF/ISP Corporation from 1992 to 1993. He also serves as a director or Exec Ltd. and InterVu Inc.

EXECUTIVE OFFICERS

     The information required by this item with respect to executive officers is included in Part 1 of this report under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to compensation paid to or accrued in each of the last three completed fiscal years, if applicable, on behalf of the Chief Executive Officer and each of the four other most highly paid executive officers of the Company who were serving as executive officers on December 31, 1997 and one other individual who would have been one of the four most highly paid executive officers of the Company but for the fact that he was not serving as an executive officer on December 31, 1997 (the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                   LONG TERM
                                                                  COMPENSATION
                                                                    AWARDS
                                                                ----------------
                                       ANNUAL COMPENSATION        SECURITIES
                                    --------------------------    UNDERLYING        ALL OTHER
                                    YEAR    SALARY      BONUS    OPTIONS(#)(1)     COMPENSATION
                                    ----  -----------  -------  ----------------  ---------------

Henry C. Hirsch (2)...............  1997  $ 54,168(3)  $54,167       800,000           $   113(4)
   Chairman, President and Chief    1996        __          __            __                __
   Executive Officer                1995        __          __            __                __

Vernon L. Fotheringham (5)........  1997  $274,992     $50,000            --           $    44(4)
   Vice Chairman                    1996  $250,000          --            --                --
                                    1995  $ 90,000          --            --                --

Thomas A. Grina...................  1997  $210,600          --       228,666           $    26(4)
  Executive Vice President and      1996  $122,190(3)       --       181,818           $25,000(6)
  Chief Financial Officer           1995        __          --            --                --

James D. Miller,..................  1997  $157,500          --        36,364           $   113(4)
  Senior Vice President             1996  $135,000(3)       --        36,364                --
  Sales and Marketing               1995        --          --        18,182                --

Richard A. Shields, Jr.(7)........  1997  $153,750          --        54,545           $    26(4)
  Senior Vice President             1996  $ 93,777(3)       --        14,545                --
  Technical Operations              1995        --          --            --                --

Thomas M. Walker..................  1997  $110,000          --        35,000           $    10(4)
  Vice President                    1996  $ 44,736(3)  $10,625         7,273           $ 2,943(6)
  General Counsel                   1995        --          --            --                --
-----------------------------

(1) On July 31, 1997, the Board of Directors canceled certain options granted under the Company's Restated Equity Incentive Plan (the "Equity Incentive Plan") and issued new options in lieu thereof with a lower exercise price of $7.875, the fair market value of the Common Stock on that date.
(2)  Mr. Hirsch joined the Company in November 1997.
(3)  Reflects compensation for a partial year.  See "--Employment Agreements."
(4)  Reflects payment of term life insurance premiums.

(5) Mr. Fotheringham resigned his position as Chairman, President and Chief Executive Officer and was elected vice chairman of the Company effective November 1997. He resigned his position as vice chairman in April 1998, and his employment with the Company will terminate in May 1998. Mr. Fotheringham will continue to serve as a director of the Company.
(6)  Reflects the reimbursement of moving expenses.
(7) Mr. Shields ceased being an executive officer of the Company in December 1997, and his employment with the Company terminated effective January 15, 1998.


OPTION GRANTS

  The following table sets forth certain information regarding stock option grants made to the Named Executive Officers during the fiscal year ended December 31, 1997. No grants were made during 1997 to Mr. Fotheringham.


                       OPTION GRANTS IN LAST FISCAL YEAR



                                                   INDIVIDUAL GRANTS
                               ----------------------------------------------------------
                                                                                              POTENTIAL REALIZATION VALUE
                               NUMBER OF     PERCENT OF                                        AT ASSUMED ANNUAL RATES OF
                               SECURITIES   TOTAL OPTIONS                                     STOCK PRICE APPRECIATION FOR
                               UNDERLYING    GRANTED TO                                              OPTION TERM (1)
                                OPTIONS      EMPLOYEES IN   EXERCISE PRICE     EXPIRATION     ----------------------------
                                GRANTED      FISCAL YEAR    PER SHARE (2)        DATE              5%             10%
                               -----------  -------------   --------------     ----------     -----------      -----------
Henry C. Hirsch                  600,000        31.9%          $8.875           10/17/02       $1,462,991      $3,295,000
                                 200,000        10.6%           12.50           10/17/02               --         342,550

Thomas A. Grina                   46,848         2.5%           7.125            8/21/02           92,221         203,783
                                 181,818         9.7%           7.875            7/30/02          395,584         874,138

James D. Miller                   36,364         1.9%           7.875            7/30/02           79,118         174,830

Richard A. Shields, Jr. (3)       54,545         2.9%           7.875            7/30/02          118,674         262,240

Thomas M. Walker                  35,000         1.9%           7.875            7/30/02           76,150         168,272

______________
(1) The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.
(2) On July 31, 1997, the Board of Directors canceled certain options granted under the Equity Incentive Plan and issued new options in lieu thereof with a lower exercise price of $7.875, the fair market value of the Common Stock on that date.
(3) In connection with the termination of Mr. Shields employment, 36,545 of these options terminated on January 15, 1998 and the remaining 18,000 will terminate on January 14, 2000.

AGGREGATE STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth the number and value as of December 31, 1997 of shares underlying unexercised options held by each of the Named Executive Officers. As of December 31, 1997, Mr. Fotheringham held no options, and no stock options had been exercised by any of the Named Executive Officers.

                         FISCAL YEAR-END OPTION VALUES

                                NUMBER OF SHARES
                             UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                   OPTIONS AT            IN-THE-MONEY-OPTIONS AT
                                 FISCAL YEAR END           FISCAL YEAR END(1)
                           --------------------------  --------------------------
NAME                       EXERCISABLE  UNEXERCISABLE  EXERCISABLE  UNEXERCISABLE
----                       -----------  -------------  -----------  -------------

Henry C. Hirsch                   --        800,000           --        $     0
Thomas A. Grina               45,455        183,211      $ 5,682        $58,037
James D. Miller               20,001         34,545      $38,852        $28,548
Richard A. Shields            13,636         40,908      $ 1,705        $ 5,114
Thomas M. Walker               8,750         26,250      $ 1,094        $ 3,281
--------------

(1) Based on the last sales price of the Company's Common Stock reported on the Nasdaq National Market on December 31, 1997 of $8.00 per share, less the exercise price payable upon exercise of such options.


DIRECTOR COMPENSATION

  Each director who is not a full-time employee of the Company or one of its subsidiaries receives $4,000 per year for services rendered as a director, $500 for each board meeting attended and $500 for each committee meeting attended ("Director Fees").

  Also, non-employee directors are eligible to participate in the 1997 Equity Incentive Plan for Non-Employee Directors (the "1997 Directors Plan"). Each eligible director received an initial grant of options to purchase 20,000 shares of Common Stock, and each newly elected non-employee director will receive a similar grant upon his or her first appointment or election to the Board of Directors. In addition, each non-employee director will be granted options to purchase 7,000 shares of Common Stock at each annual meeting at which such director is reelected or is continuing as a director. These options have an exercise price equal to the fair market value of the Common Stock on the date of the grant, expire five years after the date of grant, and become exercisable on the day before each of the first, second and third annual stockholders meeting following the date of grant. Also, each eligible director may elect annually in advance to receive Director Fees in the form of deferred grants of Common Stock, rather than cash, payable on the earlier of (i) the first business day of the third January following the date of grant, (ii) a change of control of the Company or (iii) the date the eligible director ceases to be a director of the Company.

EMPLOYMENT AGREEMENTS

  On October 17, 1997, the Company entered into an employment agreement with Henry C. Hirsch, providing for full-time employment as Chairman, President and Chief Executive Officer through December 31, 2000 at a salary at the annual rate of $325,000 for 1997 and 1998, $350,00 for 1999 and $400,000 for 2000. Under
the agreement, Mr. Hirsch is guaranteed an annual bonus of at least $54,167 for 1997, $325,000 for 1998 and $87,500 for 1999. The agreement further provides that Mr. Hirsch's annual targeted bonus for years other than 1997 and 1998 will be not less than 50% of his base salary, and that his maximum incentive bonus will be 100% of his base salary, pursuant to such bonus or incentive compensation plan as is available to executives of the Company generally or, if there is no such plan, as determined by the Board or Directors based on performance criteria set annually. Pursuant to the agreement, Mr. Hirsch was granted five-year stock options under the Equity Incentive Plan for an aggregate of 800,000 shares of Common Stock, of which 600,000 will be exercisable at $8.875 per share, the fair market value on the day of the grant, and 200,000 will be exercisable at $12.50 per share. The Company also granted Mr. Hirsch 100,000 shares of deferred stock deliverable on January 2, 2001. The Company also loaned Mr. Hirsch $887,500 to purchase 100,000 shares of Company Common Stock at $8.875 per share with interest at the minimum applicable federal rate, payable over five years and secured by the shares purchased. The Company has also agreed to pay Mr. Hirsch $300,000 for relocation expenses. The agreement precludes Mr. Hirsch from competing with the Company for two years after the cessation of his employment, or a period equal to the length of his employment up to two years, if he is terminated without cause. The agreement may be terminated at any time by either party and provides that, if the Company terminates Mr. Hirsch without cause, Mr. Hirsch's employment is terminated due to his disability or death, or Mr. Hirsch terminates his employment as a result of constructive termination, Mr. Hirsch will be entitled to continue to receive the full amount of his base salary and bonus (at the guaranteed amount for 1997 and 1998 and at the target amounts for 1999 and 2000) for the remainder of the agreement term or, if Mr. Hirsch is terminated after December 31, 1999, to be paid his base salary and target bonus in effect for 2000 for twelve months. Upon such termination, Mr. Hirsch will also be entitled to receive medical and term life insurance for the remainder of the employment term, but no less than twelve months and no more than eighteen months following termination. In addition, all options granted to Mr. Hirsch not yet vested will vest and remain exercisable for the lesser of one year or their original term.

  On October 17, 1997, the Company also entered into a Change of Control Agreement with Mr. Hirsch entitling him to certain benefits if his employment with the Company is terminated, other than for cause or his disability or death, or if he resigns for good reason within 24 months of any change of control of the Company. Upon such a termination, the agreement provides that: (i) the Company will pay Mr. Hirsch a cash payment equal to his annual base salary at the time of termination, to the extent not theretofore paid for the year, plus a prorated portion of his maximum incentive bonus for the year and any accrued and unpaid vacation pay; (ii) any stock, stock option or other awards granted to Mr. Hirsch by the Company will immediately vest and become exercisable in full and shall remain exercisable for the lesser of four years or their original term;
(iii) the Company will pay to Mr. Hirsch a cash payment equal to the greater of
(a) Mr. Hirsch's aggregate base salary plus maximum incentive compensation for the period from termination through December 31, 2000 and (b) two times his base salary rate at the date of termination plus either his maximum incentive compensation for the year in which termination occurs or his maximum incentive compensation in effect immediately prior to the change of control, whichever is higher; (iv) the Company will continue to insure Mr. Hirsch and his dependents in the Company's life and medical insurance plans for up to two years after termination; and (v) Mr. Hirsch will be entitled to return the 100,000 shares of Common Stock pledged to secure the promissory note described above in full satisfaction of the promissory note if the fair market value of the Common Stock is less than the amount due on the note.

  On August 21, 1997, the Company entered into a two-year employment agreement with Thomas A. Grina, providing for full-time employment as an executive officer at an annualized base salary of $210,000 for 1997, $235,000 for 1998 and $258,000 for 1999. Under the Agreement, Mr. Grina is eligible for an annual target incentive bonus of not less than 50% of his annual salary. The agreement precludes Mr. Grina from competing with the Company for one year after the cessation of his employment. The agreement may be terminated by either party and provides that, if Mr. Grina's employment is terminated by the Company other than for cause or by Mr. Grina as a result of constructive termination, Mr. Grina will be entitled to receive an amount equal to twelve months of his base salary and bonus in effect at his termination and continuation of benefits to which he would have otherwise been entitled for a period of twelve months from the date of such termination, and all options granted to Mr. Grina will vest and remain exercisable for three years.

  The Company's employment agreement with James D. Miller provides for full-time employment at an annual base salary of $150,000 and an annual bonus in designated amounts based upon the achievement of specified performance goals. The agreement has a term of three years expiring January, 1999 and precludes him from competing with the Company for one year after the cessation of employment. The employment agreement may be terminated at any time by the Company or Mr. Miller and provides that, if the Company terminates Mr. Miller's employment without cause or his employment is terminated due to his disability or death, Mr. Miller will receive the full amount of his base salary and any other benefits to which he would have otherwise been entitled for a period of six months from the date of such termination.

  The Company's employment agreement with Mr. Fotheringham provided for his full-time employment as vice chairman at an annualized base salary of $275,000 for 1997 and $300,000 for 1998. Under an October 1997 amendment to his employment agreement, Mr. Fotheringham received a guaranteed bonus of $50,000 for 1997. Mr. Fotheringham's resigned from his position with the Company in April 1998, and his employment with the Company will terminate in May 1998. He will continue to serve as a director of the Company. The agreement precludes Mr. Fotheringham from competing with the Company for one year after the cessation of his employment.

  The Company's employment agreement with Richard A. Shields provided for full-time employment at an annual base salary of $110,000 and an annual bonus in designated amounts based on the achievement of specified performance goals. The agreement precludes him from competing with the Company for one year after the cessation of employment. Mr. Shields' employment with the Company terminated effective January 15, 1998. Mr. Shields is entitled to salary and benefit continuation for three months from the date of termination. In connection with the termination, 36,545 of Mr. Shields' options terminated on January 15, 1998 and the remaining 18,000 will terminate on January 14, 2000.


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Demetree, Murray and Fotheringham served on the Compensation Committee during 1997. Mr. Fotheringham ceased to be a member of the Compensation Committee in January 1998. Mr. Fotheringham was an executive officer and employee of the Company until May 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of April 15, 1998 by (i) the Named Executive Officers, (ii) each director of the Company, (iii) all executive officers and directors of the Company as a group and (iv) each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock. Except as noted below, each of the persons listed has sole investment and voting power with respect to the shares indicated:

                                                  BENEFICIAL OWNERSHIP
                                                  ---------------------
     NAME                                           NUMBER     PERCENT
     ----                                         ---------   ---------

     Advent International Corporation (1)..       1,321,511      6.0%
     Columbia Capital Corporation (2)......       1,338,278      6.1%
     Commco, L.L.C. (3)....................       2,831,677     12.8%
     Landover Holdings Corporation (4).....       2,982,446     13.4%
     James C. Cook (5).....................          65,236        *
     Mark C. Demetree (6)..................         393,609      1.8%
     Andrew I. Fillat (7)..................           9,868        *
     Vernon L. Fotheringham................       1,039,187      4.7%
     Thomas A. Grina (8)...................          70,455        *
     Henry C. Hirsch.......................         100,000        *
     James D. Miller (9)...................          35,001        *
     James B. Murray, Jr. (10).............          69,190        *
     Alan Z. Senter (11)...................          16,303        *
     Richard A. Shields, Jr.(12)...........          13,636        *
     Thomas M. Walker(13)..................          16,250        *
     Laurence S. Zimmerman (4).............       2,982,446     13.4%
     All executive officers and directors
       as a group (14).....................       1,828,735      9.0%

-----------------------------
Unless otherwise indicated, the business address of each director and executive officer named above is c/o Advanced Radio Telecom Corp., 500 108th Avenue NE, Suite 2600, Bellevue, Washington 98004.

*Less than 1.0%.

(1) Includes 1,189,673 shares, 1,149 shares and 58,143 shares of Common Stock, and 69,107 shares, 58 shares and 3,381 shares of Common Stock issuable upon exercise of warrants, respectively, owned by Global Private Equity II, L.P., Advent International Investors II Limited Partnership and Advent Partners Limited Partnership (collectively, the "Advent Partnerships"), each a limited partnership whose general partner is controlled by Advent International Corporation ("Advent"). Mr. Fillat is an officer of Advent. The address of Advent and each of the Advent Partnerships is 101 Federal Street, Boston, Massachusetts 02110.
(2) Includes 62,173 shares of Common Stock issuable upon exercise of warrants owned by Columbia Capital Corporation ("Columbia Capital") and includes 357,166 shares, 116,826 shares and 802,113 shares owned by CCC Millimeter L.P. ("CCC Millimeter"), Columbia Millimeter Communications, L.P. ("Millimeter") and Columbia Capital, respectively. Columbia Capital, as the sole general partner of CCC Millimeter and Millimeter, has the power to vote and dispose of the Common Stock held by CCC Millimeter and Millimeter. Robert Blow, Mark J. Kington, David P. Mixer, James B. Murray and Mark R. Warner share investment control of the shares held by such entities and may be deemed to beneficially own such shares. Each of Messrs. Blow, Kington,

     Mixer, Murray and Warner disclaims beneficial ownership of the shares held by such entities, except to the extent of such individual's interest in such entities. The address of each of Columbia Capital, CCC Millimeter and Millimeter is 0 Court Square, P.O. Box 1465, Charlottesville, VA 22902.
(3) Includes 54,191 shares of Common Stock issuable upon exercise of warrants. The address of Commco, L.L.C. is 4513 Pin Oak Court, Sioux Falls, SD 57103.
(4) All of such securities are held in the Landover Voting Trust (as defined below). Includes 15,672 shares of Common Stock issuable upon exercise of warrants. Does not include 36,364 shares of Common Stock beneficially owned by the wife of and 36,364 shares of Common Stock beneficially owned by a family trust of Laurence S. Zimmerman, of which shares Landover Holdings Corporation ("LHC") and Mr. Zimmerman disclaim beneficial ownership. LHC is controlled by Mr. Zimmerman. LHC's address is 156 W. 56th Street, Suite 2000, New York, New York 10019. See "--Voting Trust Agreement."
(5) Includes 8,000 shares of Common Stock issuable upon exercise of warrants and 9,868 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 1998.
(6) Includes 9,868 shares of Common Stock beneficially issuable upon exercise of options exercisable within 60 days of April 15, 1998. Does not include 117,999 shares of Common Stock issuable upon exercise of warrants or 1,534,964 shares of Common Stock beneficially owned in each case by members of Mr. Demetree's family or a trust for their benefit, of which he disclaims beneficial ownership. Mr. Demetree's address is 3740 Beach Blvd., Suite 306, Jacksonville, FL 32207.
(7) Includes 9,868 shares of Common Stock issuable upon exercise of options exercisable within 60 days of January 12, 1998. Does not include shares of Common Stock and shares of Common Stock issuable upon exercise of warrants held by the Advent Partnerships, of which Mr. Fillat disclaims beneficial ownership, except for 2,495 shares of Common Stock and 32 shares issuable upon exercise of warrants.
(8) Includes 70,455 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 1998.
(9) Includes 35,001 shares of Common Stock issuable upon exercise of an option exercisable within 60 days of April 15, 1998.
(10) Includes 8,401 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 1998 Mr. Murray is a Managing Director of Columbia Capital Corporation. Excludes shares held by Columbia Capital, CCC Millimeter and Millimeter. See Footnote 2. Mr. Murray's address is c/o Columbia Capital Corporation, 0 Court Square, P.O. Box 1465, Charlottesville, VA 22902.
(11) Includes 16,301 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 1998.
(12) Includes 16,250 shares of Common Stock issuable upon conversion of stock options exercisable within 60 days of April 15, 1998.
(13) Includes 8,750 shares of Common Stock issuable upon conversion of stock options exercisable within 60 days of April 15, 1998.
(14) Includes 99,229 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 15, 1998. Does not include 2,894,046 shares of Common Stock held in the Landover Voting Trust by trustees, all of whom are directors of the Company and do not have beneficial ownership of such shares. See "--Voting Trust Agreement."


VOTING TRUST AGREEMENT

     Pursuant to a Voting Trust Agreement dated November 5, 1996, LHC and the wife of and a trust for the benefit of the family of Laurence S. Zimmerman deposited all of their shares of Common Stock in trust (the "Landover Voting Trust") with Messrs. Demetree, Fillat and Fotheringham as trustees with irrevocable instructions to vote such shares on all matters submitted to a vote of the stockholders of the Company in proportion to, or in certain cases, consistent with the majority of, the vote of other stockholders of the Company. The voting trust will expire on November 5, 2006, but is subject to early termination in the event of (i) a business combination in which the Company stockholders own less than 50%, and the Company directors constitute less than 50% of the Board of

Directors, of the combined entity and LHC owns less than 5% of the voting power of such entity, (ii) the death of Mr. Zimmerman or (iii) the sale by LHC of such shares to unaffiliated parties. The trustees of the trust will be indemnified by the Company. LHC retains the right to pledge or dispose of the Common Stock to third parties. Any such shares of Common Stock transferred to an affiliate of LHC will remain subject to the terms of the Landover Voting Trust. Any such shares of Common Stock transferred to parties not affiliated with LHC will be released from the Landover Voting Trust.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following information regarding certain transactions with directors, officers and holders of record or beneficially of more than five percent of the Company's Common Stock does not include information for any period during which such person or entity, as the case may be, was not an officer, director or five percent holder.

PURCHASE OF LICENSES FROM COLUMBIA CAPITAL CORPORATION

     In September of 1997, the Company entered into an agreement with Columbia Capital and one of its affiliates to acquire certain 38 GHz authorizations in exchange for 1,354,209 shares of Common Stock, with closing subject to FCC approval. Upon the occurrence of certain contingencies, the agreement may also require the Company to acquire additional 38 GHz authorizations in exchange for an additional 220,107 shares of Common Stock. The agreement provides the Company with a right of first offer with respect to any 38 GHz authorizations that may be granted to Columbia Capital in the future.

COMMCO OPTION

     In connection with the acquisition of certain 38 GHz licenses from CommcoCCC, Inc. ("CommcoCCC"), in 1996, the Company gave Commco, L.L.C., a stockholder of CommcoCCC, an option to acquire twelve 38 GHz FCC licenses in specified markets, in which the Company has more than one license. Such option was exercised in June 1997, with closing subject to FCC approval. The purchase price will be paid by a non-recourse note and will be determined based on the sales price of Common Stock on the day the option was exercised and the population covered by the twelve licenses. The Company has the right to be a reseller with respect to these licenses for a term of five years at market rates.

PIERSON & BURNETT TRANSACTIONS

     During the year ended December 31, 1997, the Company paid Pierson & Burnett, L.L.P., a law firm of which W. Theodore Pierson, Jr., an executive officer of the Company until March 1997, is a principal, approximately $666,695 for legal services.

LOAN TO HENRY C. HIRSCH

     Pursuant to his employment agreement, in November 1997, the Company loaned Mr. Hirsch, the Chairman of the Board of Directors and Chief Executive Officer of the Company, $887,500 to purchase 100,000 shares of Common Stock at $8.875 per share, the fair market value of the stock on the date of the loan. The loan bears interest at the minimum applicable federal rate, is payable over five years, and is secured by the shares purchased. As of April 28, 1998, all of the debt is outstanding.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 29TH DAY OF APRIL 1998.

                                    Advanced Radio Telecom Corp

                                    Thomas A. Grina

                                    By: /s/Thomas A. Grina
                                        ----------------------------
                                        EXECUTIVE VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

          SIGNATURE                         TITLE                    DATE

  /s/ Henry C. Hirsch           Chairman, President, Chief      April 29, 1998
------------------------------  Executive Officer and Director
  HENRY C. HIRSCH

  /s/ Vernon L. Fotheringham    Vice Chairman and Director      April 29, 1998
------------------------------
  VERNON L. FOTHERINGHAM

  /s/ James Cook                Director                        April 29, 1998
------------------------------
  JAMES COOK

  /s/ Mark C. Demetree          Director                        April 29, 1998
------------------------------
  MARK C. DEMETREE

  /s/ Andrew I. Fillat          Director                        April 29, 1998
------------------------------
  ANDREW I. FILLAT

  /s/ James B. Murray, Jr.      Director                        April 29, 1998
------------------------------
  JAMES B. MURRAY, JR.

  /s/ Alan Z. Senter            Director                        April 29, 1998
------------------------------
  ALAN Z. SENTER

  /s/ Thomas A. Grina           Executive Vice President,       April 29, 1998
------------------------------  Chief Financial Officer
  THOMAS A. GRINA