Form 10-Q
period 1998-03-31
ADVANCED RADIO TELECOM CORP
filed 1998-05-15
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to _____

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 22,237,843 shares of common stock, $.001 par value, at May 12, 1998.

PART 1 - FINANCIAL INFORMATION

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS


 ASSETS                                                                      March 31,      December 31,
                                                                               1998             1997
                                                                           -------------    ------------
                                                                            (unaudited)
Current assets:
 Cash and cash equivalents...............................................  $   2,891,767    $  7,135,427
 Short-term investments..................................................     10,226,162      18,210,220
 Pledged securities......................................................     18,539,273      18,517,640
 Restricted cash.........................................................      1,032,060       1,032,060
 Accounts receivable.....................................................        254,876         199,316
 Prepaid expenses and other current assets...............................         88,344         112,825
                                                                           -------------    ------------
    Total current assets.................................................     33,032,482      45,207,488

 Pledged securities......................................................     16,932,571      25,842,275
 Property and equipment, net.............................................     25,461,173      25,294,946
 FCC licenses, net.......................................................    131,841,729     131,210,102
 Deferred financing costs, net...........................................      4,466,044       4,502,330
 Other assets............................................................        503,295         502,608
                                                                           -------------    ------------
    Total assets.........................................................  $ 212,237,294    $232,559,749
                                                                           =============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable..................................................  $   2,258,098    $  3,067,984
 Accrued compensation and benefits.......................................      1,385,501       1,775,646
 Book overdraft..........................................................                      3,055,759
 Other accrued liabilities...............................................      2,423,104       3,109,631
 Accrued interest payable................................................      2,323,664       7,113,391
 Current portion of long-term debt.......................................        471,460       1,476,256
                                                                           -------------    ------------
    Total current liabilities............................................      8,861,827      19,598,667

Long-term debt, net of current portion...................................    106,966,329     106,823,103
Deferred income tax liability............................................     29,551,746      29,880,916
                                                                           -------------    ------------
    Total liabilities....................................................    145,379,902     156,302,686
                                                                           -------------    ------------
Commitments and contingencies

Stockholders' equity:
 Serial preferred stock, $.001 par value, 10,000,000 shares authorized, none issued and outstanding............................................
 Common stock, $.001 par value, 100,000,000 shares authorized,
  22,233,991 and 21,429,485 shares issued and outstanding................         22,234          21,429
 Additional paid-in capital..............................................    174,315,358     172,892,420
 Note receivable from stockholder........................................       (887,500)       (887,500)
 Accumulated deficit.....................................................   (106,592,700)    (95,769,286)
                                                                           -------------    ------------
    Total stockholders' equity...........................................     66,857,392      76,257,063
                                                                           -------------    ------------
       Total liabilities and stockholders' equity........................  $ 212,237,294    $232,559,749
                                                                           =============    ============

  The accompanying notes are an integral part of these financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                            Three months ended
                                                                  March 31,
                                                     --------------------------------
                                                          1998              1997
                                                     --------------    --------------
Service revenue...............................        $    236,557      $    142,135
Equipment sales and construction revenue......                               356,970
                                                      ------------      ------------
    Total revenue.............................             236,557           499,105
                                                      ------------      ------------

Costs and expenses:
    Technical and network operations..........           1,611,252         1,381,598
    Cost of equipment sales and construction..                               214,399
    Sales and marketing.......................           1,512,078         2,455,622
    General and administrative................           2,398,088         2,982,149
    Research and development..................             139,474            59,545
    Depreciation and amortization.............           1,428,968           953,974
                                                      ------------      ------------
      Total operating costs and expenses......           7,089,860         8,047,287
                                                      ------------      ------------
Loss from operations..........................          (6,853,303)       (7,548,182)
                                                      ------------      ------------
Interest and other:
  Interest expense............................           5,121,701         3,531,843
  Financing commitment expense................                             2,699,881
  Interest income.............................            (822,420)       (1,062,749)
                                                      ------------      ------------
    Loss before income taxes..................         (11,152,584)      (12,717,157)
                                                      ------------      ------------
Deferred income tax benefit...................             329,170           255,181
                                                      ------------      ------------
    Net loss..................................        $(10,823,414)     $(12,461,976)
                                                      ============      ============
Basic and diluted net loss per common share...             $( 0.50)           $(0.79)
                                                      ============      ============
Weighted average common shares................          21,736,800        15,826,087
                                                       ============       ============


  The accompanying notes are an integral part of these financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 1998


                                                                                NOTE
                                         COMMON STOCK          ADDITIONAL    RECEIVABLE
                                     ---------------------      PAID-IN         FROM         ACCUMULATED
                                       SHARES    PAR VALUE      CAPITAL      STOCKHOLDER       DEFICIT          TOTAL
                                     ----------  ---------  --------------  -------------  ---------------  -------------
Balance, December 31, 1997           21,429,485    $21,429   $172,892,420    $  (887,500)   $ (95,769,286)  $ 76,257,063

Common stock issued in exchange
  for certain FCC licenses               68,895         69      1,171,146                                      1,171,215

Common stock issued for note
  receivable from stockholder           100,000        100           (100)                                             0

Warrants exercised                      625,701        626         19,063                                         19,689

Options exercised                         9,910         10         52,585                                         52,595

Accrued stock option compensation                                 180,244                                        180,244

Net loss                                                                                      (10,823,414)   (10,823,414)
                                     ----------  ---------  --------------  -------------  ---------------  -------------

Balance, March 31, 1998              22,233,991    $22,234   $174,315,358      $(887,500)   $(106,592,700)  $ 66,857,392
                                     ==========  =========  =============   =============  ===============  =============


  The accompanying notes are an integral part of these financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                   ------------------------------
                                                                        1998            1997
                                                                   --------------  --------------
Cash flows from operating activities:
 Net loss........................................................   $(10,823,414)   $(12,461,976)
 Adjustment to reconcile net loss to net cash used in operating activities:
  Non-cash compensation expense..................................        180,244         449,313
  Depreciation and amortization..................................      1,428,968         953,974
  Non-cash interest expense......................................        424,474         558,879
  Financing commitment expense...................................                      2,699,881
  Deferred income tax benefit....................................       (329,170)       (255,181)
  Changes in operating assets and liabilities:
   Accrued interest payable......................................     (4,789,727)      2,779,005
   Accounts receivable...........................................        (55,560)        989,437
   Accrued interest on securities
    and investments..............................................       (457,208)       (515,604)
   Accounts payable and accrued liabilities......................     (1,067,188)     (2,644,961)
   Prepaid expenses and other current assets.....................         24,481         (16,478)
   Other assets..................................................           (686)       (126,284)
                                                                    ------------    ------------
   Net cash used in operating activities.........................    (15,464,786)     (7,589,995)
                                                                    ------------    ------------
Cash flows from investing activities:
 Capital expenditures for property and equipment.................     (1,828,134)     (8,795,560)
 Additions to FCC licenses.......................................       (294,950)     (5,371,478)
 Purchases of pledged securities.................................                    (51,778,066)
 Purchases of short-term investments.............................     (5,127,663)    (19,371,754)
 Proceeds from sale of short-term investments....................     13,277,000
 Proceeds from maturities of pledged securities..................      9,180,000
                                                                    ------------    ------------
   Net cash provided by (used in) investing activities...........     15,206,253     (85,316,858)
                                                                    ------------    ------------
Cash flows from financing activities:
 Book overdraft..................................................     (3,055,759)
 Proceeds from issuance of Senior Notes and warrants.............                    135,000,000
 Warrant issuance costs..........................................                     (1,002,109)
 Proceeds from option and warrant exercises......................         72,284
 Principal payments of long-term debt............................       (980,211)       (560,324)
 Additions to deferred financing costs...........................        (21,441)     (4,064,569)
                                                                    ------------    ------------
   Net cash (used in) provided by financing activities...........     (3,985,127)    129,372,998
                                                                    ------------    ------------
Net (decrease) increase in cash and cash equivalents.............     (4,243,660)     36,466,145

Cash and cash equivalents, beginning of period...................      7,135,427       1,974,407
                                                                    ------------    ------------
Cash and cash equivalents, end of period.........................   $  2,891,767    $ 38,440,552
                                                                    ============    ============

  The accompanying notes are an integral part of these financial statements.

ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES NOTES TO
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.  THE COMPANY AND BASIS OF PRESENTATION:

     Advanced Radio Telecom Corp. (collectively with its subsidiaries, "ART" or the "Company") intends to provide broadband data services to business customers
without fiber connectivity.   The Company is building a packet-switched
broadband data network.

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The financial statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of March 31, 1998, and the consolidated results of its operations and its cash flows for the three months ended March 31, 1998 and 1997.

     The Company will require significant additional capital to fund its operations and business plan. ART currently estimates that it will require in excess of $1 billion over the next five years for capital expenditures, working capital and funding of operating losses. The Company and Lucent Technologies, Inc. ("Lucent") have entered into a commitment letter (the "Lucent Commitment Letter") setting forth the anticipated terms and conditions under which Lucent will provide purchase money financing in an aggregate amount of up to $200 million initially which will be used to finance the purchase of the Company's data network from Lucent. The obligations of Lucent and the Company under the Lucent Commitment Letter are subject to various conditions, including execution of a definitive financing agreement, amendment and restatement of the interim network purchase agreement between the Company and Lucent, compliance with financial covenants, raising $100 million of certain additional capital, completion of due diligence and the absence of any material adverse change in the Company. There can be no assurance that the financing contemplated by the Lucent Commitment Letter will be consummated.

     The Company expects to seek substantial capital in 1998, including financing to satisfy the additional capital requirements under the Lucent Commitment Letter. If the Company is unable to obtain such additional financing, the Company's capital was sufficient at March 31, 1998 to fund its operations at levels at that date through the end of 1998 and to meet its capital commitments at that date through the end of the year. However, without additional capital, the Company will not be able to implement its business plan. There can be no assurance that the Company will be able to obtain any financing when required, or, if available, that the Company will be able to obtain it on acceptable terms. If the Company fails to obtain additional financing when required, such failure could result in the modification, delay or abandonment of some or all of the Company's development and expansion plans and could materially adversely affect the Company.

     Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997, audited consolidated financial statements and notes thereto contained in the 1997 Form 10-K on file with the Securities and Exchange Commission.

PROPERTY AND EQUIPMENT

     As of March 31, 1998, approximately $6.8 million out of a total of $22.7 million of wireless transmission equipment had been placed in service.

FCC LICENSES

     During 1997, the Company entered into an agreement with DCT Communications, Inc. to acquire 49 38 GHz licenses for 3,124,875 shares of the Company's common stock, subject to adjustment based upon, among other things, the trading price of the Company's common stock at closing. During 1997, the Company also entered into an agreement to acquire from Columbia Capital Corporation and one of its affiliates 23 38 GHz licenses for 1,335,750 shares of common stock, subject to increase by up to 238,566 shares if certain additional licenses are delivered. Each of these agreements are subject to various closing conditions, including without limitation, FCC approval.

     During 1998, the Company exercised a right of first refusal to acquire certain licenses in southern California, including Los Angeles, for a purchase price of $4.3 million in cash. The acquisition is subject to a definitive agreement, which will include various conditions to closing including FCC approval.

     In March 1998, the Company acquired a certain 38 GHz license in exchange
for 68,895 shares of common stock.   The total acquisition cost was
approximately $1.2 million, which consisted of the aggregate market value of the shares issued and direct costs.

SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental disclosure of cash flow information is summarized below for the three months ended March 31:

                                                                     1998               1997
                                                                  ----------         ------------
 Non-cash financing and investing activities:
  Issuance of shares for licenses......................           $1,171,215          $87,500,000
  Value ascribed to warrants...........................                                29,707,509
  Additions to property & equipment....................                                   829,217

  Interest paid........................................           $9,481,546              176,800


   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

OVERVIEW

     From its inception in 1993 to the fourth quarter of 1996, the Company primarily focused on acquiring licenses, hiring management and other key personnel, raising capital, acquiring equipment and roof rights and developing its operating and support systems and infrastructure. In the fourth quarter of 1996, the Company started commercial operations primarily selling connectivity to various telecommunications companies as a wholesale carriers' carrier. Recognizing the opportunity in the data services market, the Company altered its strategy in the first quarter of 1998 to sell a variety of broadband data services to end user customers and to deploy a broadband data network. Accordingly, the results of the Company in 1997 reflect a business no longer being pursued by the Company.

RESULTS OF OPERATIONS

     Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Revenue for the three months ended March 31, 1998, was $236,557 compared to $499,105 for the same period in 1997. The revenue for the first three months of 1997 included $356,970 of non-recurring equipment sales and construction revenue associated with radio links installed for a third party. The Company does not expect to routinely sell equipment and install radio links for third parties in the future.

     Operating costs and expenses were approximately $7.1 million for the three months ended March 31, 1998, compared to approximately $8.0 million in 1997. Cost of equipment sales and construction of $214,399 incurred in the 1997 period relates to non-recurring revenue. The Company initiated certain restructuring activities in the third and fourth quarters of 1997 intended to align the Company's organization more closely with its current marketing and business development plans and to conserve capital resources. While such restructuring reduced expenses in the short term, in future periods the Company expects increases in cash expenses for network operations and sales and marketing as the Company implements its business plan. Depreciation and amortization was approximately $1.4 million for the three months ended March 31, 1998, compared to approximately $1.0 million in 1997. The increase was primarily due to amortization of FCC licenses. Excluding these non-cash and non-recurring items, operating costs and expenses for the three months ended March 31, 1998 were approximately $5.7 million compared to approximately $6.8 million in 1997.

     Net interest and other expenses were approximately $4.3 million for the three months ended March 31, 1998 compared to approximately $5.2 million in 1997. Included in net interest and other expenses for 1997 was approximately $2.7 million related to a financing commitment which was terminated in 1997 upon the sale of the Company's 14% Senior Notes due 2007 (the "Senior Notes"). The issuance of the Senior Notes in February 1997 will continue to cause interest expense to increase in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     To date, funding for the Company's acquisitions, capital expenditures and net operating losses has been provided from private placements of equity and bridge financings in 1994 through 1996, the Company's initial public offering in November 1996 and the Company's public offering of units consisting of its Senior Notes and warrants in February 1997. Approximately $51 million of the approximately $130 million net proceeds from the sale of the Senior Notes was used to purchase a portfolio of U.S. Treasury securities that will provide for interest payments on the Senior Notes through February 2000. Because the Senior Notes have "significant original issue discount" for tax purposes, the Company is not able to deduct the interest expense related to the accretion of this original issue discount for tax purposes.

     As of March 31, 1998, the Company had outstanding capital commitments of approximately $1.0. During the three months ended March 31, 1997, the Company issued 68,895 shares of common stock to acquire certain FCC licenses. In addition, the Company has entered into agreements to acquire certain additional FCC licenses, including agreements to acquire licenses in exchange for 1.34 million shares of common stock, and shares of common stock valued at approximately $28 million at the time of closing, and has exercised a right of first refusal to acquire additional licenses for $4.3 million in cash. The Company may continue to acquire additional licenses in exchange for common stock.

     The Company will require significant additional capital to fund its operations and business plan. ART currently estimates that it will require in excess of $1 billion over the next five years for capital expenditures, working capital and funding of operating losses. The Company and Lucent Technologies, Inc. ("Lucent") have entered into a commitment letter (the "Lucent Commitment Letter") setting forth the anticipated terms and conditions under which Lucent will provide purchase money financing in an aggregate amount of up to $200 million initially, which will be used to finance the purchase of the Company's data network from Lucent. The obligations of Lucent and the Company under the Lucent Commitment Letter are subject to various conditions, including execution of a definitive financing agreement, amendment and restatement of the interim network purchase agreement between the Company and Lucent, compliance with financial covenants, raising $100 million of certain additional capital, completion of due diligence and the absence of any material adverse change in the Company. There can be no assurance that the financing contemplated by the Lucent Commitment Letter will be consummated.

     The Company expects to seek substantial capital in 1998, including financing to satisfy the additional capital requirements under the Lucent Commitment Letter. If the Company is unable to obtain such additional financing, the Company's capital was sufficient at March 31, 1998 to fund its operations at levels at that date through the end of 1998 and to meet its capital commitments at that date through the end of the year. However, without additional capital, the Company will not be able to implement its business plan. There can be no assurance that the Company will be able to obtain any financing when required, or, if available, that the Company will be able to obtain it on acceptable terms. If the Company fails to obtain additional financing when required, such failure could result in the modification, delay or abandonment of some or all of the Company's development and expansion plans and could materially adversely affect the Company.

     ART's actual capital requirements will be affected, possibly materially, by various factors including the speed of the Company's build-out, the cost and amount of equipment acquired, the number of markets served and the penetration of those markets, customer acceptance and demand and the prices charged for
services, competition and technological change.   The Company expects to be able
to adjust its capital requirements in part in response to customer demand by changing the rate at which it adds new markets and builds out existing markets.


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

CAUTIONARY STATEMENT

     This Item and other Items in this Report include "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such statements made by the Company are not guarantees of future performance and that known and unknown risks, uncertainties, and other factors including those risk factors identified in Exhibit 99 to the Company's Report on Form 10-K for the year ended December 31, 1997 may cause actual results to differ materially from those in the forward-looking statements. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

PART II -- OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Securityholders.

The Company held a Special Meeting of Stockholders on February 19, 1998 to consider proposals (i) to approve certain amendments (the "Amendments") to the Company's Restated Equity Incentive Plan and (ii) to approve the 1997 Equity Incentive Plan for Non-Employee Directors (the "Directors Plan"). Following is a tabulation of votes for each proposal:

     a.   Approval of Amendments:

          FOR:  10,718,399   AGAINST:  102,522     ABSTAIN:  569,126

     b.   Approval of Directors Plan:

          FOR:  9,923,651    AGAINST:  906,071     ABSTAIN:  560,325


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
             10.1 Employment Agreement between William J. Maxwell and the
                  Company.
             10.2 Change of Control Agreement between William J. Maxwell and the
                  Company.
             10.3 Employment Agreement between G. Ron Olexa and the Company
             10.4 Change of Control Agreement between G. Ron Olexa and the
                  Company.
             10.5 Agreement and Plan of Merger among the Company, DCT
                  Acquisition, Inc., DCT Communications, Inc. and shareholders of DCT Communications, Inc.
             27   Financial Data Schedule.

     (b)  Reports on Form 8-K:
             The Company filed a Form 8-K on March 5, 1998 reporting the Company's new strategy under Item 5 of Form 8-K.

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

                              ADVANCED RADIO TELECOM CORP.

                              By: /s/ Thomas A. Grina
                              --------------------------------
                              Thomas A. Grina
                              Executive Vice President
                              and Chief Financial Officer

                              (Duly Authorized Officer and
                              Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
 Index                        Title                                         Page
-------                       -----                                         ----

10.1      Employment Agreement between William J. Maxwell and the Company.

10.2      Change of Control Agreement between William J. Maxwell and the
          Company.

10.3      Employment Agreement between G. Ron Olexa and the Company

10.4      Change of Control Agreement between G. Ron Olexa and the Company.

10.5 Agreement and Plan of Merger among the Company, DCT Acquisition, Inc., DCT Communications, Inc. and shareholders of DCT
          Communications, Inc.

27        Financial Data Schedule.