Form 10-K/A
period 1997-12-31
ADVANCED RADIO TELECOM CORP
filed 1998-05-22
CIK 1010286

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                         ______________________________

                                  FORM 10-K/A
                               (AMENDMENT NO. 2)

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

         500 108TH AVENUE NE
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

TITLE OF EACH CLASS:                              COMMON STOCK ($.001 PAR VALUE)
-------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the securities exchange act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_] .

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation s-k is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

  The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $324 million on May 1, 1998, Based on the closing sales price of the registrant's common stock ("Common Stock") as reported on the NASDAQ National Market as of such date.

  The number of shares outstanding of each of the registrant's classes of Common Stock as of May 1, 1998 was as follows:

  Common Stock, $.001 par value: 22,237,843

                      DOCUMENTS INCORPORATED BY REFERENCE

  None. Advanced Radio Telecom Corp. ("ART" or the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission on March 30, 1998, by amending and restating certain information required by 11 and 12 and Exhibit 99.

                          Exhibit Index is on page 11
================================================================================

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

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                                      -----------------------
                                           ANNUAL COMPENSATION        RESTRICTED   SECURITIES
                                    ---------------------------------   STOCK     UNDERLYING       ALL OTHER
                                     YEAR      SALARY        BONUS     AWARDS   OPTIONS(#)(1)    COMPENSATION
                                    ------  -------------  ----------  -------  --------------  ---------------

Henry C. Hirsch (2)...............    1997    $ 54,168(3)     $54,167  100,000     800,000          $300,113(4)
   Chairman, President and Chief      1996          __             __       __          __                __
   Executive Officer                  1995          __             __       __          __                __

Vernon L. Fotheringham (5)........    1997    $274,992        $50,000       __          __          $     44(6)
   Vice Chairman                      1996    $250,000             __       __          __                __
                                      1995    $ 90,000             __       __          __                __
Thomas A. Grina...................    1997    $210,600             __       __     228,666          $     26(6)
  Executive Vice President and        1996    $122,190(3)          __       __     181,818          $ 25,000(7)
  Chief Financial Officer             1995          __             __       __          __                __


James D. Miller,..................    1997    $157,500             __       __      36,364          $    113(6)
  Senior Vice President               1996    $135,000(3)          __       __      36,364                __
  Sales and Marketing                 1995          __             __       __      18,182                __

Richard A. Shields, Jr.(8)........    1997    $153,750             __       __      54,545          $     26(6)
  Senior Vice President               1996    $ 93,777(3)          __       __      14,545                __
  Technical Operations                1995          __             __       __          __                __

Thomas M. Walker..................    1997    $120,625             __       __      35,000          $     10(6)
  Vice President                      1996    $ 49,482(3)     $10,625       __       7,272          $  2,943(7)
  General Counsel                     1995          __             __       __          __                __

-----------------------------

(1) On July 31, 1997, the Board of Directors canceled certain options granted under the Company's Restated Equity Incentive Plan (the "Equity Incentive Plan") and issued new options in lieu thereof with a lower exercise price of $7.875, the fair market value of the Common Stock on that date.
(2) Mr. Hirsch joined the Company in November 1997.
(3) Reflects compensation for a partial year.  See "--Employment Agreements."
(4) Reflects payment of term life insurance premiums and moving expenses.
(5) Mr. Fotheringham resigned his position as Chairman, President and Chief Executive Officer and was elected Vice Chairman of the Company effective November 1997. He resigned his position as Vice Chairman of the Company effective May 1998. Mr. Fotheringham will continue to serve as a director of the Company.
(6) Reflects payment of term life insurance premiums.
(7) Reflects the reimbursement of moving expenses.
(8) Mr. Shields ceased being an executive officer of the Company in December 1997, and his employment with the Company terminated effective January 15, 1998.

OPTION GRANTS

     The following table sets forth certain information regarding stock option grants made to the Named Executive Officers during the fiscal year ended December 31, 1997. No grants were made during 1997 to Mr. Fotheringham.

                       OPTION GRANTS IN LAST FISCAL YEAR
                             INDIVIDUAL GRANTS (1)
                       ----------------------------------

                                                                                            POTENTIAL REALIZATION VALUE AT
                              NUMBER OF     PERCENT OF                                          ASSUMED ANNUAL RATES OF
                             SECURITIES   TOTAL OPTIONS                                      STOCK PRICE APPRECIATION FOR
                             UNDERLYING     GRANTED TO                                             OPTION TERM (2)
                               OPTIONS     EMPLOYEES IN   EXERCISE PRICE   EXPIRATION       --------------------------------
                               GRANTED     FISCAL YEAR    PER SHARE          DATE                 5%               10%
                              --------    -------------    ------           --------        --------------  ----------------


Henry C. Hirsch                  600,000      25.9%       $8.875           10/17/02            $1,471,199       $3,250,966
                                 200,000       8.6%        12.50           10/17/02                     0          358,655
Thomas A. Grina                   46,848       2.0%        7.125            8/21/02                92,221          203,783
                                 181,818       7.8%        7.875            7/30/02               395,585          874,138
James D. Miller                   36,364       1.6%        7.875            7/30/02                79,118          174,830
Richard A. Shields, Jr. (3)       54,545       2.4%        7.875            7/30/02               118,675          262,240
Thomas M. Walker                  35,000       1.5%        7.875            7/30/02                76,150          168,272

---------------
(1) On July 31, 1997, the Board of Directors canceled certain options granted under the Equity Incentive Plan and issued new options in lieu thereof with a lower exercise price of $7.875, the fair market value of the Common Stock on that date.
(2) The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.
(3) In connection with the termination of Mr. Shields employment, 36,545 of these options terminated on January 15, 1998 and the remaining 18,000 will remain exercisable until January 14, 2000.

AGGREGATE STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth the number and value as of December 31, 1997 of shares underlying unexercised options held by each of the Named Executive Officers. As of December 31, 1997, Mr. Fotheringham held no options, and no stock options had been exercised by any of the Named Executive Officers.

                         FISCAL YEAR-END OPTION VALUES

                         NUMBER OF SHARES
                      UNDERLYING UNEXERCISED              VALUE OF UNEXERCISED
                            OPTIONS AT                  IN-THE-MONEY-OPTIONS AT
                         FISCAL YEAR END                   FISCAL YEAR END(1)
                    ---------------------------        --------------------------
NAME                EXERCISABLE   UNEXERCISABLE        EXERCISABLE  UNEXERCISABLE
----                -----------   -------------        -----------  -------------

Henry C. Hirsch            --        800,000                    --        $     0
Thomas A. Grina        45,455        183,211               $ 5,682        $58,037
James D. Miller        20,001         34,545               $38,852        $28,548
Richard A. Shields     13,636         40,908               $ 1,705        $ 5,114
Thomas M. Walker        8,750         26,250               $ 1,094        $ 3,281

----------------
(1) Based on the last sales price of the Company's Common Stock reported on the Nasdaq National Market on December 31,1997 of $8.00 per share, less the exercise price payable upon exercise of such options.


DIRECTOR COMPENSATION

     Each director who is not a full-time employee of the Company or one of its subsidiaries receives $4,000 per year for services rendered as a director, $500 for each board meeting attended and $500 for each committee meeting attended ("Director Fees").

     Also, non-employee directors are eligible to participate in the 1997 Equity Incentive Plan for Non-Employee Directors (the "1997 Directors Plan"). The 1997 Directors Plan provides for automatic and discretionary grants of stock options to directors who are not employees of the Company or one of its subsidiaries and gives non-employee directors the ability to elect to receive Common Stock in lieu of their Director Fees.

     Under the 1997 Directors Plan, each eligible director received an initial grant of options to purchase 20,000 shares of Common Stock, and each newly elected non-employee director will receive a similar grant upon his or her first
appointment or election to the Board of Directors.   In addition, each non-
employee director will be granted options to purchase 7,000 shares of Common Stock at each annual meeting at which such director is reelected or is continuing as a director. These options have an exercise price equal to the fair market value of the Common Stock on the date of the grant, expire five years after the date of grant, and become exercisable on the day before each of the first, second and third annual stockholders meeting following the date of grant.

     The 1997 Directors Plan also allows each eligible director to elect annually in advance to receive Director Fees in the form of deferred grants of Common Stock, rather than cash, payable on the earlier of (i) the first business day of the third January following the date of grant, (ii) a change of control of the Company or (iii) the date the eligible director ceases to be a director of the Company.

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

     On August 21, 1997, the Company entered into a two-year employment agreement with Thomas A. Grina, providing for full-time employment as executive vice president and Chief Operating Officer at an annualized base salary of $210,000 for 1997, $235,000 for 1998 and $258,000 for 1999. Under the Agreement,
Mr. Grina is eligible for an annual target incentive bonus of not less than 50% of his annual salary. The agreement precludes Mr. Grina from competing with the Company for one year after the cessation of his employment. The agreement may be terminated by either party and provides that, if Mr. Grina's employment is terminated by the Company other than for cause or by

Mr. Grina as a result of constructive termination, Mr. Grina will be entitled to receive an amount equal to twelve months of his base salary and bonus in effect at his termination and continuation of benefits to which he would have otherwise been entitled for a period of twelve months from the date of such termination, and all options granted to Mr. Grina will vest and remain exercisable for three years.

     The Company's employment agreement with Mr. Fotheringham provided for his full-time employment as Vice Chairman at an annualized base salary of $275,000 for 1997 and $300,000 for 1998. Under an October 1997 amendment to his employment agreement, Mr. Fotheringham received a guaranteed bonus of $50,000 for 1997. Mr. Fotheringham resigned his position with the Company in April 1998, and his employment with the Company will terminate in May 1998. He will continue to serve as a director of the Company. The agreement precludes Mr. Fotheringham from competing with the Company for one year after the cessation of his employment.

     The Company's employment agreement with James D. Miller provides for full-time employment at an annual base salary of $150,000 and an annual bonus in designated amounts based upon the achievement of specified performance goals. The agreement has a term of three years expiring January 1999 and precludes him from competing with the Company for one year after the cessation of employment. The employment agreement may be terminated at any time by the Company or Mr. Miller and provides that, if the Company terminates Mr. Miller's employment without cause or his employment is terminated due to his disability or death, Mr. Miller will receive the full amount of his base salary and any other benefits to which he would have otherwise been entitled for a period of six months from the date of such termination.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of May 1, 1998 by (i) the Named Executive Officers, (ii) each director of the Company, (iii) all executive officers and directors of the Company as a group and (iv) each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock. Except as noted below, each of the persons listed has sole investment and voting power with respect to the shares indicated:


                                             BENEFICIAL OWNERSHIP
                                             --------------------
     NAME                                     NUMBER    PERCENT
     ----                                    ---------  --------

     Advent International Corporation (1)..  1,321,511      5.9%
     Columbia Capital Corporation (2)......  1,338,278      6.0%
     Commco, L.L.C. (3)....................  2,831,677     12.7%
     Landover Holdings Corporation (4).....  2,966,774     13.3%
     James C. Cook (5).....................     58,569        *
     Mark C. Demetree (6)..................    386,942      1.7%
     Andrew I. Fillat (7)..................      5,728        *
     Vernon L. Fotheringham................    974,870      4.4%
     Thomas A. Grina (8)...................     70,455        *
     Henry C. Hirsch.......................    100,000        *
     James D. Miller (9)...................     35,001        *
     James B. Murray, Jr. (10).............    227,643        *
     Alan Z. Senter (11)...................      7,151        *
     Richard A. Shields, Jr.(12)...........     13,636        *
     Thomas M. Walker(13)..................     16,350        *
     WinStar Communications, Inc.(14)......  3,313,864     14.9%
     Laurence S. Zimmerman (4).............  2,966,774     13.3%
     All executive officers and directors
       as a group (15).....................  1,896,345      8.5%

-----------------------------
Unless otherwise indicated, the business address of each director and executive officer named above is c/o Advanced Radio Telecom Corp., 500 108th Avenue NE, Suite 2600, Bellevue, Washington 98004.

*Less than 1.0%.

(1) Includes 1,189,673 shares, 1,149 shares and 58,143 shares of Common Stock, and 69,107 shares, 58 shares and 3,381 shares of Common Stock issuable upon exercise of warrants, respectively, owned by Global Private Equity II, L.P., Advent International Investors II Limited Partnership and Advent Partners Limited Partnership (collectively, the "Advent Partnerships"), each a limited partnership whose general partner is controlled by Advent International Corporation ("Advent"). Mr. Fillat is an officer of Advent. The address of Advent and each of the Advent Partnerships is 101 Federal Street, Boston, Massachusetts 02110.
(2) Includes 62,173 shares of Common Stock issuable upon exercise of warrants owned by Columbia Capital Corporation ("Columbia Capital") and 357,166 shares, 116,826 shares and 802,113 shares owned by CCC Millimeter L.P. ("CCC Millimeter"), Columbia Millimeter Communications, L.P. ("Millimeter") and Columbia Capital, respectively. Columbia Capital, as the sole general partner of CCC Millimeter and Millimeter, has the power to vote and dispose of the Common Stock held by CCC Millimeter and Millimeter. Robert Blow, Mark J. Kington, David P. Mixer, James B. Murray and Mark R. Warner share investment control of the shares held by such entities and may be deemed to beneficially own such shares. Each of Messrs. Blow, Kington, Mixer, Murray and Warner disclaims beneficial ownership of the shares held by such entities, except to the extent of such individual's interest in such entities. The address of each of Columbia Capital, CCC Millimeter and Millimeter is 0 Court Square, P.O. Box 1465, Charlottesville, VA 22902.
(3) Includes 54,191 shares of Common Stock issuable upon exercise of warrants. The address of Commco, L.L.C. is 4513 Pin Oak Court, Sioux Falls, SD 57103.
(4) All of such securities are held in the Landover Voting Trust (as defined below). Does not include 36,364 shares of Common Stock beneficially owned by the wife of and 36,364 shares of Common Stock beneficially owned by a family trust of Laurence S. Zimmerman, of which shares Landover Holdings Corporation ("LHC") and Mr. Zimmerman disclaim beneficial ownership. LHC is controlled by Mr. Zimmerman. See "--Voting Trust Agreement." On April 24, 1998 LHC entered into an agreement with WinStar Communications, Inc. ("WinStar") and certain of its subsidiaries pursuant to which LHC agreed to sell 2,758,864 shares of Common Stock to WinStar. The consummation of this transaction is subject to the fulfillment or waiver of certain conditions. LHC's address is 156 W. 56th Street, Suite 2000, New York, New York 10019.
(5) Includes 8,000 shares of Common Stock issuable upon exercise of warrants and 3,201 shares of Common Stock issuable upon exercise of options exercisable within 60 days of May 1, 1998.
(6) Includes 3,201 shares of Common Stock issuable upon exercise of options exercisable within 60 days of May 1, 1998. Does not include 117,999 shares of Common Stock issuable upon exercise of warrants or 1,534,964 shares of Common Stock beneficially owned in each case by members of Mr. Demetree's family or a trust for their benefit, of which he disclaims beneficial ownership. Mr. Demetree's address is 3740 Beach Blvd., Suite 306, Jacksonville, FL 32207.
(7) Includes 3,201 shares of Common Stock issuable upon exercise of options exercisable within 60 days of May 1, 1998. Does not include shares of Common Stock and shares of Common Stock issuable upon exercise of warrants held by the Advent Partnerships, of which Mr. Fillat disclaims beneficial ownership, except for 2,495 shares of Common Stock and 32 shares issuable upon exercise of warrants.
(8) Includes 70,455 shares of Common Stock issuable upon exercise of options exercisable within 60 days of May 1, 1998.
(9) Includes 35,001 shares of Common Stock issuable upon exercise of an option exercisable within 60 days of May 1, 1998.
(10) Includes 1,734 shares of Common Stock issuable upon exercise of options exercisable within 60 days of May 1, 1998 Mr. Murray is a Managing Director of Columbia Capital Corporation. Excludes shares held by Columbia Capital, CCC Millimeter and Millimeter. See Footnote 2. Mr. Murray's address is c/o Columbia Capital Corporation, 0 Court Square, P.O. Box 1465, Charlottesville, VA 22902.
(11) Includes 7,151 shares of Common Stock issuable upon exercise of options exercisable within 60 days of May 1, 1998.
(12) Includes 13,636 shares of Common Stock issuable upon conversion of stock options exercisable within 60 days of May 1, 1998.
(13) Includes 16,250 shares of Common Stock issuable upon conversion of stock options exercisable within 60 days of May 1, 1998.
(14) On April 24, 1998 WinStar and certain subsidiaries entered into an agreement with LHC pursuant to which WinStar agreed to purchase 2,758,864 shares of Common Stock from LHC. Also on April 24, 1998, WinStar entered into an agreement with another shareholder of the Company pursuant to which WinStar agreed to purchase an additional 555,000 shares of Common Stock. The consummation of these transactions is subject to the fulfillment or waiver of certain conditions. WinStar's address is 230 Park Ave. Suite 2700, New York, NY 10169.
(15) Includes 153,830 shares of Common Stock issuable upon exercise of options and 10,527 shares of Common Stock issuable upon exercise of warrants exercisable within 60 days of May 1, 1998. Does not include 2,966,774 shares of Common Stock held in the Landover Voting Trust by trustees, all of whom are directors of the Company and do not have beneficial ownership of such shares. See "--Voting Trust Agreement."


VOTING TRUST AGREEMENT

     Pursuant to a Voting Trust Agreement dated November 5, 1996, LHC and the wife of and a trust for the benefit of the family of Laurence S. Zimmerman deposited all of their shares of Common Stock in trust (the "Landover Voting Trust") with Messrs. Demetree, Fillat and Fotheringham as trustees with irrevocable instructions to vote such shares on all matters submitted to a vote of the stockholders of the Company in proportion to, or in certain cases, consistent with the majority of, the vote of other stockholders of the Company. The voting trust will expire on November 5, 2006, but is subject to early termination in the event of (i) a business combination in which the Company stockholders own less than 50%, and the Company directors constitute less than 50% of the Board of Directors, of the combined entity and LHC owns less than 5% of the voting power of such entity, (ii) the death of Mr. Zimmerman or (iii) the sale by LHC of such shares to unaffiliated parties. The trustees of the trust will be indemnified by the Company. LHC retains the right to pledge or dispose of the Common Stock to third parties. Any such shares of Common Stock transferred to an affiliate of LHC will remain subject to the terms of the Landover Voting Trust. Any such shares of Common Stock transferred to parties not affiliated with LHC will be released from the Landover Voting Trust. LHC has agreed to sell 2,758,864 shares of Common Stock to WinStar, and LHC and the beneficiaries under the Landover Voting Trust have agreed to sell the remaining shares and warrants to other parties, whereupon the Landover Voting Trust will terminate.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 20TH DAY OF MAY 1998.

                                    Advanced Radio Telecom Corp.

                                    Thomas A. Grina

                                    By: /s/ Thomas A. Grina
                                        --------------------
                                        EXECUTIVE VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER

                                 EXHIBIT INDEX




EXHIBIT NO.                                 TITLE                                                      PAGE
-----------                                 -----                                                      ----
  3.1                  Amended and Restated Certificate of Incorporation.(11)
  3.2                  Restated and Amended Bylaws of Registrant.(11)
  4.1                  Specimen of Common Stock Certificate.(3)
  4.2                  Indenture relating to the Company's 14% Senior Notes
                         due 2007.(10)
  4.3                  Specimen of Note (included in Exhibit 4.2).(10)
  4.4                  Collateral Pledge and Security Agreement relating to the Notes.(10)
  4.5                  Form of Warrant Agreement in connection with offering of Notes.(10)
  4.6                  Specimen of Warrant Certificate in connection with offering of Notes of Notes (included in Exhibit 4.5).(10)
  4.7                  Shareholders Rights Agreement.(12)
  4.8                  Form of Rights Certificate.(12)
  9.1                  Voting Trust Agreement dated November 5, 1996.(9)
  9.2                  Form of Trustee Indemnification Agreement.(3)
  10.1                 Employment Agreement between the Company and Vernon L. Fotheringham, dated December 16, 1995.(1)
  10.2                 Amendment No. 1 dated October 17, 1997 to Employment Agreement between the
                         Company and Vernon L. Fotheringham.(13)
  10.3                 Employment Agreement between the Company and Thomas A. Grina dated
                         April 26, 1996.(8)
  10.4                 Employment Agreement between the Company and Henry C. Hirsch dated
                         October 17, 1997.(13)
  10.5                 Change of Control Agreement between the Company and Henry C. Hirsch dated October 17, 1997.(13)
  10.6                 Form of Director Indemnification Agreement.(1)
  10.7                 Company's Restated Equity Incentive Plan, as amended.(14)
  10.8                 Company's 1997 Equity Incentive Plan for Non-Employee Directors.(14)
  10.9                 Company's 1996 Non-Employee Directors Incentive Stock Option Plan.(1)
  10.10                Second Restated and Amended Registration Rights Agreement dated July 3,
                         1996 with ART Licensing and the stockholders of each of ART Licensing and the Company.(2)
  10.11                Amendment No. 1 to Registration Rights Agreement dated as of October 16,
                         1996.(9)
  10.12                Form of Indemnity Warrant.(1)
  10.13                Form of Subscription Agreement dated March 8, 1996, including Forms of Bridge Note and Bridge Warrant.(2)
  10.14                Option Agreement dated July 3, 1996 with Commco, L.L.C.(2)
  10.15                Form of September Bridge Warrant.(9)
  10.16                Form of CIBC Warrants.(7)
  21                   Subsidiaries of the Company.(2)
  23                   Consent of Independent Accountants.(14)
  27                   Financial Data Schedule.(14)
  99                   Risk Factors.                                                                      1

--------

(1) Previously filed with the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(2) Previously filed with Amendment 1 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(3) Previously filed with Amendment 2 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(4) Previously filed with Amendment 4 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(5) Previously filed with Amendment 6 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(6) Previously filed with Amendment 7 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(7) Previously filed with Amendment 8 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(8) Previously filed with the Company's Registration statement on Form S-1, filed May 15, 1996 (SEC Reg. No. 333-03735) and incorporated by reference herein.
(9) Previously filed with the Company's Registration Statement Form S-1, effective February 3, 1997 (SEC Reg. No. 333-19295) and incorporated by reference herein.
(10) Previously filed with Amendment 2 to the company's Registration Statement on Form S-1, effective February 3, 1997 (SEC Reg. No. 333-19295) and incorporated by reference herein.
(11) Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein.
(12) Previously filed with the Company's Registration Statement on Form 8-A, filed on July 10, 1997 (SEC Reg. No. 000-21091) and incorporated by reference herein.
(13) Previously filed with the Company's Quarterly Report on Form 10-Q, dated November 14, 1997. (SEC Reg. No. 000-21091) and incorporated by reference herein.
(14) Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.