Form 10-Q
period 1998-06-30
ADVANCED RADIO TELECOM CORP
filed 1998-08-14
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 26,572,203 shares of common stock, $.001 par value, at August 13, 1998.

PART 1 - FINANCIAL INFORMATION

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                June 30,     December 31,
                                                  1998           1997
                                                  ----           ----
                                               (unaudited)
Current assets:
 Cash and cash equivalents..................  $  3,741,291   $  7,135,427
 Short-term investments.....................     3,005,547     18,210,220
 Pledged securities.........................    18,795,289     18,517,640
 Restricted cash............................        32,060      1,032,060
 Accounts receivable........................       194,014        199,316
 Prepaid expenses and other current assets..        88,596        112,825
                                              ------------   ------------
   Total current assets.....................    25,856,797     45,207,488

 Pledged securities.........................    17,463,350     25,842,275
 Property and equipment, net................    25,799,020     25,294,946
 FCC licenses, net..........................   192,389,722    131,210,102
 Deferred financing costs, net..............     4,367,944      4,502,330
 Other assets...............................       446,943        502,608
                                              ------------   ------------
   Total assets.............................  $266,323,776   $232,559,749
                                              ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Trade accounts payable.....................  $  1,570,684   $  3,067,984
 Accrued compensation and benefits..........     1,679,115      1,775,646
 Book overdraft.............................                    3,055,759
 Other accrued liabilities..................     1,966,061      3,109,631
 Accrued interest payable...................     7,035,719      7,113,391
 Current portion of long-term debt..........       283,960      1,476,256
                                              ------------   ------------
   Total current liabilities................    12,535,539     19,598,667

Long-term debt, net of current portion......   107,182,470    106,823,103
Deferred income tax liability...............    42,231,751     29,880,916
                                             -------------   ------------
   Total liabilities........................   161,949,760    156,302,686

Commitments and contingencies

Stockholders' equity:
 Serial preferred stock, $.001 par value,
  10,000,000 shares authorized,
  none issued and outstanding...............
 Common stock, $.001 par value, 100,000,000
  shares authorized, 26,700,623
  and 21,429,485 shares issued and
  outstanding...............................        26,701         21,429
 Additional paid-in capital.................   222,142,123    172,892,420
 Note receivable from stockholder...........      (887,500)      (887,500)
 Accumulated deficit........................  (116,907,308)   (95,769,286)
                                              ------------   -------------
   Total stockholders' equity...............   104,374,016      76,257,063
                                              ------------   -------------
    Total liabilities and stockholders'
       equity...............................  $ 266,323,776  $232,559,749
                                              =============  ============

The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                          Three Months Ended            Six Months Ended
                                                                 June 30,                    June 30,
                                                        --------------------------   ---------------------------
                                                           1998           1997          1998           1997
                                                        ------------   -----------   ------------    -----------
Service revenue.......................................  $    205,770   $    186,088   $    442,327   $    328,223
Equipment sales and construction revenue..............                                                    356,970
                                                        ------------   ------------   ------------   ------------
  Total revenue.......................................       205,770        186,088        442,327        685,193

Costs and expenses:
  Technical and network operations....................     1,573,663      1,240,278      3,184,915      2,621,878
  Cost of equipment sales and construction............                                                    214,399
  Sales and marketing.................................     1,380,791      3,786,175      2,892,869      6,241,797
  General and administrative..........................     2,802,001      3,401,285      5,200,089      6,383,433
  Research and development............................        73,923         69,170        213,397        128,715
  Depreciation and amortization.......................     1,539,953      1,407,301      2,968,921      2,361,275
                                                        ------------   ------------   ------------   ------------
   Total operating costs and expenses.................     7,370,331      9,904,209     14,460,191     17,951,497

Income (loss) from operations.........................    (7,164,561)    (9,718,121)   (14,017,864)   (17,266,304)

Interest and other:
 Interest expense.....................................     5,100,148      5,084,734     10,221,849      8,616,576
 Financing commitment expense.........................                                                  2,699,881
 Other................................................       406,740                       406,740
 Interest income......................................      (892,788)    (1,496,825)    (1,715,208)    (2,559,574)
                                                        ------------   ------------   ------------   ------------
  Income (loss) before income taxes...................   (11,778,661)   (13,306,030)   (22,931,245)   (26,023,187)
Deferred income tax benefit...........................     1,464,053        609,616      1,793,223        864,797
                                                        ------------   ------------   ------------   ------------
  Net income (loss)                                     $(10,314,608)  $(12,696,414)  $(21,138,022)  $(25,158,390)
                                                        ============   ============   ============   ============

Basic and diluted net income (loss) per common share..  $      (0.42)  $      (0.65)  $      (0.92)  $      (1.42)
Weighted average common shares........................    24,332,349     19,624,874     23,041,744     17,735,974


The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998



                                                                                   NOTE
                                             COMMON STOCK        ADDITIONAL     RECEIVABLE
                                         ---------------------    PAID-IN          FROM       ACCUMULATED
                                           SHARES    PAR VALUE     CAPITAL      STOCKHOLDER      DEFICIT         TOTAL
                                         ----------  ---------  --------------  ------------  --------------  -------------
Balance, December 31, 1997               21,429,485    $21,429   $172,892,420     $(887,500)  $ (95,769,286)  $ 76,257,063

Common stock issued in exchange
  for certain FCC licenses                4,529,519      4,530     48,343,268                                   48,347,798

Shares issued in connection with note
  receivable from stockholder               100,000        100           (100)

Warrants exercised                          626,151        626         19,063                                       19,689

Options exercised                            15,468         16         92,258                                       92,274

Accrued stock compensation                                            795,214                                      795,214

Net income (loss)                                                                               (21,138,022)   (21,138,022)
                                         ----------    -------   ------------     ---------   -------------   ------------
Balance,  June 30, 1998                  26,700,623    $26,701   $222,142,123     $(887,500)  $(116,907,308)  $104,374,016
                                         ==========    =======   ============     =========   =============   ============


The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Six Months Ended June 30,
                                                                    ---------------------------
                                                                        1998          1997
                                                                    ------------  -------------
Cash flows from operating activities:
 Net income (loss)................................................  $ (21,138,022)  $(25,158,390)
  Adjustment to reconcile net loss to net cash used in operating activities:
  Non-cash compensation expense...................................        795,214        449,313
  Depreciation and amortization...................................      2,968,921      2,361,275
  Non-cash interest expense.......................................        777,209        824,263
  Financing commitment expense....................................                     2,699,881
  Deferred income tax benefit.....................................     (1,793,223)      (864,797)
  Changes in operating assets and liabilities:
    Accrued interest payable......................................        (77,672)     7,491,060
    Accounts receivable...........................................          5,302      1,371,290
      Accrued interest on securities
     and investments..............................................     (1,308,390)    (1,261,232)
    Accounts payable and accrued liabilities......................     (2,022,783)    (1,674,200)
    Prepaid expenses and other current assets.....................         24,229        (78,474)
    Other assets..................................................         55,665       (198,774)
                                                                     ------------  -------------
Net cash used in operating activities                                 (21,713,550)  (14,038,785)

Cash flows from investing activities:
  Purchases of property and equipment.............................     (2,760,412)   (15,571,289)
  Additions to FCC licenses.......................................       (423,004)    (5,398,269)
  Purchases of pledged securities.................................                   (51,778,066)
  Purchases of short-term investments.............................     (5,127,663)   (19,671,556)
  Proceeds from sale of short-term investments....................     20,562,000
  Proceeds from maturities of pledged securities..................      9,180,000
  Proceeds from restricted cash...................................      1,000,000
                                                                     ------------  -------------
    Net cash provided by (used in) investing activities...........     22,430,921   (92,419,180)

Cash flows from financing activities:

  Proceeds from issuance of Senior Notes and warrants.............                   135,000,000
  Warrant issuance costs..........................................                    (1,254,697)
  Book overdraft..................................................     (3,055,759)
  Proceeds from option and warrant exercises......................        111,963        308,646
  Principal payments of long-term debt............................     (1,167,711)    (1,121,997)
  Additions to deferred financing costs...........................                    (3,984,428)
                                                                     ------------  -------------
    Net cash (used in) provided by financing activities...........     (4,111,507)  128,947,524
                                                                     ------------  -------------
Net (decrease) increase in cash and cash equivalents..............     (3,394,136)    22,489,559

Cash and cash equivalents, beginning of period....................      7,135,427      1,974,407
                                                                     ------------  -------------
Cash and cash equivalents, end of period..........................    $ 3,741,291   $ 24,463,966
                                                                     ============  =============

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

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The financial statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of June 30, 1998, the consolidated results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

     The Company will require significant additional capital to fund its operations and business plan. ART currently estimates that it will require in excess of $1 billion over the next five years for capital expenditures, working capital and funding of operations. In July 1998, the Company and Lucent Technologies, Inc. ("Lucent") entered into a commitment letter (the "Working Capital Commitment") for Lucent to provide the Company with up to $25 million of unsecured revolving loans for working capital purposes. The availability of $15 million of the total commitment is subject to the achievement of certain milestones by ART. Loans made pursuant to the Working Capital Commitment are due June 30, 1999, unless extended by Lucent for up to one year from the effectiveness of definitive documentation of the financing to be provided under the Lucent Commitment Letter (defined below). Upon ART's raising of at least $50 million of debt or equity capital, any loans under the Working Capital Commitment must be repaid, and the Working Capital Commitment will terminate. The Working Capital Commitment requires that ART initially issue warrants to purchase up to 1% of ART's common stock and up to an additional 2.3% of ART's common stock as the facility is utilized. ART became obligated to issue the first .5% of these warrants to Lucent upon execution of the Working Capital Commitment. The first 1% of the warrants will have an exercise price of $.01 per share, and the remaining 2.3% will have an exercise price equal to the market price of ART common stock at the time of effectiveness of definitive documentation of the financing to be provided under the Lucent Commitment Letter. Consummation of the Working Capital Commitment is subject to various conditions, including execution of definitive financing agreements, compliance with financial covenants, completion of due diligence and the absence of any material adverse change in the Company.

     In April 1998, the Company and Lucent entered into a commitment letter (the "Lucent Commitment Letter") setting forth the terms and conditions under which Lucent will provide purchase money financing in an aggregate amount of up to $200 million, to be used to finance the purchase of the Company's data network from Lucent. Under the Lucent Commitment Letter, Lucent made $10 million in initial purchase money loans (the "Initial Purchase Money Loans") immediately available to ART. As of June 30, 1998, the Company had not drawn on the Initial Purchase Money Loans. The Initial Purchase Money Loans will be due March 31, 1999, unless extended by Lucent for up to one year from the effectiveness of definitive documentation of the financing to be provided under the Lucent Commitment Letter. Subject to other conditions, upon ART's raising at least $50 million of debt or equity capital, Lucent will make available purchase money loans equal to 200% of the aggregate capital raised, not to exceed $200 million, including the Initial Purchase Money Loans. Other than the Initial Purchase Money Loans already available, consummation of the Lucent Commitment Letter is subject to the same conditions as the Working Capital Commitment and to the Company's raising at least $50 million of debt or equity capital. There can be no assurance that the financing contemplated by the Lucent Commitment Letter will be consummated.

     The Company expects to seek substantial additional capital, including financing sufficient to satisfy the additional capital requirements under the Lucent Commitment Letter. The Company believes that its existing capital, together with funds initially available under the Working Capital Commitment and the Initial Purchase Money Loans, is sufficient to fund its operations at current levels at least through the end of 1998 and to meet its capital commitments at June 30, 1998. However, without additional capital, the Company will not be able to fully implement its business plan. There can be no assurance that the Company will be able to obtain such additional capital when required, or, if available, that the Company will be able to obtain it on acceptable terms. If the Company fails to obtain additional capital when required, such failure could result in the modification, delay of abandonment of some or all of the Company's development and expansion plans and could materially adversely affect the Company.

     Certain information and disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997, audited consolidated financial statements and notes thereto contained in the Company's 1997 Form 10-K on file with the Securities and Exchange Commission.

PROPERTY AND EQUIPMENT

     As of June 30, 1998, approximately $6.7 million out of a total of $23.8 million of wireless transmission equipment had been placed in service.

     As of June 30,1998, the Company had outstanding purchase commitments for approximately $1.8 million of wireless transmission equipment.

FCC LICENSES

     In May 1998, the Company acquired from Columbia Capital Corporation and one of its affiliates ("Columbia") 23 38 Ghz licenses for 1,335,750 shares of common stock. The acquisition was a tax free exchange for Federal income tax purposes and was accounted for as a purchase business combination for financial reporting purposes. The total acquisition cost was approximately $15.7 million, comprised of the fair value of the 1,335,750 shares of common stock issued of approximately $12.0 million, direct costs incurred of approximately $80,000 and the related deferred tax liability of approximately $3.6 million. The operations of Columbia were minimal through the date of acquisition, and the total acquisition cost was allocated to FCC licenses.

     In May 1998, the Company acquired DCT Communications Inc. ("DCT"), which held 49 38 Ghz licenses, in exchange for 3,124,875 shares of the Company's common stock. The acquisition was a tax free exchange for Federal income tax purposes and was accounted for as a purchase business combination for financial reporting purposes. The total acquisition cost was approximately $45.9 million, comprised of the fair value of the 3,124,875 shares of common stock issued of approximately $35.2 million, direct costs incurred of approximately $182,000 and the related deferred tax liability of approximately $10.5 million. The operations of DCT were minimal through the date of acquisition, and the total acquisition cost was allocated to FCC licenses.

     In March 1998, the Company acquired a certain 38 Ghz license in exchange for 68,895 shares of the Company's common stock. The total acquisition cost was approximately $1.2 million, which consisted of the aggregate market value of the shares issued and direct costs.

     In the third quarter of 1998, the Company entered into definitive agreements to acquire certain licenses in southern California, including Los Angeles, for a purchase price of $4.3 million in cash and certain other licenses for 154,114 shares of common stock. The consummation of the acquisitions is subject to various conditions including FCC approval.

FINANCING COSTS

     Direct costs associated with obtaining financing are deferred and charged to interest expense using the effective interest rate method over the term of the debt or, in the case of equity, charged to additional paid-in capital. Deferred costs associated with unsuccessful financings are charged to expense. The Company charged approximately $407,000 to expense during the six months ended June 30, 1998 associated with its unsuccessful debt offering.

2.  INCOME TAXES:

Deferred tax assets and liabilities at June 30, 1998 and December 31, 1997, were as follows:

                                             June 30,     December 31,
                                               1998           1997
                                           -------------  -------------

Deferred tax assets:
  Net operating loss carryforwards.......  $ 37,005,000   $ 28,385,000
  Accrued compensation and benefits......     1,264,000        755,000
  Equipment depreciation and impairment..     1,672,000      3,071,000
  Valuation allowance....................   (16,737,751)   (18,833,916)
                                           ------------   ------------
                                             23,203,249     13,377,084

Deferred tax liabilities:
  FCC licenses...........................   (65,435,000)   (43,258,000)
                                           ------------   ------------
  Net deferred tax liability.............  $(42,231,751)  $(29,880,916)
                                           ============   ============


     Differences between the tax bases of assets and liabilities and their financial statement amounts are reflected as deferred income taxes based on enacted tax rates. In May 1998, the Company reversed approximately $8.5 million of its deferred tax asset valuation allowance as a result of recording deferred taxes arising from the Columbia and DCT acquisitions. The remaining net deferred tax assets at June 30, 1998, have been reduced by a valuation allowance based on management's determination that the recognition criteria for realization of a portion of the deferred tax assets has not been met.

3.  COMMON STOCK:

     During 1998, the Company entered into an agreement with one of its officers to issue 35,000 shares of common stock deliverable in 2001 that has been reflected as a non-cash compensation charge of approximately $507,000.

4.  SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental disclosure of cash flow information is summarized below for the six months ended June 30:

                                                                    1998              1997
                                                                -----------       -----------
Non-cash financing and investing activities:
  Issuance of shares for licenses.....................          $48,347,798         $87,500,000
  Value ascribed to warrants..........................                               29,707,509
  Additions to property & equipment...................                                  829,217

Interest paid.........................................            9,526,224             287,716


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

RESULTS OF OPERATIONS

  Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997:

  Revenue for the six months ended March 31, 1998, was $442,327 compared to $685,193 for the same period in 1997. The revenue for the first six months of 1997 included $356,970 of non-recurring equipment sales and construction revenue associated with radio links installed for a third party. The Company does not expect to routinely sell equipment and install radio links for third parties in the future.

  Operating costs and expenses were approximately $14.5 million for the six months ended June 30, 1998, compared to approximately $18.0 million for the six months ended June 30, 1997. Cost of equipment sales and construction of $214,399 incurred in the 1997 period related to non-recurring revenue. The Company initiated certain restructuring activities in the third and fourth quarter of 1997 intended to align the Company's organization more closely with its current marketing and business development plans and to conserve capital resources. While such restructuring has reduced expenses, in future periods the Company expects increases in cash expenses for network operations and sales and marketing as the Company implements its business plan. Depreciation and amortization was approximately $3.0 million for the six months ended June 30, 1998, compared to approximately $2.4 million for the six months ended June 30, 1997. The increase was primarily due to amortization of additional FCC licenses. Excluding these non-cash and non-recurring items, operating costs and expenses for the six months ended June 30, 1998 were approximately $11.5 million compared to approximately $15.4 million for the six months ended June 30, 1997.

  Net interest and other expenses were approximately $8.9 million for the six months ended June 30, 1998 compared to approximately $8.8 million for the six months ended June 30, 1997. Included in net interest and other expenses for 1998 was a charge for $406,740 related to an unsuccessful debt offering. Included in net interest and other expenses for 1997 was approximately $2.7 million related to a financing commitment which was terminated in 1997 upon the sale of the Company's 14% Senior Notes due 2007 (the "Senior Notes"). The issuance of the Senior Notes in February 1997 will continue to cause interest expense to increase in future periods.

LIQUIDITY AND CAPITAL RESOURCES

  Through June 30, 1998, funding for the Company's acquisitions, capital expenditures and net operating losses has been provided from private placements of equity and bridge financings in 1994 through 1996, the Company's initial public offering in November 1996 and the Company's public offering of units consisting of its Senior Notes and warrants in February 1997. Approximately $51 million of the approximately $130 million net proceeds from the sale of the units was used to purchase a portfolio of U.S. Treasury securities that will provide for interest payments on the Senior Notes through February 2000.
Because the Senior Notes have "significant original issue discount" for tax purposes, the Company will not be able to deduct the interest expense related to the accretion of this original issue discount for tax purposes.

  As of June 30, 1998, the Company had outstanding capital commitments of approximately $1.8 million. During the six months ended June 30, 1998, the Company issued 4,529,519 shares of common stock to acquire certain FCC licenses. In addition, the Company has entered into definitive agreements to acquire additional licenses for $4.3 million in cash and 154,114 shares of ART's common stock. The consummation of such acquisitions is subject to various conditions including FCC approval. The Company may continue to acquire additional licenses in exchange for common stock or cash.

  The Company will require significant additional capital to fund its operations and business plan. ART currently estimates that it will require in excess of $1 billion over the next five years for capital expenditures, working capital and funding of operations. In July 1998, the Company and Lucent Technologies, Inc. ("Lucent") entered into a commitment letter (the "Working Capital Commitment") for Lucent to provide the Company with up to $25 million of unsecured revolving loans for working capital purposes. The availability of $15 million of the total commitment is subject to the achievement of certain milestones by ART. Loans made pursuant to the Working Capital Commitment are due June 30, 1999, unless extended by Lucent for up to one year from the effectiveness of definitive documentation of the financing to be provided under the Lucent Commitment Letter (defined below). Upon ART's raising of at least $50 million of debt or equity capital, any loans under the Working Capital Commitment must be repaid, and the Working Capital Commitment will terminate. The Working Capital Commitment requires that ART initially issue warrants to purchase up to 1% of ART's common stock and up to an additional 2.3% of ART's common stock as the facility is utilized. ART became obligated to issue the first .5% of these warrants to Lucent upon execution of the Working Capital Commitment. The first 1% of the warrants will have an exercise price of $.01 per share, and the remaining 2.3% will have an exercise price equal to the market price of ART common stock at the time of effectiveness of definitive documentation of the financing to be provided under the Lucent Commitment Letter. Consummation of the Working Capital Commitment is subject to various conditions, including execution of definitive financing agreements, compliance with financial covenants, completion of due diligence and the absence of any material adverse change in the Company.

  In April 1998, the Company and Lucent entered into a commitment letter (the "Lucent Commitment Letter") setting forth the terms and conditions under which Lucent will provide purchase money financing in an aggregate amount of up to $200 million, to be used to finance the purchase of the Company's data network from Lucent. Under the Lucent Commitment Letter, Lucent made $10 million in initial purchase money loans (the "Initial Purchase Money Loans") immediately available to ART. As of June 30, 1998, the Company had not drawn on the Initial Purchase Money Loans. The Initial Purchase Money Loans will be due March 31, 1999, unless extended by Lucent for up to one year from the effectiveness of definitive documentation of the financing to be provided under the Lucent Commitment Letter. Subject to other conditions, upon ART's raising at least $50 million of debt or equity capital, Lucent will make available purchase money loans equal to 200% of the aggregate capital raised, not to exceed $200 million, including the Initial Purchase Money Loans. Other than the Initial Purchase Money Loans already available, consummation of the Lucent Commitment Letter is subject to the same conditions as the Working Capital Commitment and to the Company's raising at least $50 million of debt or equity capital. There can be no assurance that the financing contemplated by the Lucent Commitment Letter will be consummated.

  In August 1998, ART and Lucent entered into a definitive purchase agreement (the "Lucent Purchase Agreement"), which amended and restated the Company's purchase agreement with Lucent entered into in April 1998, under which Lucent will design, engineer and construct the Company's wireless broadband data network. The Company's purchase commitment under the Lucent Purchase Agreement is initially $240 million upon the availability from Lucent of $200 million of purchase money loans under the Lucent Commitment Letter, and increases to $1.2 billion if Lucent agrees to increase the amount of ART's purchase money loans to $600 million on terms that are acceptable to ART. The Company's commitment is subject to various other terms and conditions, including the availability of additional financing on terms that are acceptable to ART.

  The Company expects to seek substantial additional capital, including financing sufficient to satisfy the additional capital requirements under the Lucent Commitment Letter. The Company believes that its existing capital, together with funds initially available under the Working Capital Commitment and the Initial Purchase Money Loans, is sufficient to fund its operations at current levels at least through the end of 1998 and to meet its capital commitments at June 30, 1998. However, without additional capital, the Company will not be able to fully implement its business plan. There can be no assurance that the Company will be able to obtain such additional capital when required, or, if available, that the Company will be able to obtain it on acceptable terms. If the Company fails to obtain additional capital when required, such failure could result in the modification, delay of abandonment of some or all of the Company's development and expansion plans and could materially adversely affect the Company.

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

YEAR 2000 ISSUES

  The Company has implemented a program to identify and resolve the effect of Year 2000 software issues on the integrity and reliability of its financial and operational systems. In addition, the Company is communicating with its principal vendors and service providers to coordinate Year 2000 conversion. Although the Company cannot yet assess the cost of year 2000 issues, the Company does not expect the costs of achieving Year 2000 compliance to have a material impact on the Company's business, operations or its financial condition.

CAUTIONARY STATEMENT

  This Item and other Items in this Report include "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, about the Company's financing, strategy, network deployment, operations and third party services. The Company cautions investors that any such statements made by the Company are not guarantees of future performance. Known and unknown risks, uncertainties, and other factors, including without limitation, availability of additional financial resources and capital requirements, customer demand, technological risks, need for definitive agreements, the ability to meet financing conditions, management of growth, competition and government regulation may cause actual results to differ materially from the future results implied or expressed in the forward looking statements. Additional information about the most significant of such factors is identified in Exhibit 99 to the Company's Report on Form 10-K for the year ended December 31, 1997. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

PART II -- OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:
          3.1   Restated and Amended Bylaws of the Company.
          10.1  Working Capital Commitment dated as of July 17, 1998 between the
                Company and Lucent Technologies, Inc.
          27    Financial Data Schedule.

     (b)  Reports on Form 8-K:

          The Company filed a Form 8-K on May 5, 1998 reporting the execution of
  the Lucent Commitment   Letter dated April 27, 1998 between the Company and
  Lucent Technologies, Inc.

               The Company filed a Form 8-K on May 15, 1998 reporting the Company's issuance of a press release announcing its plans to offer units consisting of Senior Subordinated Notes and Warrants to purchase Common Stock through a Rule 144A offering, which offering was subsequently withdrawn.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of August 1998.

                                ADVANCED RADIO TELECOM CORP.
                                By: /s/Thomas A. Grina
                                   --------------------
                                Thomas A. Grina
                                Executive Vice President
                                and Chief Financial Officer
                                (Duly Authorized Officer and
                                Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
 Index     Title                                                                         Page
---------  -------                                                                       ----

3.1        Restated and Amended Bylaws of the Company.                                       1
10.1       Working Capital Commitment dated as of July 17, 1998 between the Company and    14
           Lucent Technologies, Inc.
27         Financial Data Schedule.                                                        21