Form 10-Q
period 1998-09-30
ADVANCED RADIO TELECOM CORP
filed 1998-11-16
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1998

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from        to
                                                         ------    ------

                       Commission File Number 000-21091

                         ADVANCED RADIO TELECOM CORP.
            (Exact name of registrant as specified in its charter)


              DELAWARE                                 52-1869023
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                       500 108th Avenue, NE, Suite 2600
                          Bellevue, Washington 98004
                   (Address of principal executive offices)

                                (425) 688-8700
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ].
                                                       -

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 26,707,036 shares of common stock, $.001 par value, at November 5, 1998.

PART 1 - FINANCIAL INFORMATION

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                    ASSETS
                                               SEPTEMBER 30,      DECEMBER 31,
                                                   1998              1997
                                               -------------      ------------
                                                (UNAUDITED)
Current assets:
 Cash and cash equivalents..................   $ 10,766,718       $  7,135,427
 Short-term investments.....................                        18,210,220
 Pledged securities.........................     18,241,865         18,517,640
 Restricted cash............................         32,060          1,032,060
 Accounts receivable........................        165,570            199,316
 Prepaid expenses and other current assets..         24,268            112,825
                                               ------------       ------------
   Total current assets.....................     29,230,481         45,207,488

 Pledged securities.........................      8,758,571         25,842,275
 Property and equipment, net................     26,432,382         25,294,946
 FCC licenses, net..........................    191,230,091        131,210,102
 Deferred financing costs, net..............      6,287,657          4,502,330
 Other assets...............................        448,652            502,608
                                               ------------       ------------
   Total assets.............................   $262,387,834       $232,559,749
                                               ============       ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Purchase money facility...................    $  3,020,216
 Working capital facility..................       9,362,319
Trade accounts payable.....................       1,387,934       $  3,067,984
 Accrued compensation and benefits.........       2,679,486          1,775,646
 Book overdraft............................                          3,055,759
Other accrued liabilities..................       1,660,711          3,109,631
Accrued interest payable...................       2,351,787          7,113,391
 Current portion of long-term debt.........         187,654          1,476,256
                                               ------------       ------------
   Total current liabilities...............      20,650,107         19,598,667

Long-term debt, net of current portion.....     107,863,051        106,823,103
Deferred income tax liability..............      41,422,777         29,880,916
                                               ------------       ------------
   Total liabilities.......................     169,935,935        156,302,686

Commitments and contingencies

Stockholders' equity:
 Serial preferred stock, $.001 par value,
  10,000,000 shares authorized, none issued
  and outstanding..........................
 Common stock, $.001 par value, 100,000,000
  shares authorized, 26,701,030 and
  21,429,485 shares issued and
  outstanding..............................         26,701              21,429
 Additional paid-in capital................    225,055,187         172,892,420
 Note receivable from stockholder..........       (887,500)           (887,500)
 Accumulated deficit.......................   (131,742,489)        (95,769,286)
                                              ------------        ------------
   Total stockholders' equity..............     92,451,899          76,257,063
                                              ------------        ------------
    Total liabilities and stockholders'
     equity................................  $ 262,387,834        $232,559,749
                                             =============        ============

  The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                SEPTEMBER 30,
                                                              ------------------            -----------------
                                                             1998           1997           1998           1997
                                                            ------         ------         ------         ------
Service revenue.......................................  $    186,756   $    190,300   $    629,083   $    518,523
Equipment sales and construction revenue..............                                                    356,970
                                                        ------------   ------------   ------------   ------------
    Total revenue.....................................       186,756        190,300        629,083        875,493

Costs and expenses:
    Technical and network operations..................     1,442,206      1,135,368      4,627,121      3,757,246
    Cost of equipment sales and construction..........                                                    214,399
    Sales and marketing...............................     1,741,383      4,091,949      4,484,252     10,333,746
    General and administrative........................     2,677,207      2,397,031      8,027,296      8,780,463
    Research and development..........................       196,074         84,562        409,471        213,277
    Equipment impairment charges......................     2,682,803                     2,682,803
    Depreciation and amortization.....................     1,920,606      2,039,959      4,889,527      4,401,234
                                                        ------------   ------------   ------------   ------------
     Total operating costs and expenses...............    10,660,279      9,748,869     25,120,470     27,700,365

Income (loss) from operations.........................   (10,473,523)    (9,558,569)   (24,491,387)   (26,824,872)

Interest and other:
  Interest expense....................................     5,205,876      5,318,927     15,427,725     13,935,503
  Financing commitment expense........................       411,040                       411,040      2,699,881
  Other...............................................        12,338                       419,078
  Interest income.....................................      (458,622)    (1,286,608)    (2,173,830)    (3,846,182)
                                                        ------------   ------------   ------------   ------------
    Income (loss) before income taxes.................   (15,644,155)   (13,590,888)   (38,575,400)   (39,614,074)
Deferred income tax benefit...........................       808,974        595,226      2,602,197      1,460,023
                                                        ------------   ------------   ------------   ------------
    Net income (loss).................................  $(14,835,181)  $(12,995,662)  $(35,973,203)  $(38,154,051)
                                                        ============   ============   ============   ============

Basic and diluted net income (loss) per common share..  $      (0.56)  $      (0.66)  $      (1.48)  $      (2.07)
Weighted average common shares........................    26,701,030     19,818,850     24,274,910     18,437,896


  The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                        NOTE
                                                                       ADDITIONAL    RECEIVABLE
                                                COMMON STOCK             PAID-IN        FROM         ACCUMULATED
                                            SHARES       PAR VALUE       CAPITAL     STOCKHOLDER       DEFICIT          TOTAL
                                         ------------  -------------  ------------   -----------    -------------   -------------
Balance, December 31, 1997                21,429,485   $  21,429      $172,892,420    $(887,500)    $ (95,769,286)   $76,257,063

Common stock issued in exchange
  for certain FCC licenses                 4,529,519       4,530        48,343,268                                    48,347,798

Shares issued in connection with note
  receivable from stockholder                100,000         100              (100)

Value ascribed to warrants issued in
connection with the working capital
facility                                                                 2,447,550                                     2,447,550

Warrants exercised                           626,308         626            19,063                                        19,689

Options exercised                             15,718          16            94,445                                        94,461

Accrued stock  compensation                                              1,258,541                                     1,258,541

Net income (loss)                                                                                     (35,973,203)   (35,973,203)
                                         ------------  -------------  ------------   -----------    -------------   -------------
Balance, September 30, 1998               26,701,030   $  26,701      $225,055,187    $(887,500)    $(131,742,489)   $92,451,899
                                         ============  =============  ============   ===========    =============   =============

  The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -----------------------------
                                                                                     1998            1997
                                                                                 -------------  --------------
Cash flows from operating activities:
 Net income (loss)........................................................        $(35,973,203)  $(38,154,051)
  Adjustment to reconcile net loss to net cash used in operating activities:
  Non-cash compensation expense...........................................           1,258,541        449,313
  Non-cash equipment impairment charges...................................           2,682,803
  Depreciation and amortization...........................................           4,889,527      4,401,234
  Non-cash interest expense...............................................             975,462      1,309,648
  Non-cash financing commitment expense...................................             411,040      2,699,881
  Deferred income tax benefit.............................................          (2,602,197)    (1,460,023)
  Changes in operating assets and liabilities :
    Accrued interest payable..............................................          (4,761,604)     2,332,396
    Accounts receivable...................................................              33,746      1,554,405
       Accrued interest on securities
     and investments......................................................          (1,544,638)    (2,268,903)
    Accounts payable and accrued liabilities..............................          (1,449,046)    (1,297,340)
    Prepaid expenses and other current assets.............................              88,557         59,207
    Other assets                                                                        53,956        (39,545)
                                                                                 -------------  --------------
      Net cash used in operating activities...............................         (35,937,056)   (30,413,778)

Cash flows from investing activities:
  Purchases of property and equipment.....................................          (2,947,973)   (19,528,597)
  Additions to FCC licenses...............................................            (495,198)    (5,409,177)
  Purchases of pledged securities.........................................                        (51,778,066)
  Purchases of short-term investments.....................................          (5,127,663)   (39,066,051)
  Proceeds from sale of short-term investments............................          23,612,000     19,675,060
  Proceeds from maturities of pledged securities..........................          18,630,000      9,665,233
  Proceeds from restricted cash...........................................           1,000,000
                                                                                 -------------  --------------
    Net cash provided by (used in) investing activities                             34,671,166    (86,441,598)

Cash flows from financing activities:

  Proceeds from issuance of Senior Notes and warrants.....................                        135,000,000
  Warrant issuance costs..................................................                         (1,254,697)
  Proceeds from working capital facility..................................          10,000,000
  Book overdraft..........................................................          (3,055,759)
  Proceeds from option and warrant exercises..............................             114,150        446,893
  Principal payments of long-term debt....................................          (1,616,956)    (1,570,190)
  Additions to deferred financing costs...................................            (544,254)    (4,191,019)
                                                                                 -------------  --------------
    Net cash provided by financing activities.............................           4,897,181    128,430,987
    Net increase in cash and cash equivalents.............................           3,631,291     11,575,611

Cash and cash equivalents, beginning of period............................           7,135,427      1,974,407
                                                                                 -------------  --------------
Cash and cash equivalents, end of period..................................        $ 10,766,718   $ 13,550,018
                                                                                 =============  ==============

  The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  THE COMPANY AND BASIS OF PRESENTATION:

     Advanced Radio Telecom Corp. (collectively with its subsidiaries, "ART" or the "Company") provides broadband Internet services to business customers
without fiber connectivity.   The Company is building a packet-switched
broadband data network.

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The financial statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of September 30, 1998, the consolidated results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

     The Company will require significant additional capital to fund its operations and business plan. ART currently estimates that it will require in excess of $1 billion over the next five years for capital expenditures, working capital and funding of operations. In September 1998, the Company and Lucent Technologies Inc. ("Lucent") entered into a credit facility (the "Working Capital Facility") for Lucent to provide the Company with up to $25 million of unsecured revolving loans for working capital purposes. As of September 30, 1998, the Company had drawn $10 million under the Working Capital Facility. The availability of $15 million of the Working Capital Facility is subject to the achievement of certain milestones by ART. Loans made pursuant to the Working Capital Facility are due June 30, 1999, unless extended by Lucent to no later than September 17, 1999. The terms of the Working Capital Facility require ART to apply debt or equity capital raised by ART in excess of $50 million to permanently repay the Working Capital Facility. Pursuant to the Working Capital Facility, ART has issued Lucent warrants to purchase 277,892 shares of ART common stock at an exercise price of $.01 per share and warrants to purchase 255,984 shares of ART common stock at an exercise price of $3.33 per share. The Working Capital Facility also requires ART to issue warrants to purchase up to an additional 383,976 shares of ART common stock at an exercise price of $3.33 per share as the Working Capital Facility is fully utilized.

     In September 1998, the Company and Lucent entered into a purchase money credit facility (the "Purchase Money Facility") setting forth the terms and conditions under which Lucent will provide purchase money financing in an aggregate amount of up to $200 million, to be used to finance the purchase of the Company's data network from Lucent. Under the Purchase Money Facility, Lucent made $10 million in initial purchase money loans (the "Initial Purchase Money Loans") immediately available to ART. As of September 30, 1998, the Company had drawn approximately $3 million of the Initial Purchase Money Loans. Subject to other conditions, upon ART's raising at least $50 million of certain debt or equity capital and repayment and termination of the working capital Facility, Lucent will make available purchase money loans equal to 200% of the aggregate capital raised, not to exceed $200 million, including the Initial Purchase Money Loans. There can be no assurance that the funding contemplated by the Purchase Money Facility will become available to ART.

     The Company plans to raise substantial additional capital, including financing sufficient to satisfy the requirements for additional availability under the Purchase Money Facility. The Company believes that its existing capital, together with funds available under the Working Capital Facility, is sufficient to fund its operations at current levels at least through the end of 1998. However, without additional capital, the Company will not be able to implement its business plan. There can be no assurance that the Company will be able to obtain such additional capital when required, or, if available, that the Company will be able to obtain it on acceptable terms. If the Company fails to obtain additional capital when required, such failure could result in the modification, delay of or abandonment of some or all of the Company's development and expansion plans and could materially adversely affect the Company.

     Certain information and disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1997 audited consolidated financial statements and notes thereto contained in the Company's 1997 Form 10-K on file with the Securities and Exchange Commission.

PROPERTY AND EQUIPMENT

     As of September 30, 1998, approximately $7.5 million out of a total of $24.3 million of wireless transmission equipment had been placed in service.

     During the third quarter of 1998, the Company recorded a non-cash equipment impairment charge of approximately $2.7 million to write down certain equipment that is not expected to be an integral part of the Company's expanded broadband network. The amount of the write-down was based on the sale or discounted projected future cash flows from the deployment of such equipment.

FCC LICENSES

     In July and August of 1998, the Company entered into definitive agreements to acquire certain licenses in southern California, including Los Angeles, for a purchase price of $4.3 million in cash and certain other licenses for 154,114 shares of common stock. The consummation of the acquisitions is subject to various conditions including FCC approval. In the event the cash transaction is not consummated, the Company may be required to pay $100,000 to the sellers.

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

     In May 1998, the Company acquired DCT Communications Inc. ("DCT"), which held 49 38 Ghz licenses, in exchange for 3,124,875 shares of the Company's common stock. The acquisition was a tax free exchange for Federal income tax purposes and was accounted for as a purchase business combination for financial reporting purposes. The total acquisition cost was approximately $45.9 million, comprised of the fair value of the 3,124,874 shares of common stock issued of approximately $35.2 million, direct costs incurred of approximately $182,000 and the related deferred tax liability of approximately $10.5 million. The operations of DCT were minimal through the date of acquisition, and the total acquisition cost was allocated to FCC licenses.

     In March 1998, the Company acquired a 38 Ghz license in exchange for 68,895 shares of the Company's common stock. The total acquisition cost was approximately $1.2 million, which consisted of the aggregate market value of the shares issued and direct costs.

FINANCING COSTS

     Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the term of the debt or, in the case of equity, charged to additional paid-in capital. Deferred costs associated with unsuccessful financings are charged to expense. The Company charged approximately $419,000 to expense during the nine months ended September 30, 1998 associated with its unsuccessful debt offering. Deferred costs of obtaining commitments for financing are deferred and charged to expense over the term of the commitments.

2.  COMMON STOCK:

     During 1998, the Company entered into agreements with two of its officers to issue 85,000 shares of common stock deliverable in 2001 that has been reflected as a non-cash compensation charge of approximately $657,500.

     In October 1998, the Company authorized the repricing of certain stock options to purchase up to 2,298,500 shares of the Company's common stock that were previously granted to employees under the Company's equity incentive plan.

3.  FINANCINGS:

WORKING CAPITAL FACILITY

     The outstanding principal balance of the Working Capital Facility plus accrued interest is due June 30, 1999, unless extended by Lucent. Interest initially accrues at an annual rate of LIBOR plus 5% (10.5% at September 30, 1998) and increases 0.5% each month beginning January 1999. The value ascribed to the warrants issued in connection with the execution of the commitment for the Working Capital Facility totaled approximately $1,777,000. The value ascribed to the warrants related to the draw of $10 million from the Working Capital Facility totaled approximately $671,000 and has been reflected as a debt discount.

INITIAL PURCHASE MONEY LOANS

     The outstanding principal balance of the Initial Purchase Money Loans, plus accrued interest is due March 31, 1999, unless the funding contemplated by the Purchase Money Facility becomes available. Interest initially accrues at an annual rate of LIBOR plus 5% (10.5% at September 30, 1998) and increases 0.5% each month beginning January 1999.

4.  SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental disclosure of cash flow information is summarized below for the nine months ended September 30:

                                                                      1998               1997
                                                                  -----------        -----------
Non-cash financing and investing activities:
   Issuance of shares for licenses.......................         $48,347,798        $87,750,000
   Value ascribed to warrants............................           2,447,550         29,707,509
   Additions to property and equipment
     under Initial Purchase Money Loans..................           3,020,216
   Additions to property and equipment
     under capital leases and other......................             797,168            829,217
   Accrued deferred financing costs......................                                967,491
   Termination of software license agreement and
      related obligations................................                              1,774,087
Interest paid............................................          19,015,005         10,293,459

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     From its inception in 1993 to the fourth quarter of 1996, the Company primarily focused on acquiring licenses, hiring management and other key personnel, raising capital, acquiring equipment and roof rights and developing operating and support systems to support its initial business of selling connectivity to various telecommunications companies as a wholesale carriers' carrier, which the Company commenced in the fourth quarter of 1996. Following the establishment of a new core management team, the Company altered its strategy in the first quarter of 1998 to sell a variety of broadband Internet services to end user customers and to deploy a broadband data network. Accordingly, the results of the Company in 1997 reflect a business no longer being pursued by the Company. During the quarter ended September 30, 1998, ART began offering its Internet services in the Seattle, Washington area and began pre-selling services in the Portland, Oregon and Phoenix, Arizona areas, where it intends to offer service by the end of 1998.

RESULTS OF OPERATIONS

     Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997:

     Revenue for the nine months ended September 31, 1998, was $629,083 compared to $875,493 for the same period in 1997. The revenue for the first nine months of 1997 included $356,970 of non-recurring equipment sales and construction revenue associated with radio links installed for a third party. The Company does not expect to routinely sell equipment and install radio links for third parties in the future.

     Operating costs and expenses were approximately $25.1 million for the nine months ended September 30, 1998, compared to approximately $27.7 million for the nine months ended September 30, 1997. The Company initiated certain restructuring activities in the third and fourth quarters of 1997 intended to align the Company's organization more closely with its marketing and business development plans and to conserve capital resources. While such restructuring activities reduced certain expenses, in future periods the Company expects additional increases in cash expenses for network operations and sales and marketing as the Company implements its business plan. The Company incurred approximately $4.5 million of expenses principally related to sales and marketing efforts in Seattle and, to a lesser extent, Portland and Phoenix, including the hiring of additional sales personnel. During the nine-months ended September 30, 1998, the Company recorded approximately $650,000 of severance expenses related to the resignation of certain executives and, in connection with the employment arrangements with certain executives of the Company, also recorded non-cash charges of approximately $657,500 with respect to stock grants. Cost of equipment sales and construction of $214,399 incurred in the 1997 period related to non-recurring equipment sales and construction revenue. Depreciation and amortization was approximately $4.9 million for the nine months ended September 30, 1998, compared to approximately $4.4 million for the nine months ended September 30, 1997. The increase was primarily due to amortization of additional FCC licenses. The Company also recorded approximately $2.7 million of expenses for equipment impairment related to equipment previously acquired by the Company which is not expected to be utilized in its broadband data network. The write-down has been reflected in the net property and equipment balance of approximately $26.4 million as of September 30, 1998.

     Net interest and other expenses were approximately $14.1 million for the nine months ended September 30, 1998 compared to approximately $12.8 million for the nine months ended September 30, 1997. Included in net interest and other expenses for 1998 was a charge of $419,078 related to an unsuccessful high yield debt offering and a charge of $411,040 related to the amortization of deferred financing costs related to the financing commitment under the Working Capital Facility (defined below). Included in net interest and other expenses for 1997 was approximately $2.7 million related to a financing commitment which was terminated in 1997 upon the sale of the Company's 14% Senior Notes due 2007 (the "Senior Notes"). The issuance of the Senior Notes in February 1997 will continue to cause interest expense to increase in future periods. Interest expense will also increase in future quarters as a result of borrowings under the Working Capital Facility and Purchase Money Facility.

LIQUIDITY AND CAPITAL RESOURCES

     Through September 30, 1998, funding for the Company's acquisitions, capital expenditures and net operating losses has been provided from private placements of equity and bridge financings in 1994 through 1996, the Company's initial public offering in November 1996, the Company's public offering of units consisting of its Senior Notes and warrants in February 1997, and the borrowings from Lucent Technologies Inc. ("Lucent") described below in 1998. Approximately $51 million of the approximately $130 million net proceeds from the sale of the units was used to purchase a portfolio of U.S. Treasury securities that will provide for interest payments on the Senior Notes through February 2000. Because the Senior Notes have "significant original issue discount" for tax purposes, the Company will not be able to deduct the interest expense related to the accretion of this original issue discount for tax purposes.

     During the nine months ended September 30, 1998, the Company issued 4,529,519 shares of common stock to acquire certain FCC licenses. In addition, the Company has entered into definitive agreements to acquire additional licenses for $4.3 million in cash and 154,114 shares of ART's common stock. The consummation of such acquisitions is subject to various conditions including FCC approval. In the event the cash transaction is not consummated, the Company may be required to pay $100,000 to the sellers. The Company may continue to acquire additional licenses in exchange for common stock or cash.

     The Company will require significant additional capital to fund its operations and business plan. ART currently estimates that it will require in excess of $1 billion over the next five years for capital expenditures, working capital and funding of operations. In September 1998, the Company and Lucent entered into a credit facility (the "Working Capital Facility") for Lucent to provide the Company with up to $25 million of unsecured revolving loans for working capital purposes. As of September 30, 1998, the Company had drawn $10 million under the Working Capital Facility. The availability of $15 million of the Working Capital Facility is subject to the achievement of certain milestones by ART. Loans made pursuant to the Working Capital Facility are due June 30, 1999, unless extended by Lucent to no later than September 17, 1999. The terms of the Working Capital Facility require ART to apply debt or equity capital raised by ART in excess of $50 million to permanently repay the Working Capital Facility. Pursuant to the Working Capital Facility, ART has issued Lucent warrants to purchase 277,892 shares of ART common stock at an exercise price of $.01 per share and warrants to purchase 255,984 shares of ART common stock at an exercise price of $3.33 per share. The Working Capital Facility also requires ART to issue warrants to purchase up to an additional 383,976 shares of ART common stock at an exercise price of $3.33 per share as the Working Capital Facility is fully utilized.

     In September 1998, the Company and Lucent entered into a purchase money credit facility (the "Purchase Money Facility") setting forth the terms and conditions under which Lucent will provide purchase money financing in an aggregate amount of up to $200 million, to be used to finance the purchase of the Company's data network from Lucent. Under the Purchase Money Facility, Lucent made $10 million in initial purchase money loans (the "Initial Purchase Money Loans") immediately available to ART. As of September 30, 1998, the Company had drawn approximately $3 million of the Initial Purchase Money Loans. Subject to other conditions, upon ART's raising at least $50 million of certain debt or equity capital and repayment and termination of the Working Capital Facility, Lucent will make available purchase money loans equal to 200% of the aggregate capital raised, not to exceed $200 million, including the Initial Purchase Money Loans. There can be no assurance that the funding contemplated by the Purchase Money Facility will become available to ART.

     In August 1998, ART and Lucent entered into a definitive purchase agreement (the "Lucent Purchase Agreement"), which amended and restated the Company's purchase agreement with Lucent entered into in April 1998, under which Lucent will design, engineer and construct the Company's wireless broadband data network. The Company's purchase commitment under the Lucent Purchase Agreement is initially $240 million upon the availability from Lucent of $200 million of purchase money loans under the Purchase Money Facility, and increases to $1.2 billion if Lucent agrees to increase the amount of ART's purchase money loans to $600 million on terms that are acceptable to ART. The Company's commitment is subject to various other terms and conditions, including the availability of additional financing on terms that are acceptable to ART.

     The Company plans to raise substantial additional capital, including financing sufficient to satisfy the requirements for additional availability under the Purchase Money Facility. The Company believes that its existing capital, together with funds available under the Working Capital Facility, is sufficient to fund its operations at current levels at least through the end of 1998. However, without additional capital, the Company will not be able to implement its business plan. There can be no assurance that the Company will be able to obtain such additional capital when required, or, if available, that the Company will be able to obtain it on acceptable terms. If the Company fails to obtain additional capital when required, such failure could result in the modification, delay of or abandonment of some or all of the Company's development and expansion plans and could materially adversely affect the Company.

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

YEAR 2000 DISCLOSURE

     Many existing computer programs use only two digits, rather than four, to represent a year. Date-sensitive software or hardware written or developed in this fashion may not be able to distinguish between 1900 and 2000, and programs written in this manner that perform arithmetic operations, comparisons or sorting of date fields may yield incorrect results when processing a Year 2000 date. This Year 2000 problem could potentially cause system failures or miscalculations that could disrupt operations.

The Company's State of Readiness

     The Company has implemented a survey to identify Year 2000 issues in three areas: (i) financial and information technology systems (ii) non-IT network equipment and (iii) third party vendors and suppliers. The Company believes its financial and information technology systems and its non-IT equipment will be Year 2000 compliant by the end of 1999.

     Because the Company's financial and information technology systems are relatively new, having been purchased in 1996 or thereafter, the Company does not expect to uncover any material noncompliant systems. The Company believes that its survey of financial and information technology systems will be completed in fourth quarter of 1998. If Year 2000 issues are discovered, the Company will evaluate and prioritize the problems. The Company expects to coordinate any Year 2000 problems with the vendors that supplied the noncompliant systems. The Company expects that any remediation efforts would continue through mid-1999. However, there can be no assurance that the Company's survey will identify all Year 2000 problems in these systems or that the necessary corrective actions will be completed in a timely manner.

     The Company has received warranties from its network equipment suppliers and integrators, including Lucent, that the Company's non-IT network equipment is Year 2000 compliant. In addition, the tests conducted by the Company before accepting delivery are designed to evaluate whether the equipment is Year 2000 compliant. Based on these warranties and acceptance tests, the Company does not plan to take further action to ascertain whether its network equipment is Year 2000 compliant. However, there can be no assurance that this equipment will be Year 2000 compliant as warranted or that the acceptance tests will identify all Year 2000 problems. In addition, the Year 2000 warranties that the Company has received limit the damages that the Company would be able to recover if such systems were not Year 2000 compliant. The Company is also reviewing the Year 2000 compatibility of its network management software. If the Company discovers that this software is not Year 2000 compliant, it expects to coordinate its remediation efforts with the software provider to remediate the system. The Company expects that these remediation efforts, if any, will continue through mid-1999.

     The Company's survey is also assessing the Company's vulnerability to the Year 2000 problems of third-party service suppliers. The Company relies on third-party suppliers to deliver fiber telecommunications links, Internet access, banking services, payroll services and electricity. The Company also intends to develop new relationships with several providers of fiber-optic telecommunications service, Internet service providers, telecommunications resellers, and other companies in the telecommunications industry. The Company intends to continuously identify and prioritize critical suppliers and communicate with them about their plans and progress in addressing the Year 2000 problem.

The Company's Year 2000 Risk

     Based on the efforts described above, the Company currently believes that its systems will be Year 2000 compliant in a timely manner. The Company expects to complete its survey of financial and information technology systems and non-IT systems in the fourth quarter of 1998 and expects to complete any remediation efforts by mid-1999. However, there can be no assurance that all Year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate such Year 2000 problems in a timely manner could have a material adverse effect on the Company's results of operations, financial position or cash flow.

     In addition, the Company believes that there is a risk relating to significant service suppliers' failure to remediate their Year 2000 issues in a timely manner. Although the Company is communicating with its suppliers regarding the Year 2000 problem, the Company does not know whether these suppliers' systems will be Year 2000 compliant in a timely manner. If one or more significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow.

The Company's Contingency Plans

     The Company has not created a formal contingency plan for Year 2000 problems. The Company intends to take appropriate actions to mitigate the effects of third parties' failures to remediate their Year 2000 issues and for unexpected failures in its own systems. Such actions may include having arrangements for alternate suppliers and using manual intervention where necessary. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant interruptions in service or delays in business operations or whether it would have a material adverse effect on the Company's results of operations, financial position or cash flow.

Costs of Year 2000 Remediation

      As of September 30, 1998, the Company has not incurred material costs related to the Year 2000 problem, and does not expect to in the future. The Company has not deferred other information technology projects due to Year 2000 expenses, and does not expect to defer such projects in the future. However, there can be no assurance that the costs associated with the Year 2000 problem will not be greater than anticipated.

     Readers are cautioned that forward-looking statements contained in the Year 2000 Disclosure should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement" below.

CAUTIONARY STATEMENT

     This Item and other Items in this Report include "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, about the Company's financing, strategy, network deployment, operations and third party services. The Company cautions investors that any such statements made by the Company are not guarantees of future performance. Known and unknown risks, uncertainties, and other factors, including without limitation, availability of additional financial resources, capital requirements, operating expenses, operational issues, customer demand, the ability to meet financing conditions, technological risks, management of growth, competition, Year 2000 readiness and government regulation may cause actual results to differ materially from the future results implied or expressed in the forward looking statements. Additional information about the most significant of such factors is identified in Exhibit 99 to the Company's Report on Form 10-K for the year ended December 31, 1997. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

PART II -- OTHER INFORMATION

Item 2.

     Pursuant to the Working Capital Facility, on August 26, 1998 and September 17, 1998, the Company issued warrants to Lucent to purchase 138,770 and 139,122 shares of ART common stock at an exercise price of $.01, and on September 19, 1998 the Company issued additional warrants to Lucent to purchase 255,984 shares of ART common stock at an exercise price of $3.33. The warrants were offered and sold in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The warrants may be exercised at any time and expire on August 25, 2008.

Item 4.

     (a) The Company held its annual meeting of the stockholders (the "Annual Meeting") on July 28, 1998. At the Annual Meeting, the stockholders of the Company elected James C. Cook and Thomas J. Wynne as directors of the Company. Of the 18,873,230 votes cast at the Annual Meeting, 15,469,740 votes were cast in favor of the election of James C. Cook as director, and 3,403,490 votes withheld their support for Mr. Cook; 15,651,253 votes were cast in favor of the election of Thomas J. Wynne as director, and 4,221,977 votes withheld their support for Mr. Wynne.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               10.1   Change of Control Agreement dated August 31, 1998 with
                      Thomas P. Boyhan.
               10.2   Employment Agreement dated August 31, 1998 with
                      Thomas P. Boyhan.
               10.3   Registration Rights Agreement dated August 26, 1998
                      between the Company and Lucent.
               10.4   Amended and Restated Purchase Agreement dated July 24,
                      1998 between the Company and Lucent.*
               10.5   Purchase Money Credit Agreement dated September 17, 1998
                      between the Company and Lucent.
               10.6   Working Capital Credit Agreement dated September 17, 1998
                      between the Company and Lucent.
               10.7   Form of Warrants issued to Lucent pursuant to the Working
                      Capital Facility.
               10.8   Asset Purchase Agreement dated August 6, 1998 between the
                      Company and ICG Telecom Group, Inc.
               10.9   Asset Purchase Agreement dated July 3, 1998 between the
                      Company and Astrolink Communications, Inc.
               10.10  First Amendment to Asset Purchase Agreement dated
                      August 25, 1998 between the Company and Astrolink
                      Communications, Inc.
               27     Financial Data Schedule.

          * Confidential treatment request as to certain portions. The term "confidential treatment" and the mark "*" as used throughout this exhibit means that material has been omitted and separately filed with the Commission.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of November, 1998.

                                   ADVANCED RADIO TELECOM CORP.


                                   By: /s/ Robert S. McCambridge
                                      ------------------------------------
                                      Robert S. McCambridge
                                      Executive Vice President, Chief Financial
                                      Officer

                                      (Duly Authorized Officer and
                                      Principal Financial and Accounting
                                      Officer)

                                 EXHIBIT INDEX

Exhibit
 Index     Title                                                                         Page
-------    -----                                                                         ----
10.1       Change of Control Agreement dated August 31, 1998 with Thomas P. Boyhan.
10.2       Employment Agreement dated August 31, 1998 with Thomas P. Boyhan.
10.3       Registration Rights Agreement  dated  August 26, 1998 between the Company and Lucent.
10.4       Amended and Restated Purchase Agreement dated July 24, 1998  between the
           Company and Lucent.*
10.5       Purchase Money Credit Agreement dated September 17, 1998 between the
           Company and Lucent.
10.6       Working Capital Credit Agreement dated September 17, 1998 between the
           Company and Lucent.
10.7       Form of Warrants issued to Lucent pursuant to the Working Capital
           Facility.
10.8       Asset Purchase Agreement dated August 6, 1998 between the Company and ICG
           Telecom Group, Inc.
10.9       Asset Purchase Agreement dated July 3, 1998 between the Company and
           Astrolink Communications, Inc..
10.10      First Amendment to Asset Purchase Agreement dated August 25, 1998 between the Company and Astrolink Communications, Inc.
27         Financial Data Schedule.

* Confidential treatment request as to certain portions. The term "confidential treatment" and the mark "*" as used throughout this exhibit means that material has been omitted and separately filed with the Commission.