Form 10-K
period 1998-12-31
ADVANCED RADIO TELECOM CORP
filed 1999-04-15
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ------------------------------

                                   FORM 10-K

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _________

For the Year Ended December 31, 1998            Commission File Number 000-21091
                                     ----------

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

                                (425) 688-8700
             (Registrant's telephone number, including area code)
                                 -------------

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

  Title of Each Class:                           Common Stock ($.001 Par Value)
  --------------------
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [_].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

     The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $271 million on April 12, 1999, based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date.

     The number of shares outstanding of each of the registrant's classes of common stock as of April 12, 1999 was as follows:

        Common Stock, $.001 par value:  27,142,409

                      DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference: PART III:
Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 1999 Annual Meeting of Stockholders.

                         Exhibit Index is on page 24.

                                    PART I

ITEM 1.  BUSINESS

     Advanced Radio Telecom Corp. ("ART" or the "Company") intends to become the leading provider of broadband Internet services to businesses not served by fiber-optic networks. Utilizing its national footprint of 38 GHz spectrum licenses, the Company currently serves Seattle, Washington, Portland, Oregon, and Phoenix, Arizona and plans to serve up to 100 of the top metropolitan markets over the next five years. With Lucent Technologies, Inc. ("Lucent") as the Company's technology partner, the Company is building its own fixed wireless, packet-based broadband data networks utilizing Internet Protocol ("IP") and Asynchronous Transfer Mode ("ATM") technology. As networks are deployed and interconnected using a leased fiber-optic backbone, ART plans to provide its customers with end-to-end connectivity on a metropolitan, regional and national basis. ART offers an integrated package of data solutions including Internet access, web hosting, web based content, virtual private networks, web design and Internet portal service and intends to also offer electronic commerce applications, multimedia services, voice and fax over IP and other value-added data services.

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

     Recognizing this market opportunity, ART has refocused its business to offer high-speed data connectivity and products directly to off-fiber businesses. With its broadband data networks, the Company expects to deliver services such as high-speed Internet access and private network services to the customers' premises rapidly and economically.

     The Company is a Delaware corporation organized in 1993 under the name of Advanced Radio Technologies Corporation. In October 1996, the Company through a wholly owned subsidiary merged with Advanced Radio Telecom Corp., a corporation organized by the Company and others in 1995 to acquire licenses and to operate its business jointly with the Company. Upon the merger, Advanced Radio Telecom Corp. became a wholly owned subsidiary of the Company and changed its name to ART Licensing Corp., and the Company changed its name to Advanced Radio Telecom Corp. In 1997 the Company acquired 129 38 GHz licenses in exchange for 6 million shares of common stock and acquired the remaining 50% interest in a partnership jointly owned by the Company for $6 million. The Company's original business strategy was to sell connectivity to communications providers on a wholesale, carriers' carrier basis.

ART's Competitive Advantages

     The Company believes that it is well-positioned to compete in offering broadband Internet services to off-fiber commercial buildings. Advantages of ART's wireless solution include:

     Focus on Data. ART believes it is currently the only wireless telecommunications company focusing exclusively on data services rather than primarily on voice telephony. Focusing on Internet applications allows ART's networks to be completely packet-based, providing higher capacity, higher speed data services than a circuit-switched network. ART has and intends to continue hiring product development, technical, and sales personnel with expertise in Internet applications and delivery, as opposed to telephony experience. ART is directing its sales efforts toward information technology managers rather than business managers in charge of telephony, which the Company believes will be a sales advantage in selling Internet services.

     High-Speed, High-Capacity, High-Quality Connectivity. ART's broadband data services are being engineered to provide high-speed, high-capacity connectivity with quality superior to copper and comparable to fiber. Currently, ART's wireless service provides two-way data transfer rates of up to 45 megabits per second. Technology is available to expand the speed of two-way data transfer rates to 155 megabits per second.

     Lower Cost Network. The Company expects its networks to cost less than its competitors' fiber networks. The Company's fixed wireless networks do not require the same magnitude of installation and maintenance costs as required by fiber networks. The Company expects this cost differential to increase over time because the cost of deploying fiber involves substantial labor and right-of-way costs, which the Company does not expect to decrease, while the cost of ART's networks involves substantial electronic equipment costs, which have and are expected to continue to decline. The Company's network will be entirely packet-based, and therefore the Company will not have to buy more expensive circuit switches required by voice networks.

     Success-Based Capital Requirements. ART is designing its networks so that the Company's capital will be spent incrementally as ART attracts customers, minimizing the deployment of non-revenue generating equipment. ART's networks are designed to reach customers within its initial clusters of buildings without having to build out an entire market. ART's sales force initially targets customers within hub site and other buildings ready to be connected to the ART network, then customers in new buildings within the range of established radio hub sites, and then customers in buildings to be connected in new clusters. As needs change, ART's equipment can be economically and rapidly deployed or relocated.

     Rapid Market Coverage. Leveraging its 38 GHz licenses which cover 90 of the top 100 U.S. markets, ART intends to rapidly deploy a nationwide broadband network dedicated to delivering data services to businesses off the fiber network. ART believes that this rapid deployment will enable ART to establish its position as a leading provider of broadband data services by penetrating the market in advance of many wireline competitors who cannot or will not construct their networks as quickly.

     Experienced Management. ART has assembled a management team with substantial telecommunications experience. Henry C. Hirsch, ART's Chairman and Chief Executive Officer, was formerly Vice Chairman and CEO of Williams Communications Group and President and Chief Operating Officer of Williams Telecommunications Systems ("WilTel"). William J. Maxwell, President and Chief Operating Officer, previously served as Executive Vice President of Strategic Planning, Sales and Marketing and prior to that as Executive Vice President of ICG Communications and President of ICG Telecom Group. Robert S. McCambridge, Executive Vice President and Chief Financial Officer, was formerly Executive Vice President of OneComm, formerly Cable Plus Holding Company. Thomas P. Boyhan, Executive Vice President, Sales and Marketing, previously was Senior Vice President, National Account Sales for William's Communications Solutions, a national systems integration company, and served as Vice President, Global Accounts for WilTel. George R. Olexa, Executive Vice President and Chief Technology Officer, was formerly Executive Vice President of Engineering of Dial Call Communications Inc. and as Executive Director of Network Engineering and Technology Applications for PacTel Cellular, was the architect of their cellular networks in major cities in the U.S. and Europe.

Business Strategy

     ART's goal is to become a leading end-to-end solutions provider for businesses needing a wide range of Internet based services. The Company is implementing the following initiatives to achieve this objective:

     Target Off-Fiber Businesses. ART is focusing its primary marketing efforts on businesses located off the fiber network. The Company identifies building clusters in high-density off-fiber areas containing customers with high potential for significant Internet services requirements, such as high-technology companies that are typically located outside cities' main business districts. Once ART deploys its network to service these initial customers, it is able to reach new customers in the surrounding area rapidly without having to replicate hub site infrastructure.

     Offer End-Users an Array of Broadband Internet Services. ART offers business customers an integrated package of high-speed, Internet based services, including Internet access, web hosting and virtual private networks and intends to also offer electronic commerce applications, multimedia services, voice and fax over IP and other enhanced data services. By targeting end-user customers, ART believes it will maximize revenues and profitability.

     Develop Strategic Business Relationships. ART plans to enter into business relationships to help the Company penetrate its markets, develop its service offerings and provide additional distribution channels. ART intends to continue to forge alliances with property management companies to gain access to buildings and tenants. ART also intends to develop partnerships with data-oriented sales agents, including local data network integrators and telecom resellers that focus primarily on data products. ART also plans to continue to expand its product offerings by developing relationships with web hosting providers, electronic commerce software providers, system integrators, streaming media providers, and other web content providers. ART will continue to seek to develop relationships with inter-exchange carriers ("IXCs"), Internet service providers ("ISPs"), utilities, ILECs and competitive local exchange carriers ("CLECs") to connect disparate parts of the Company's network, thereby offering end-to-end connectivity to its customers.

     Provide Superior Customer Service. ART plans to provides superior customer service, with service features such as a 24-hour-a-day, seven-day-a-week call center, a network quality control system and comprehensive customer support services. The Company plans to continue to differentiate itself from its competitors and establish brand identity based on high quality service that is responsive to the customer.

Network Deployment

     ART believes it is the first company to deploy state-of-the-art, packet-based broadband metropolitan area networks ("BMANs") using IP routing and ATM switching infrastructure. ART's BMANs are expected to provide broadband connectivity to buildings and office campuses with significant aggregation opportunities for a variety of Internet services. The Company will connect buildings and campuses to the public Internet, IXCs and CLECs in a metropolitan area.

     Over the next five years, ART intends to build BMANs in up to 100 of the top U.S. markets. ART has initially built its networks in Seattle, Washington, Portland, Oregon and Phoenix, Arizona. After deploying the initial hub sites, the networks will be expanded incrementally in response to demand. Using leased capacity on long haul fiber networks, ART plans to connect BMANs first in neighboring markets with communities of interest, such as San Jose, Los Angeles and San Diego, California, Las Vegas, Nevada, Tucson, Arizona, Salt Lake City, Utah, Boise, Idaho and Spokane, Washington. Eventually, ART plans to interconnect its BMANs into a national and global network using long haul fiber connections. As BMANs are connected, ART will be able to offer customers end-to-end connectivity, carrying data between two end-users through its local wireless network in one metropolitan area, over the long haul fiber backbone, and back through another wireless network in a different metropolitan area. As ART interconnects its BMANs, ART will create a private inter-city IP and ATM backbone that will allow ART to sell national intranets to its end users.

Sales & Marketing

     ART is marketing its services primarily through a direct sales force, which is responsible for initial sales efforts in each new market. ART supports its direct sales efforts in each market with telemarketing, direct mail and advertising as well as with research about target markets, buildings and customers. Lucent has agreed to provide technical support to assist ART's salespersons with selling the Company's services to prospective customers by assigning Lucent teams to work with ART personnel during the selling process. ART also will employ various indirect sales channels.

     In each new market, ART uses demographic and geographic information systems to identify those clusters of commercial buildings without access to high-speed data services that contain tenants with significant demand for data services or that contain large buildings with attractive opportunities for aggregating data traffic. ART expects that its best sales opportunities will be in clusters including office buildings, warehouses, retail buildings, office parks, hospitals and universities. ART expects to rapidly deploy its network by initially locating sites in each market to serve those clusters that the Company believes present the most promising opportunities and then expanding in secondary clusters in a market.

     In general, before any customer premise equipment is deployed in a cluster, ART's sales personnel pre-sell its services by focusing on buildings with the highest concentrations of significant data users. The Company simultaneously seeks to obtain building access rights necessary to extend its network to these new customers. Once ART begins services to a cluster, ART continues to sell services in buildings where equipment has been deployed and will target additional buildings within the cluster. ART will then expand its network within the market by deploying additional clusters using the same process.

     ART believes that its data focus provides it with a significant advantage in selling its services. Sales of data services are technical in nature, and therefore, the Company has hired and continues to hire sales personnel in each market who are experienced in selling and implementing data services, rather than a sales force experienced in voice telephony. ART's data focus enables its direct sales personnel to tailor their selling efforts to a potential customer's information technology decision-marker, rather than the voice telephony decision-maker. ART expects that these information technology decision-makers will directly drive the demand for high-bandwidth broadband data services by its target customers.

     In order to increase the scope and speed of its market penetration, ART intends to supplement its direct sales efforts by utilizing various indirect sales channels. ART will seek to develop relationships with data-oriented sales agents, including local data network integrators and telecom resellers focusing on data. These sales agents could provide ART with access to a greater number of data-oriented business customers in each market. In addition to these traditional indirect sales channels. ART plans to continue marketing to nationally positioned property management companies to gain access to their tenants and to secure roof rights necessary to deploy ART's networks.

     ART also plans to seek relationships with a variety of telecommunications carriers to assist the Company in developing its networks, more rapidly penetrating its markets, reducing its operating costs, and creating additional revenue opportunities. The Company believes it would be an attractive partner for a variety of telecommunications carriers which may be willing to jointly deploy data networks and share capacity and revenue opportunities. For example, capacity-swaps between ART and domestic and international high-speed data carriers could be mutually advantageous, helping those carriers build high-speed, packet data networks using IP technology. Capacity-swaps with smaller fiber carriers and IXCs could provide the fiber carriers and IXCs with broadband local access. ART believes its high-speed, high-capacity connectivity also may be attractive to ISPs, helping them develop markets quickly, differentiate their service from other ISPs, increase their margins and serve higher volumes of customers.

Products and Services

     ART provides broadband Internet solutions. The Company is deploying its networks on an initial basis to support a comprehensive and fully-integrated product line that is designed to meet the broadband Internet telecommunications needs of business customers located off the fiber network.

     Internet Access. ART offers business customers an end-to-end Internet access solution by providing high-speed Internet access over ART's wireless data networks. ART's Internet Access offering ranges in speed from 64 kilobits per second to 10 megabits per second. ART is providing Internet service in conjunction with one or more Internet transit partners. ART intends to partner with additional Internet transit providers that are utilizing a private network access point ("PNAP") strategy. It is ART's belief that a PNAP configuration provides a higher speed Internet experience.

     Hosting Services. ART currently offers a shared web hosting service. The service is based on state-of-the-art servers and is located in an environmentally-controlled equipment room that is staffed 24 hours a day. The server farm is connected to the network via a redundant DS-3 backbone connection. ART is planning to offer dedicated web hosting service as well as collocation service for web hosting customers that require support for a stand-alone server or need support for a customer-owned server.

     Web Design Services. ART offers web design services for those customers that require assistance in creating and maintaining a web site.

     Remote Access Service. ART provides remote access services to customers who wish to access their local area network through the Internet or wish to remotely access the Internet.

     Internet Portal. ART offers a portal that is used by customers to access the Internet. The portal can be customized by geographic region and by the end-user's interests.

     Internet Value-Added Services. ART offers an array of value-added Internet services, including domain name service, IP Fax, local caching, e-mail service, web hosting, security services and news services.

     Gateway Services. ART's Gateway Services provide broadband connectivity between end-users or between a wholesale customer's networks. Gateway Services connect end-users' private networks, including remote office LAN and client server interconnectivity, integrated voice, multimedia and data offerings. Gateway services also enable ART to create virtual private networks ("VPNs") or intranets, facilitating enterprise-wide communications with local and national private networking capabilities. Gateway Services also offer end-users extranet services giving outside customers and clients access to specific elements within an end user's VPN or intranet. Gateway Services will support ATM, IP, Ethernet and Frame Relay technologies.

     Future Products and Services. ART plans to offer an array of other services which are currently under development. ART expects future Internet services will include security service and security consulting services, distributed network caching and electronic commerce services, IP voice and IP video conferencing service, multimedia streaming applications, network consulting and other value-added services as they are developed.

ART's Network

     ART is deploying a state-of-the-art packet-based broadband network using wireless facilities interfaced with the fiber backbone in metropolitan areas and nationally to provide end-to-end, high-bandwidth data services. ART has been building packet-switched, point-to-point fixed wireless BMANs using ATM, Ethernet, Frame Relay and IP technologies. ART intends to incorporate point-to-multipoint equipment as soon as it becomes commercially available.

     The network equipment uses digital wireless technology designed to deliver high-quality data services that ART believes is comparable in quality to fiber-based systems. The Company will use radio hubs to transmit to and receive signals from wireless equipment on customers' premises. The customers' premises equipment includes two components: (1) an integrated antenna/radio unit installed on the roof or an exterior wall and (2) the indoor customer interface equipment installed within the building. The radio/antenna unit will communicate with the hub via radio signal. The base stations hubs will have an average line-of-sight service radius of approximately one mile, depending on a number of factors such as power levels used and local weather environment. A point-to-multipoint hub will have the capability to support customers within line-of-sight in every direction within a 360 degree coverage area.

     The Company's point-to-multipoint hardware and network capacity will be shared among all the customers within the coverage area of a hub sector. A key feature of the Company's network architecture will be its ability to provide bandwidth-on-demand, giving customers as much or as little bandwidth as they need.

     Traffic between hub sites and the Company's ATM switching centers will be carried over a backhaul network that will be a combination of wireless links and fiber-optic transmission facilities, as appropriate. The Company expects to work with fiber network providers, through leasing arrangements or partnerships.

38 GHz Wireless Broadband Licenses

     The FCC has allocated the 38.6-40.0 GHz (the "38 GHz") band for wireless broadband transmissions consisting of fourteen 100 MHz channels for the provision of wireless telecommunications services within a specified geographic footprint.

     The Company owns 363 38 GHz licenses (excluding certain licenses being transferred pursuant to the option described below). Taken together, these licenses allow the Company to provide 38 GHz wireless broadband services in 210 U.S. markets, allowing it to provide between 100 and 500 MHz of transmission capacity in 90 of the top 100 U.S. markets. An option to acquire from the Company 12 38 GHz licenses in specified markets in which the Company has more than one license was exercised in June 1997, with closing subject to FCC approval. The Company has the right to be a reseller with respect to these licenses for a term of five years at market rates.

     The Company may selectively utilize other radio frequencies to provide its services under certain circumstances. The Company may seek to acquire additional licenses or businesses which hold licenses to expand its geographic footprint or to enhance its ability to provide service within its current markets.

Foreign Licenses

     Foreign subsidiaries of the Company have been granted broadband wireless authorizations covering Norway, Denmark and the United Kingdom which allow the provision of broadband wireless connectivity for communications services with certain limitations. Other foreign subsidiaries have applied for licenses in other countries. There can be no assurance that any of these entities will be able to acquire, retain or exploit licenses, comply with applicable license restrictions, obtain any other necessary governmental approvals, obtain financing, implement business plans or operate in any country on a profitable basis or at all.

Competition

     ART does not believe any other company is currently offering broadband Internet services to off-fiber businesses. However, ART faces significant competition from other entities that currently or could in the future deliver data services over copper wire, fiber and wireless networks, including ISPs, web hosting and web application providers, ILECs, CLECs, fiber service providers, cable television operators, wireless service providers and satellite communications companies. In addition, the consolidation of telecommunications companies and the formation of strategic alliances and cooperative relationships in the telecommunications and related industries, as well as the development of new technologies, could give rise to significant new competitors to the Company. The Company expects to compete primarily on the basis of responsiveness to customer needs, features, service, quality, price, high-speed services and reliability. There can be no assurance that the Company will be able to compete effectively in any of its market areas with any of its existing and potential competitors. Many of the Company's competitors have long-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than the Company. As a result, these competitors, among other things, may be able to develop and exploit new or emerging technologies or adapt to changes in customer requirements more quickly than the Company or devote greater resources to the marketing and sale of their services than the Company.

     ISPs. The Company faces significant competition from ISPs which deliver Internet access services as well as valued-added, web-based services. ART competes against Tier 1, Tier 2, and Tier 3 ISPs. Tier 1 ISPs generally have substantial brand recognition and a robust suite of value-added, web-based services. Tier 2 and Tier 3 ISPs have regional brand recognition and are expanding rapidly with low-cost services like digital subscriber line ("DSL") services.

     Web Hosting and Application Providers. The Company faces significant competition from web hosting and web application providers. These companies specialize in niche markets and offer value-added, web-based services that compete directly with ART's value-added services.

     ILECs' Copper Networks. The Company faces significant competition from incumbent LECs, which typically deliver data services over copper networks. Incumbent LECs have long-standing relationships with their customers and substantial name recognition. In addition, the incumbent LECs have employed or will likely employ digital subscriber line products such as ADSL (asymmetrical digital subscriber line), which is currently available. Commercial DSL services currently are limited to 7 megabits of throughput downstream and 1 megabit of throughput upstream. ART currently has the capability to provide much higher bandwidth.

     Fiber Networks. The Company also faces competition from expanding fiber-optic networks owned by incumbent and competitive LECs, IXCs, electric utilities and other companies. Many of these companies have greater name recognition and greater financial, technical and marketing resources than the Company. Fiber-optic service generally offers broadband connectivity that is comparable, if not superior to, the company's wireless broadband connections. In addition, fiber technology may enjoy a greater degree of market acceptance than wireless broadband technology.

     Coaxial Cable Networks. The Company is likely to face competition from cable television operators deploying cable modems, which provide high-speed data capability over installed coaxial cable television networks, and there can be no assurance that such competition will not be significant. Notwithstanding the cable industry's interest in rapid deployment of cable modems, the Company believes that in order to provide broadband capacity to a significant number of businesses and government users, cable operators will be required to spend significant time and capital in order to upgrade their existing networks to a more advanced hybrid fiber coaxial network architecture and to extend these networks to reach businesses. However, there can be no assurance that cable modems will not emerge as a significant source of competition.

     Other Fixed Wireless Networks. The Company also faces competition from other fixed wireless service providers within its market areas including WinStar Communications, Inc., Teleport Communications Group, Inc. ("TCG") and Teligent, Inc. ("Teligent"). In many cases, one or all of these service providers hold licenses to operate in the Company's market areas. WinStar and Teligent have positioned themselves as wireless CLECs, and therefore will compete with the Company in offering off-fiber connectivity to businesses and buildings, with the potential to offer broadband data services. TCG, which AT&T has acquired, also has the ability to provide wireless broadband services. All three companies have substantially greater financial resources than the Company.

     Various other entities also have 38 GHz and other wireless broadband licenses. Due to the relative ease and speed of deployment of fixed wireless technology, the Company could face intense price competition and competition for customers from other service providers.

     The Company also faces potential competition from new entrants acquiring licenses from FCC auctions. The FCC has recently auctioned 28 GHZ LMDS licenses in all markets for the provision of high-capacity, wide-area fixed wireless point-to-multipoint systems. LMDS licensees may use the spectrum to offer a variety of services such as multichannel video programming, telephony, video communications and data services in competition with the Company. The FCC has announced an auction of geographical wide area licenses for the operation of fixed wireless point-to-point and point-to-multipoint communications services in the 38 GHz band.

     MMDS service, provided at the 2 GHz spectrum band, also known as "wireless cable," and ISM service also compete for metropolitan wireless broadband services. At present, wireless cable licenses are used primarily for the distribution of video programming and have only a limited capability to provide two-way communications needed for wireless broadband telecommunications services, but there can be no assurance that this will continue to be the case.

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

     Mobile Wireless Networks. Cellular, personal communications services and other mobile service providers may also offer data services over their licensed frequencies. The FCC has also allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices, which may provide competition to the Company particularly for certain low-speed data transmission services. However, ART has positioned itself to provide high-speed Internet services, and mobile wireless networks generally offer lower transmission speeds.

     Satellite Networks. Many other companies have filed applications with the FCC to develop global broadband satellite systems which may be used to provide broadband voice and date services. Satellite is currently a broadcast medium in which two-way communications are not readily available. However, if the satellite providers can develop two-way communications, this could represent a significant competitive threat.

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

Federal Regulation

     FCC Licensing. The Communications Act of 1934, as amended, and the FCC Rules and Regulations ("Communications Laws") impose requirements on radio licensees and carriers, including, among other things, regulations on the ownership, operation, acquisition and sale of the broadband operating radio systems that are needed to provide the services offered by the Company. On October 24, 1997, the FCC issued a Report and Order and Second Notice of Proposed Rulemaking ("Order") that substantially modified the regulations applied to 38 GHz licensees, such as the Company. The Order allocated new spectrum at 37.0-38.6 GHz; conformed the rules for operation in the 37.0-38.6 GHz band with the rules for operation in the 38.6-40.0 GHz band; modified certain operational rules for both bands; adopted a competitive bidding licensing scheme for authorizing new spectrum in these bands over geographic areas defined by the Rand-McNally Basic Trading Areas ("BTAs") and, adopted rules for the protection of incumbent licensees, such as the Company.

     The new operational rules generally expand the flexibility of licensees operating in the 37.0-40.0 GHz band. For example, licensees are now permitted to offer point-to-multipoint and point to point services, and will be permitted to provide mobile services upon adoption of inter-licensee coordination policies.

     All of the 38 GHz licenses owned or to be acquired by the Company are due to expire in February of 2001. Under the new operational rules, the Company will be entitled to a "renewal expectancy," a dispositive preference in renewal proceedings, for a license if the Company can demonstrate that it is providing "substantial service" within the licensed area when it files its renewal application. The FCC has not provided definitive guidance on what level of service is considered "substantial." If the Company were not to receive a renewal expectancy, the Company's operations could be adversely affected.

     Under the FCC's rules, the Company is also subject to certain build-out requirements. The Company must construct facilities to place each licensed station in operation within 18 months of the date of grant of the license. Although, under current FCC regulations, the term "in operation" is not defined beyond the requirement that the station be capable of providing service, the industry custom is to establish at least one link between two transceivers in each licensed market area. Failure to meet the construction deadline results in the automatic cancellation of the license. In addition, if a station does not transmit operational traffic (not test or maintenance signals) for a consecutive period of twelve months at any time after construction is complete, or if removal of equipment or facilities renders the station incapable of providing service, the license is subject to cancellation or forfeiture, absent a waiver of the FCC's rules.

     Petitions for reconsideration of various aspects of the Order, including but not limited to the treatment of pending applications and amendments, have been filed by a number of parties, including the Company. It is not possible to determine when the FCC will act on these petitions or what changes, if any, will be made to the final rules. Thus, there can be no assurance that the final rules will not have a material adverse effect on the Company's operations.

     The FCC has not yet scheduled an auction for licenses in the 37.0-40.0 GHz band. The Company has not made a determination as to whether it would seek additional licenses in the event of an auction.

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

Research and Development

     During 1998, 1997 and 1996, the Company spent $593,595, $421,236 and
$1,269,579, respectively, with respect to research and development.

Employees

     As of March 1, 1999 the Company had a total of 133 employees. None of the Company's employees is represented by a collective bargaining agreement.


ITEM 2.  PROPERTIES

     The Company leases approximately 57,443 square feet of office, technical operations and engineering field services depot space in Bellevue, Washington, under leases expiring in April and May 2002 of which 5,227 square feet has been subleased. In addition, the Company also leases approximately 31,000 square feet of office space in 8 cities nationwide of which 12,822 square feet has been subleased.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any matter to a vote of the security holders during the fourth quarter of the 1998 fiscal year.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

Name                        Age     Position
----                        ---     --------
Henry C. Hirsch..............57     Chairman of the Board of Directors and Chief Executive Officer
William J. Maxwell...........56     President and Chief Operating Officer
Thomas P. Boyhan.............54     Executive Vice President, Sales and Marketing
Robert S. McCambridge........40     Executive Vice President, Chief Financial Officer
George R. Olexa..............43     Executive Vice President, Chief Technology Officer

     Henry C. Hirsch has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since November 1997. From 1996 to 1997, Mr. Hirsch was the Vice Chairman and Chief Executive Officer of Williams Communications Group, a wholly-owned subsidiary of The Williams Companies that provides businesses with enterprise network solutions, services and advanced multimedia applications. From 1992 to 1996, Mr. Hirsch served as President and Chief Operating Officer of WilTel, a nationwide systems integration company. From 1989 to 1992, he was Executive Vice President of Sales and Marketing as well as Chief Financial Officer of WilTel.

     William J. Maxwell has served as President and Chief Operating Officer since October 1998 and previously as Executive Vice President of Strategic Planning, Sales and Marketing of the Company since December 1997. From 1992 to 1997, Mr. Maxwell was Executive Vice President of ICG Communications Inc. and the President and Chief Executive Officer of ICG Telecom Group. From 1991 to 1992, Mr. Maxwell was the senior marketing executive with WilTel. From 1989 to 1991, Mr. Maxwell was the President and Chief Executive Officer of MidAmerican Communications Corporation, a regional long distance company.

     Thomas P. Boyhan has served as Executive Vice President, Sales and Marketing of the Company since September, 1998. From January 1997 to August 1998, Mr. Boyhan was Senior Vice President, National Account Sales of William's Communications Solutions, a national $1.3 billion systems integration company, 70 percent owned by William's Communications Group, Inc. From July 1994 to December 1997, Mr. Boyhan was Vice President, Global Accounts of WilTel. From February 1991 to June 1994, Mr. Boyhan was Director of Sales, Eastern U.S. Region of Bell South Communications.

     Robert S. McCambridge has served as Executive Vice President and Chief Financial Officer of the Company since October 1998. From September 1996 to October 1998, Mr. McCambridge was Executive Vice President and earlier Vice President and Chief Financial Officer of One Comm, formerly Cable Plus Holding Company. From May 1995 to September 1996, Mr. McCambridge was President of the Robert S. McCambridge Company. From March 1994 to May 1995 Mr. McCambridge was Senior Vice President and Director of Pacific Northwest Corporate Finance of Dain Bosworth Inc. From December 1991 to January 1994 Mr. McCambridge was Treasurer and Vice President of Corporate Development of Cerdian Corporation, formerly Control Data Corporation.

     George R. Olexa has served as Executive Vice President and Chief Technology Officer since February 1998. From 1996 to 1997, Mr. Olexa was Chief Operating Officer at Superconducting Core Technologies, a high-technology equipment manufacturer for the telecommunications industry, supplying high-performance, superconducting filters and cryoelectronics for wireless infrastructures. From 1993 to 1996, Mr Olexa served as Executive Vice President of Engineering of Dial Call. From 1988 to 1993, he was Executive Director of Network Engineering and Technology Applications for PacTel Cellular.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     ART's common stock is traded in the over-the-counter market and is reported on the Nasdaq National Market under the symbol "ARTT." The following table sets forth for the periods indicated the high and low bid information of the common stock as reported on the Nasdaq National Market. Such transactions reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                            PRICE RANGE
                                                            -----------
                                                       High             Low
                                                       ----             ---

     1997 First Quarter........................      $14.625           $10.375
          Second Quarter.......................      $11.250            $6.625
          Third Quarter........................      $ 9.500            $6.313
          Fourth Quarter.......................      $10.625            $7.500

     1998 First Quarter........................      $17.000            $7.500
          Second Quarter.......................      $16.375            $9.688
          Third Quarter........................      $10.000            $2.938
          Fourth Quarter.......................       $7.500            $2.125

     On April 12, 1999, the last sale price of common stock as reported on the Nasdaq National Market was $12.9375 per share. As of April 12, 1999 there were 136 record holders of ART's common stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data presented below as of December 31, 1994, 1995, 1996, 1997 and 1998 and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 were derived from and should be read in conjunction with the audited financial statements of the Company.

                                                                              Year ended December 31
                                              ---------------------------------------------------------------------------------
                                                   1994             1995             1996             1997             1998
                                              -------------    -------------    -------------    -------------    -------------
Statement of Operations Data:
Service revenue ............................  $          --    $       5,793    $     247,116    $     708,883    $     840,822
Equipment sales and construction revenue ...             --               --        2,660,811          396,970               --
Consulting revenue .........................        137,489               --               --               --               --
Technical and network operations expenses ..             --               --        3,402,948        7,252,512        8,603,576
Cost of equipment sales and construction ...             --               --        1,590,779          254,444
Sales and marketing expenses ...............             --          191,693        5,548,584       13,469,898        5,679,222
General and administrative expenses ........        253,453        2,911,273       12,896,134       12,789,866       11,992,874
Research and development expenses ..........             --               --        1,269,579          421,236          593,595
Equipment impairment .......................             --               --               --        7,166,920        2,753,105
Depreciation and amortization ..............          8,281           15,684        1,017,959        6,018,172        7,354,378
Loss from operations .......................       (124,245)      (3,112,857)     (22,818,056)     (46,266,995)     (36,135,928)
Interest and other expenses, net ...........          4,375          121,986        6,512,251       16,817,180       19,978,994
Income tax benefit .........................             --               --               --        1,355,249        9,132,237
Extraordinary loss .........................             --               --        1,339,996               --               --
Net loss ...................................       (128,620)      (3,234,843)     (30,670,303)     (61,728,926)     (46,982,685)
Basic and diluted net loss per share .......          (0.04)           (0.54)           (3.97)           (3.23)           (1.89)
Weighted average number of shares of
     common stock outstanding ..............      3,337,685        5,946,338        7,717,755       19,083,304       24,890,177

Other Financial Data:
EBITDA (1) .................................  $    (115,964)   $  (2,007,568)   $ (14,348,920)   $ (30,811,151)     (25,186,686)
Capital expenditures .......................          5,175        3,585,144       16,631,451       16,685,436       11,049,743

                                                                                As of December 31
                                              ---------------------------------------------------------------------------------
                                                    1994            1995             1996             1997             1998
                                              -------------    -------------    -------------    -------------    -------------
Balance Sheet Data:
Working capital surplus (deficit) ..........  $     (76,556)   $  (3,008,510)   $  (9,623,905)   $  25,608,821    $  (2,930,428)
Property and equipment, net ................          3,448        3,581,561       19,303,849       25,294,946       33,202,310
FCC licenses, net ..........................             --        4,235,734        4,330,906      131,210,102      186,513,591
Total assets ...............................         42,611        9,876,559       36,648,701      232,559,749      265,721,291
Long-term debt .............................             --        6,450,000        4,977,246      108,299,359      118,371,245
Accumulated deficit ........................       (135,214)      (3,370,057)     (34,040,360)     (95,769,286)    (142,751,971)
Total stockholders' equity (deficit) .......        (39,078)        (312,860)      19,949,920       76,257,063       82,354,920

------------
(1) EBITDA consists of loss before interest and financing expense (net of interest income), income tax expense, depreciation and amortization expense, non-cash compensation expense, non-cash equipment charges and non-cash market development expense. EBITDA is not intended to represent cash flows from operating activities, as determined in accordance with generally accepted accounting principles. EBITDA should not be considered as an alternative to, or more meaningful than, operating income or loss, net income or loss or cash flow as an indicator of the Company's performance. Not all companies calculate EBITDA in the same fashion and therefore EBITDA as presented may not be comparable to other similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Quarters and Significant Provisions

The Company has restated its interim financial results for the first, second and third quarters of fiscal 1998 as a result of a change in tax law that was not previously considered, which increased the net operating loss carryforward period from 15 to 20 years. As a result of this and an increase in the Company's tax liability accrual, the 1998 year end results reflected in this report differ from the unaudited results previously reported by the Company.

The following table presents a summary of unaudited quarterly financial information for the three quarters of fiscal 1998, as reported and as restated.

                                       Three Months Ended             Three Months Ended             Three Months Ended
                                         March 31, 1998                  June 30, 1998               September 30, 1998
                                 ----------------------------    ----------------------------    ----------------------------
                                  Previously          As          Previously          As          Previously          As
                                   Reported        Restated        Reported        Restated        Reported        Restated
                                 ------------    ------------    ------------    ------------    ------------    ------------
Total revenue ................   $    236,557    $    236,557    $    205,770    $    205,770    $    186,756    $    186,756
Total operating
  costs and expenses .........      7,089,860       7,089,860       7,370,331       7,370,331      10,660,279      10,660,279
                                 ------------    ------------    ------------    ------------    ------------    ------------
Operating loss ...............     (6,853,303)     (6,853,303)     (7,164,561)     (7,164,561)    (10,473,523)    (10,473,523)
Total interest and other .....      4,299,281       4,299,281       4,614,100       4,614,100       5,170,632       5,170,632
                                 ------------    ------------    ------------    ------------    ------------    ------------
Loss before income taxes .....    (11,152,584)    (11,152,584)    (11,778,661)    (11,778,661)    (15,644,155)    (15,644,155)
Deferred income tax benefit ..        329,170       2,051,789       1,464,053       2,207,090         808,974       1,936,645
                                 ------------    ------------    ------------    ------------    ------------    ------------
Net loss .....................   $(10,823,414)   $ (9,100,795)   $(10,314,608)   $ (9,571,571)   $(14,835,181)   $(13,707,510)
                                 ============    ============    ============    ============    ============    ============

Basic and diluted net loss
  per common share ...........   $      (0.50)   $      (0.42)   $      (0.42)   $      (0.39)   $      (0.56)   $      (0.51)
                                 ============    ============    ============    ============    ============    ============
Weighted average common
  shares .....................     21,736,800      21,736,800      24,332,349      24,332,349      26,701,030      26,701,030
                                 ============    ============    ============    ============    ============    ============

Overview

     From its inception in 1993 to the fourth quarter of 1996, the Company primarily focused on acquiring licenses, hiring management and other key personnel, raising capital, acquiring equipment and roof rights and developing operating and support systems to support its initial business of selling connectivity to various telecommunications companies as a wholesale carriers' carrier, which the Company commenced in the fourth quarter of 1996. Following the establishment of a new core management team, the Company altered its strategy in the first quarter of 1998 to sell a variety of broadband Internet services to end-user customers and to deploy a broadband data network. The results from operations in 1997 reflect a business no longer being pursued by the Company. During the year ended December 31, 1998, ART began offering its Internet services in the Seattle, Washington, Portland, Oregon and Phoenix, Arizona areas and, as such, revenues to date have been limited.

Results of Operations

1998 Compared to 1997

     Revenue for 1998, was approximately $0.8 million compared to approximately $1.1 million for the same period in 1997. The revenue for 1997 included approximately $0.4 million of non-recurring equipment sales and construction revenue associated with radio links installed for a third party.

     Operating costs and expenses were approximately $37.0 million for 1998, compared to approximately $47.4 million in 1997. The Company initiated certain restructuring activities in the third and fourth quarters of 1997 to align the Company's organization more closely with its marketing and business development plans and to conserve capital resources. While such restructuring activities reduced certain expenses, in future periods the Company expects increases in expenses for network operations and sales and marketing as the Company implements its business plan. During 1998, the Company recorded approximately $650,000 of non-recurring severance expenses and non-cash compensation charges of approximately $657,500 with respect to a deferred stock grant. In 1997, the Company incurred a charge of approximately $1.2 million with respect to a deferred stock grant and other compensation expenses. The Company incurred non-recurring severance and office closure costs of approximately $1.0 million in the third and fourth quarters of 1997. Cost of equipment sales and construction of approximately $0.3 million incurred in the 1997 period related to non-recurring equipment sales and construction revenue. During the fourth quarter of 1998, the Company recorded an additional accrued liability for sales and property taxes of approximately $3.3 million, of which approximately $2.4 million was charged to operations in the fourth quarter of 1998. Depreciation and amortization was approximately $7.4 million for 1998, compared to approximately $6.0 million for 1997. The increase was primarily due to amortization of additional FCC licenses and equipment placed in service. In 1998, the Company recorded approximately $2.8 million to write down equipment which is not expected to be utilized in its broadband data network. In 1997, the Company recorded an equipment charge of approximately $8.1 million, which included a charge of approximately $7.2 million to write down equipment not expected to be utilized in its broadband data network. The Company expects to record an additional charge of approximately $6.4 million in the first quarter of 1999 to write down the carrying value of additional equipment which the Company determined, in the first quarter of 1999, will not be used in its broadband data network build out.

     Net interest and other expenses were approximately $20.0 million for 1998 compared to approximately $16.8 million for 1997. Included in net interest and other expenses for 1998 was a charge of approximately $448,000 related to an unsuccessful high yield debt offering and a charge of approximately $1.0 million related to the amortization of deferred financing costs related to the financing commitment under the Working Capital Facility (defined below). Included in net interest and other expenses for 1997 was approximately $2.7 million related to a financing commitment which was terminated in 1997 upon the sale of the Company's 14% Senior Notes due 2007 (the "Senior Notes"). Interest expense will also increase in future quarters as a result of borrowings under the Working Capital Facility and Purchase Money Facility (defined below).

     Deferred income tax benefit was approximately $9.1 million for 1998 compared to approximately $1.4 million in 1997 as a result of a change in tax law which increased the net operating loss carryforward period from 15 to 20 years.

1997 Compared to 1996

     Revenues for the year ended December 31, 1997 were approximately $1.1 million compared to $2.9 million in 1996. Included in revenues was approximately $0.4 million in 1997 and $2.7 million in 1996 representing non-recurring sales and construction revenue associated with radio links installed for a third party.

     Operating costs and expenses were approximately $47.4 million for the year ended December 31, 1997 compared to approximately $25.7 million in 1996. The increase was primarily due to an overall increase in expenses associated with the commencement of commercial operations. Included in operating costs and expenses for 1997 and 1996 was approximately $0.3 million and $1.6 million, respectively, related to non-recurring sales and construction revenue. Sales and marketing expenses in 1996 included a $1.1 million charge relating to a distribution agreement. General and administrative expenses in 1996 included $7.6 million of non-cash compensation charges, including $6.8 million related to release of escrowed shares to executive officers. In connection with employment arrangements with its new Chairman and Chief Executive Officer, the Company incurred a charge of approximately $1.2 million in 1997 with respect to a deferred stock grant and other expenses. During 1997 the Company recorded $8.1 million of non-cash equipment charges, including approximately $7.2 million to write down certain radio equipment that is not expected to be an integral part of the Company's broadband data network. The Company incurred non-recurring severance and office closure costs of approximately $1.0 million in the third and fourth quarters of 1997 in connection with management-initiated restructuring activities intended to align the Company's organization with its marketing and business development plans and to conserve capital resources. Depreciation and amortization was approximately $6.0 million for 1997 compared to approximately $1.0 million in 1996. The increase was due to additional equipment placed in service and amortization of FCC licenses.

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

Liquidity and Capital Resources

     Through December 31, 1998, funding for the Company's acquisitions, capital expenditures and net operating losses has been provided from private placements of equity and bridge financings in 1994 through 1996, the Company's initial public offering in November 1996, the Company's public offering of units consisting of its Senior Notes and warrants in February 1997, and the borrowings from Lucent Technologies Inc. ("Lucent") described below in 1998. Approximately $51 million of the approximately $130 million net proceeds from the sale of the units was used to purchase a portfolio of U.S. Treasury securities that will provide for interest payments on the Senior Notes through February 2000. Because the Senior Notes have "significant original issue discount" for tax purposes, the Company will not be able to deduct the interest expense related to the accretion of this original issue discount for tax purposes.

     During 1998 and 1997, the Company issued approximately 4.5 million and 6 million shares of common stock, respectively to acquire certain FCC licenses. In addition, as of December 31, 1998, the Company had agreements to acquire certain additional FCC licenses for cash of approximately $4.3 million and other FCC licenses for approximately 154,000 shares of common stock, which were consummated subsequent to December 31, 1998. The Company may continue to acquire additional licenses in exchange for common stock or cash.

     An option to acquire from the Company 12 38 GHz licenses in specified markets in which the Company has more than one license was exercised in June 1997, with closing subject to FCC approval. The Company would receive approximately $7.0 million on closing of such transaction.

     In September 1998, the Company and Lucent entered into a credit facility (the "Working Capital Facility") for Lucent to provide the Company with up to $25 million of unsecured revolving loans for working capital purposes. As of December 31, 1998, the Company had drawn $17.5 million under the Working Capital Facility and subsequent to December 31, 1998 has drawn the remaining $7.5 million. Loans made pursuant to the Working Capital Facility are due June 30, 1999, unless extended by Lucent to no later than September 17, 1999. The terms of the Working Capital Facility require ART to apply debt or equity capital raised by ART in excess of $50 million to permanently repay the Working Capital Facility.

     In September 1998, the Company and Lucent entered into a purchase money credit facility (the "Purchase Money Facility") setting forth the terms and conditions under which Lucent will provide purchase money financing in an aggregate amount of up to $200 million, to be used to finance the purchase of the Company's data network from Lucent. The Company has borrowed $10 million in initial purchase money loans (the "Initial Purchase Money Loans") under the Purchase Money Facility. No additional amounts are currently available to the Company under the Purchase Money Facility. Subject to certain conditions, including ART's raising at least $50 million of certain debt or equity capital and repayment and termination of the Working Capital Facility, Lucent will make available purchase money loans equal to 200% of the aggregate capital raised, not to exceed $200 million (including the $10 million Initial Purchase Money Loans). There can be no assurance that the funding contemplated by the Purchase Money Facility will become available to ART.

     In July 1998, ART and Lucent entered into a definitive purchase agreement (the "Lucent Purchase Agreement"), which amended and restated the Company's purchase agreement with Lucent entered into in April 1998, under which Lucent will design, engineer and construct the Company's wireless broadband data network. The Company's purchase commitment under the Lucent Purchase Agreement is initially $240 million upon the availability from Lucent of $200 million of purchase money loans under the Purchase Money Facility, and increases to $1.2 billion if Lucent agrees to increase the amount of ART's purchase money loans to $600 million on terms that are acceptable to ART. The Company's commitment is subject to various other terms and conditions, including the availability of additional financing on terms that are acceptable to ART. Subsequent to December 31, 1998, the Company issued a purchase order for certain wireless network equipment in the amount of $5 million under the Lucent Purchase Agreement.

     The Company will require significant additional capital to fully fund its operations and its long-term broadband data network buildout and business plan. The Company currently estimates that it will require in excess of $1 billion over the next several years to fund capital expenditures, working capital and operations. The Company has limited financial resources, has incurred recurring losses from operations since inception and does not expect to generate significant operating revenues in the near term. The Company's ability to continue as a going concern at least through December 31, 1999, which includes funding of its operations and business plan, the repayment of the $25 million Working Capital Facility and funding of its contractual commitments, is dependent upon its ability to raise additional financing. The Company has engaged investment bankers to assist it in obtaining financing and is in negotiations with potential investors to provide equity financing. However, there can be no assurance that the Company will be successful in its efforts to obtain such financing, or, if available, that it will be able to obtain it on acceptable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company's State of Readiness

     The Company has implemented a survey to identify Year 2000 issues in three areas: (i) financial and information technology systems (ii) non-IT network equipment and (iii) third-party vendors and suppliers. The Company believes its financial and information technology systems and its non-IT equipment will be Year 2000 compliant by the end of 1999.

     Because the Company's financial and information technology systems are relatively new, having been purchased in 1996 or thereafter, the Company does not expect to uncover any material noncompliant systems. The Company completed its survey of financial and information technology systems in the first quarter of 1999. As a result of the survey, the Company does not believe there are any material noncompliant systems. However, the Company is conducting detailed verification testing to confirm the results of its survey. If Year 2000 issues are discovered, the Company will evaluate and prioritize the problems. The Company expects to coordinate any Year 2000 problems with the vendors that supplied the noncompliant systems. The Company expects that any remediation efforts would continue through mid-1999. However, there can be no assurance that the Company's survey will identify all Year 2000 problems in these systems or that the necessary corrective actions will be completed in a timely manner.

     The Company has received warranties from its network equipment suppliers and integrators, including Lucent, that the Company's non-IT network equipment is Year 2000 compliant. In addition, the tests conducted by the Company before accepting delivery of such network equipment are designed to confirm whether the equipment is Year 2000 compliant. Based on these warranties and acceptance tests, the Company does not plan to take further action to ascertain whether its network equipment is Year 2000 compliant. However, there can be no assurance that this equipment will be Year 2000 compliant as warranted or that the acceptance tests will identify all Year 2000 problems. In addition, the Year 2000 warranties that the Company has received limit the damages that the Company would be able to recover if such systems were not Year 2000 compliant. The Company is also reviewing the Year 2000 compatibility of its network management software. If the Company discovers that this software is not Year 2000 compliant, it expects to coordinate its remediation efforts with the software provider to remediate the system. The Company expects that these remediation efforts, if any, will continue through mid-1999.

     The Company's survey is also assessing the Company's vulnerability to the Year 2000 problems of third-party service suppliers and is communicating with suppliers regarding the problem. The Company relies on third-party suppliers to deliver fiber telecommunications links, Internet access, network equipment, banking services and payroll services. The Company also intends to develop new relationships with several providers of fiber-optic telecommunications service, Internet service providers, telecommunications resellers and other companies in the telecommunications industry. The Company intends to continuously identify and prioritize critical suppliers and communicate with them about their plans and progress in addressing the Year 2000 problem.

The Company's Year 2000 Risk

     Based on the efforts described above, the Company currently believes that its systems will be Year 2000 compliant in a timely manner. The Company completed its survey of financial and information technology systems and non-IT systems in the first quarter of 1999 and expects to complete any remediation efforts by the end of the third quarter 1999. However, there can be no assurance that all Year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate such Year 2000 problems in a timely manner could have a material adverse effect on the Company's results of operations, financial position or cash flow.

     In addition, the Company believes that there is a risk relating to significant service suppliers' failure to remediate their Year 2000 issues in a timely manner. Although the Company is communicating with its suppliers regarding the Year 2000 problem, the Company does not know whether these suppliers' systems will be Year 2000 compliant in a timely manner. Like most telecommunications providers, the Company's ability to provide service is dependent on key suppliers and equipment vendors. If one or more significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow.

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

Costs of Year 2000 Remediation

     As of December 31, 1998, the Company has not incurred material costs related to the Year 2000 problem, and does not expect to in the future. The Company has not deferred other information technology projects due to Year 2000 expenses, and does not expect to defer such projects in the future. However, there can be no assurance that the costs associated with the Year 2000 problem will not be greater than anticipated.

     Readers are cautioned that forward-looking statements contained in the Year 2000 Disclosure should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement" below.

Cautionary Statement

     This Item and other Items in this Report include "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such statements made by the Company are not guarantees of future performance and that known and unknown risks, uncertainties and other factors including those risk factors identified in Exhibit 99 to this Report may cause actual results to differ materially from those in the forward-looking statements. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Advanced Radio Telecom Corp.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Advanced Radio Telecom Corp. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited financial resources, requires significant additional capital to fund its operations and business plan and has incurred recurring losses from operations since inception and does not expect to generate significant operating revenues in the near term. The Company's continued funding of its operations and business plan is dependent upon its ability to raise additional financing. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PriceWaterhouseCoopers LLP


Seattle, Washington
March 29, 1999

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1998 and 1997

                                                                                1998             1997
                                                                            -------------    -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents ..........................................   $  11,864,218    $   7,135,427
     Short-term investments .............................................                       18,210,220
     Pledged securities .................................................      18,504,263       18,517,640
     Restricted cash ....................................................          32,060        1,032,060
     Accounts receivable ................................................         125,976          199,316
     Prepaid expenses and other current assets ..........................         681,468          112,825
                                                                            -------------    -------------
                  Total current assets ..................................      31,207,985       45,207,488
Pledged securities ......................................................       8,854,569       25,842,275
Property and equipment, net .............................................      33,202,310       25,294,946
FCC licenses, net .......................................................     186,513,591      131,210,102
Deferred financing costs, net ...........................................       5,503,172        4,502,330
Other assets ............................................................         439,664          502,608
                                                                            -------------    -------------
         Total assets ...................................................   $ 265,721,291    $ 232,559,749
                                                                            =============    =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Working capital facility ...........................................   $  16,229,121
     Book overdraft .....................................................                    $   3,055,759
     Trade accounts payable .............................................       2,533,612        3,067,984
     Accrued compensation and benefits ..................................       2,936,454        1,775,646
     Other accrued liabilities ..........................................       4,759,689        3,109,631
     Accrued interest payable ...........................................       7,154,224        7,113,391
     Current portion of long-term debt ..................................         525,313        1,476,256
                                                                            -------------    -------------
         Total current liabilities ......................................      34,138,413       19,598,667
Long-term debt, net of current portion ..................................     117,845,932      106,823,103
Deferred income tax liabilities .........................................      31,382,026       29,880,916
                                                                            -------------    -------------
         Total liabilities ..............................................     183,366,371      156,302,686
                                                                            -------------    -------------

Commitments and contingencies (Note 9)

Stockholders' equity:
         Common stock, $.001 par value, 100,000,000 shares authorized,
                  26,707,036 and 21,429,485 shares issued and outstanding          26,707           21,429
     Additional paid-in capital .........................................     225,967,684      172,892,420
     Note receivable from stockholder ...................................        (887,500)        (887,500)
     Accumulated deficit ................................................    (142,751,971)     (95,769,286)
                                                                            -------------    -------------
         Total stockholders' equity .....................................      82,354,920       76,257,063
                                                                            -------------    -------------
              Total liabilities and stockholders' equity ................   $ 265,721,291    $ 232,559,749
                                                                            =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             for the years ended December 31, 1998, 1997 and 1996

                                                                        1998            1997            1996
                                                                    ------------    ------------    ------------
Service revenue .................................................   $    840,822    $    708,883    $    247,116
Equipment sales and construction revenue ........................                        396,970       2,660,811
                                                                    ------------    ------------    ------------
         Total revenue ..........................................        840,822       1,105,853       2,907,927
                                                                    ------------    ------------    ------------
Costs and expenses:
     Technical and network operations ...........................      8,603,576       7,252,512       3,402,948
     Cost of equipment sales and construction ...................                        254,444       1,590,779
     Sales and marketing ........................................      5,679,222      13,469,898       5,548,584
     General and administrative .................................     11,992,874      12,789,866      12,896,134
     Research and development ...................................        593,595         421,236       1,269,579
     Equipment impairment .......................................      2,753,105       7,166,720
     Depreciation and amortization ..............................      7,354,378       6,018,172       1,017,959
                                                                    ------------    ------------    ------------
         Total operating costs and expenses .....................     36,976,750      47,372,848      25,725,983
                                                                    ------------    ------------    ------------
Operating loss ..................................................    (36,135,928)    (46,266,995)    (22,818,056)

Interest and other:
     Interest expense ...........................................     21,173,374      18,931,303       1,695,489
     Financing commitment expense ...............................      1,004,393       2,699,881       3,687,644
     Interest income ............................................     (2,693,257)     (4,814,004)       (118,882)
     Other ......................................................        494,484                       1,248,000
                                                                    ------------    ------------    ------------
         Loss before income taxes and extraordinary item ........    (56,114,922)    (63,084,175)    (29,330,307)

Deferred income tax benefit .....................................      9,132,237       1,355,249
                                                                    ------------    ------------    ------------
         Loss before extraordinary item .........................    (46,982,685)    (61,728,926)    (29,330,307)
Extraordinary loss on early retirement of debt ..................                                     (1,339,996)
                                                                    ------------    ------------    ------------
         Net loss ...............................................   $(46,982,685)   $(61,728,926)   $(30,670,303)
                                                                    ============    ============    ============


Basic and diluted loss per common share before extraordinary item   $      (1.89)   $      (3.23)   $      (3.80)
Basic and diluted extraordinary loss per common share ...........                                          (0.17)
                                                                    ------------    ------------    ------------
Basic and diluted net loss per common share .....................   $      (1.89)   $      (3.23)   $      (3.97)
                                                                    ============    ============    ============

         Weighted average common shares .........................     24,890,177      19,083,304       7,717,755
                                                                    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

             for the years ended December 31, 1998, 1997 and 1996

                                                                                                        Serial
                                                                    Common Stock                    Preferred Stock
                                                             --------------------------          ------------------------
                                                               Shares       Par Value            Shares       Par Value
                                                             ---------    -------------          -------    -------------
Balance, December 31, 1995 ...........................       6,529,975       $ 6,530               488,492          $ 488
Issuance of serial preferred stock for cash ..........                                             232,826            233
Shares issued to reflect anti-dilution adjustments ...          56,984            57               150,740            151
Issuance of serial preferred stock and warrants
 in exchange for cash and the strategic
 distribution agreement ..............................                                              48,893             49
Preferred stock issuance costs .......................
Increase in additional paid-in capital as a result
 of the release of Escrow Shares .....................
Value ascribed to the equipment financing warrants ...
Value ascribed to the bridge financing warrants ......
Issuance of common stock in an initial public offering       2,300,500         2,301
Initial public offering common stock issuance costs ..
Conversion of preferred stock to common stock
 in connection with the initial public offering ......       4,353,587         4,353              (920,951)          (921)
Value ascribed to the CIBC Warrants ..................
Accrued stock option compensation ....................
Warrants exercised ...................................         318,374           318
Net loss .............................................
                                                            ----------       -------              --------           ----
Balance, December 31, 1996 ...........................      13,559,420        13,559
Common stock issued in connection with the
  acquisition of the CommcoCCC, Inc. licenses ........       6,000,000         6,000
Value ascribed to warrants issued with
  Senior Notes .......................................
Warrant issuance costs ...............................
Accrued stock option compensation ....................
Stock options exercised ..............................         286,100           286
Warrants exercised ...................................       1,583,965         1,584
Common stock issuable for note receivable
 from stockholder ....................................
Common stock issuable under employment agreement .....
Net loss .............................................
                                                            ----------       -------              --------           ----
Balance December 31, 1997 ............................      21,429,485       $21,429
Common stock issued in connection with the
  acquisition of certain FCC licenses ................       4,529,519         4,530
Common stock issued for note receivable
 from stockholder ....................................         100,000           100
Value ascribed to warrants issued in connection
  with the working capital facility ..................
Warrants exercised ...................................         632,314           632
Stock options exercised ..............................          15,718            16
Accrued stock option compensation ....................
Common stock issuable under employment
  agreements .........................................
Net loss .............................................
                                                            ----------       -------              --------           ----
Balance December 31, 1998 ............................      26,707,036       $26,707
                                                            ==========       =======              ========           ====

                                                                               Note
                                                             Additional      Receivable
                                                              Paid-In          from          Accumulated
                                                              Capital       Stockholder        Deficit            Total
                                                           ------------     -----------     ------------       -----------
Balance, December 31, 1995 ...........................     $  3,050,179                     $ (3,370,057)      $  (312,860)
Issuance of serial preferred stock for cash ..........        4,672,953                                          4,673,186
Shares issued to reflect anti-dilution adjustments ...             (208)
Issuance of serial preferred stock and warrants
 in exchange for cash and the strategic
 distribution agreement ..............................        3,552,951                                          3,553,000
Preferred stock issuance costs .......................         (150,000)                                          (150,000)
Increase in additional paid-in capital as a result
 of the release of Escrow Shares .....................        6,795,514                                          6,795,514
Value ascribed to the equipment financing warrants ...          484,937                                            484,937
Value ascribed to the bridge financing warrants ......        1,795,533                                          1,795,533
Issuance of common stock in an initial public offering       34,505,199                                         34,507,500
Initial public offering common stock issuance costs ..       (6,081,098)                                        (6,081,098)
Conversion of preferred stock to common stock
 in connection with the initial public offering ......           (3,432)
Value ascribed to the CIBC Warrants ..................        4,503,848                                          4,503,848
Accrued stock option compensation ....................          850,663                                            850,663
Warrants exercised ...................................             (318)
Net loss .............................................                                        (30,670,303)     (30,670,303)
                                                            -----------        ----------     -----------      ------------
Balance, December 31, 1996 ...........................       53,976,721                       (34,040,360)      19,949,920
Common stock issued in connection with the
  acquisition of the CommcoCCC, Inc. licenses ........       87,744,000                                         87,750,000
Value ascribed to warrants issued with
  Senior Notes .......................................       29,707,509                                         29,707,509
Warrant issuance costs ...............................       (1,254,698)                                        (1,254,698)
Accrued stock option compensation ....................          449,313                                            449,313
Stock options exercised ..............................          496,159                                            496,445
Warrants exercised ...................................           (1,584)
Common stock issuable for note receivable
 from stockholder ....................................          887,500        $(887,500)
Common stock issuable under employment agreement .....          887,500                                            887,500
Net loss .............................................                                        (61,728,926)     (61,728,926)
                                                            -----------        ----------     -----------      ------------
Balance December 31, 1997 ............................     $172,892,420        $(887,500)   $ (95,769,286)   $  76,257,063
Common stock issued in connection with the
  acquisition of certain FCC licenses ................       48,343,268                                         48,347,798
Common stock issued for note receivable
 from stockholder ....................................             (100)
Value ascribed to warrants issued in connection
  with the working capital facility ..................        3,282,351                                          3,282,351
Warrants exercised ...................................           19,057                                             19,689
Stock options exercised ..............................           94,445                                             94,461
Accrued stock option compensation ....................          678,743                                            678,743
Common stock issuable under employment
  agreements .........................................          657,500                                            657,500
Net loss .............................................                                        (46,982,685)     (46,982,685)
                                                            -----------        ----------     -----------      ------------
Balance December 31, 1998 ............................     $225,967,684        $ (887,500)  $(142,751,971)   $  82,354,920
                                                            ===========        ==========     ===========      ============

The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             for the years ended December 31, 1998, 1997 and 1996

                                                                      1998             1997             1996
                                                                 -------------    -------------    -------------
Cash Flows from operating activities:
     Net loss ................................................    $(46,982,685)    $(61,728,926)    $(30,670,303)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
       Non-cash compensation expense .........................       1,336,243        1,336,813        7,646,177
       Non-cash equipment charges ............................       2,753,105        8,100,859
       Non-cash marketing expense ............................                                         1,053,000
       Depreciation and amortization .........................       7,354,378        6,018,172        1,017,959
       Non-cash interest expense .............................       1,699,784        1,466,698          772,221
       Non-cash financing commitment expense .................       1,004,393        2,699,881        3,687,644
       Deferred income tax benefit ...........................      (9,132,237)      (1,355,249)
       Extraordinary loss on early debt retirement ...........                                         1,339,996
       Changes in operating assets and liabilities:
         Accrued interest payable ............................          40,833        7,096,232           17,159
         Accounts receivable .................................          73,340        1,620,277       (1,819,593)
         Accrued interest on investments and securities ......      (1,928,243)      (2,194,497)
         Accounts payable and other current liabilities ......       4,164,189        1,098,448        3,615,884
         Prepaid expenses and other current assets ...........        (568,643)          83,966         (144,466)
         Other assets ........................................          62,944         (137,321)
                                                                 -------------    -------------    -------------
              Net cash used in operating activities ..........     (40,122,599)     (35,894,647)     (13,484,322)
                                                                 -------------    -------------    -------------

Cash flows from investing activities:
     Purchases of property and equipment .....................      (5,678,062)     (24,051,854)      (9,439,481)
     Additions to and acquisitions of FCC licenses ...........        (518,278)      (5,747,844)      (3,201,183)
     Purchases of pledged securities .........................                      (51,245,250)
     Purchases of short-term investments .....................      (9,126,454)     (47,065,154)
     Proceeds from sales of short-term investments ...........      27,636,000       29,071,448
     Proceeds from maturities of pledged securities ..........      18,630,000        8,863,315
     Investment in restricted cash ...........................                                        (1,032,060)
     Proceeds from maturities of restricted cash .............       1,000,000
     Proceeds from the disposition of property and equipment .         621,101           88,718
     Additions to other assets ...............................                                        (1,425,032)
                                                                 -------------    -------------    -------------
         Net cash provided by (used in) investing activities .      32,564,307      (90,086,621)     (15,097,756)
                                                                 -------------    -------------    -------------

Cash flows from financing activities:
     Proceeds from issuance of Senior Notes and warrants .....                      135,000,000
     Warrant issuance costs ..................................                       (1,254,698)
     Proceeds from issuance of common stock ..................         114,150          496,445       34,507,500
     Proceeds from issuance of preferred stock ...............                                         2,500,000
     Stock issuance costs ....................................                                        (6,231,098)
     Proceeds from certain loans and debt financings .........      17,500,000                        14,445,000
     Book overdraft ..........................................      (3,055,759)       3,055,759
     Repayments of certain loans and debt financings .........      (1,727,053)      (2,018,743)     (13,131,443)
     Additions to deferred financing costs ...................        (544,255)      (4,136,475)      (2,167,128)
                                                                 -------------    -------------    -------------
         Net cash provided by financing activities ...........      12,287,083      131,142,288       29,922,831
                                                                 -------------    -------------    -------------

Net increase in cash and cash equivalents ....................       4,728,791        5,161,020        1,340,753
Cash and cash equivalents, beginning of period ...............       7,135,427        1,974,407          633,654
                                                                 -------------    -------------    -------------
Cash and cash equivalents, end of period .....................   $  11,864,218    $   7,135,427    $   1,974,407
                                                                 =============    =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   The Company and Basis of Presentation:

     Advanced Radio Telecom Corp. (collectively with its subsidiaries, "ART" or the "Company") provides wireless broadband telecommunications services in the 38 GHz band of the radio spectrum. From its inception in 1993 to the fourth quarter of 1996, the Company primarily focused on the acquisition of spectrum rights, hiring managements and other key personnel, raising capital, acquiring equipment and roof rights and developing operating and support systems to support its initial business of selling connectivity to various telecommunications companies as a wholesale carriers' carrier, which commenced in the fourth quarter of 1996. The Company altered its strategy in 1998 to sell a variety of broadband Internet services to end-user customers and to deploy a broadband data network. The results from operations in 1997 reflect a business no longer being pursued by the Company. During the year ended 1998, the Company began offering its Internet services in the Seattle, Washington, Portland, Oregon and Phoenix, Arizona areas and, as such, revenues to date have been limited.

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

     The Company will require significant additional capital to fully fund its operations, long-term broadband data network buildout and business plan. The Company currently estimates that it will require in excess of $1 billion over the next several years to fund capital expenditures, working capital and operations. During 1998, the Company and Lucent Technologies Inc. ("Lucent") entered into a credit facility for Lucent to provide the Company with up to $25 million of unsecured revolving loans for working capital purposes, due June 30, 1999 unless extended by Lucent. During 1998, the Company and Lucent also entered into a purchase money credit facility ("the "Purchase Money Facility") setting forth the terms and conditions under which Lucent will provide purchase money financing of up to $200 million, to be used to finance the purchase of the Company's broadband data networks from Lucent. Lucent has made available $10 million in initial purchase money loans and the availability of the balance is subject to other conditions, including the Company's ability to raise at least $50 million of certain debt or equity capital. There can be no assurance that the funding will become available to the Company.

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has limited financial resources, has incurred recurring losses from operations since inception and does not expect to generate significant operating revenues in the near term. The Company's ability to continue as a going concern at least through December 31, 1999, which includes funding of its operations and business plan, the repayment of the $25 million working capital facility and funding of its contractual commitments, is dependent upon its ability to raise additional financing. The Company has engaged investment bankers to assist it in obtaining financing and is in negotiations with potential investors to provide equity financing. However, there can be no assurance that the Company will be successful in its efforts to obtain such financing, or, if available, that it will be able to obtain it on acceptable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.       Summary of Significant Accounting Policies:

Consolidation

     The consolidated financial statements include all majority owned subsidiaries in which the Company has the ability to exercise control. All intercompany transactions have been eliminated in consolidation.

Development Stage Enterprise

     During 1996, the Company commenced commercial operations, and was no longer considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." Such change in classification of the Company had no impact on the net loss or stockholders' equity (deficit) for any periods presented.

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with remaining maturities of three months or less to be cash equivalents. The Company places its temporary cash investments with major financial institutions in amounts which may exceed Federally insured limits. At December 31, 1998, the Company's temporary cash investments were principally placed in two entities. Checks issued but not presented to banks are classified as "Book overdrafts" for accounting purposes in the consolidated balance sheet.

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

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives, generally three to five years for wireless network equipment placed in service and other property and equipment. Subsequent to year end, the Company reduced the estimated useful lives of certain wireless network equipment not yet placed in service from five years to two years.

     The costs of normal maintenance and repairs are charged to expense as incurred. Direct costs of placing assets into service and major improvements are capitalized. Gains or losses on the disposition of assets are recorded at the time of disposition.

Capitalized Software

     Purchased software used for internal purposes is capitalized at cost and amortized over its estimated useful life, which is generally three years.

FCC Licenses

     The direct costs of obtaining 38 GHz radio spectrum licenses by grant from the FCC or by purchase from others and the cost of perfecting such licenses are capitalized and amortized on a straight-line basis over a 40 year period. Accumulated amortization as of December 31, 1998 and 1997 totaled $7,174,629 and $2,930,798, respectively. All of the Company's licenses expire in 2001 and it is management's expectation that they will be renewed by the FCC for successive ten year periods.

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

Financing Costs

     Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the term of the debt. Direct costs associated with obtaining equity are charged to additional paid-in capital as the related funds are raised. Deferred costs associated with unsuccessful financings are charged to expense. The Company charged approximately $448,000 and $1,248,000 to other expense during the years ended December 31, 1998 and 1996, respectively, associated with unsuccessful financings. Direct costs of obtaining commitments for financing are deferred and charged to expense over the term of the commitments. Accumulated amortization of deferred financing costs totaled $1,338,248 and $290,756 at December 31, 1998 and 1997, respectively.

Revenue Recognition

     Revenue from telecommunications services is recognized ratably over the period such services are provided. Equipment sales and construction revenue is recorded at the time the equipment is delivered and construction is completed. Cost of equipment sales are based on the average cost method.

     Two customers accounted for approximately thirty-seven and forty-five percent of the Company's service revenues in 1998 and 1997, respectively, and a single customer accounted for approximately forty-two percent of the Company's service revenue in 1996. Additionally, the Company entered into an equipment sales and construction services agreement with another customer during 1996 to act as a sub-contractor to provide transmission facilities construction services and the related wireless transmission equipment. This agreement was substantially completed during 1996 and total equipment sales and construction revenues are attributable to this customer. Receivables from five customers accounted for approximately forty-nine percent and fifty-three percent of trade accounts receivable at December 31, 1998 and 1997, respectively.

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

Net Loss Per Share

     During 1997 the Company adopted, and applied retroactively, Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). This statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"), simplifies the computational guidelines, and increases comparability on an international basis. This statement replaced "primary" EPS with "basic" EPS, the principal difference being the exclusion of common stock equivalents in the computation of basic EPS. In connection with the adoption of SFAS 128, the

Company also adopted the provisions of SEC Staff Accounting Bulletin No. 98 ("SAB 98"), which provides for the inclusion of nominal issuances of potentially dilative equity instruments in the calculation of net loss per share. The adoption of SFAS 128 and SAB 98 by the Company had no impact on previously reported net loss per share.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates. Management of the Company will continue to evaluate the estimated useful lives of its wireless network equipment based on changes in industry conditions.

3.   Property and Equipment:

     Property and equipment at December 31, were as follows:

                                                           1998            1997
                                                       ------------    ------------
Wireless network equipment placed in service .......   $ 14,239,886    $  5,879,673
Wireless network equipment not yet placed in service     17,925,364      16,730,010
Computer hardware ..................................      1,723,871       1,673,288
Computer software ..................................      2,168,867         934,127
Office furniture and equipment .....................      1,681,409       1,601,190
Other equipment and vehicles .......................        489,220         489,220
                                                       ------------    ------------
                                                         38,228,617      27,307,508
Accumulated depreciation ...........................     (5,026,307)     (2,012,562)
                                                       ------------    ------------
                                                       $ 33,202,310    $ 25,294,946
                                                       ============    ============

     Depreciation expense for the years ended December 31, 1998, 1997 and 1996 was $3,110,503, $3,021,380, and $909,163, respectively.

     During 1998 and 1997, the Company recorded non-cash equipment charges of approximately $2.8 million and $8.1 million, respectively, primarily related to the write-down of certain radio equipment that is not expected to be an integral part of the Company's expanded broadband data network. The Company expects to record an additional charge of approximately $6.4 million in the first quarter of 1999 to write down the carrying value of additional equipment which the Company determined, in the first quarter of 1999, would be disposed of and not used in its future broadband network build out. The amount of the write-downs are based on discounted projected future cash flows from such equipment under current deployment plans or estimated salvage value.

     In 1998, the Company sold certain non-integral radio equipment with proceeds of approximately $536,000, which approximated the carrying value. Amounts receivable from this sale are included in other current assets at December 31, 1998.

4.   Other Accrued Liabilities and Fourth Quarter Adjustments:

     During the fourth quarter of 1998, as a result of a re-evaluation of its tax posture, the Company changed its estimate of its sales and property tax liability and recorded an additional accrual of approximately $3.3 million of which approximately $2.4 million was charged to operations in the fourth quarter of 1998 and approximately $900,000 was capitalized as part of the cost of equipment.

5.   FCC Licenses:

     CommcoCCC Licenses

     In June 1996, the Company agreed to acquire certain 38 GHz licenses from CommcoCCC, Inc. ("CommcoCCC") in exchange for 6 million shares of the Company's common stock, which acquisition was consummated in February 1997. The total acquisition cost was approximately $122.2 million, comprised of the aggregate market value of the common shares issued to CommcoCCC of approximately $88 million, direct costs of approximately $3.2 million and the related deferred tax liability of approximately $31.2 million.

     In connection with transaction, the Company gave a stockholder of CommcoCCC an option to acquire certain 38 GHz FCC licenses in specified markets, in which the Company has more than one license. This option was exercised in July 1997 at an exercise price of approximately $6.9 million, determined based on the sales price of the Company's common stock on the date the option was exercised and the population covered by the licenses. Final terms under this option were reached in November 1998 and the exercise price will be paid in cash upon closing of the sale, which is subject to FCC approval. The Company has the right to be a reseller with respect to these licenses for a term of five years at market rates.

     ART West Licenses

     In February 1997, the Company completed its acquisition from Extended Communications, Inc. ("Extended") of the remaining 50% interest in ART West, a partnership jointly controlled by Extended and the Company, for $6 million in cash, of which $3 million was paid in 1996. ART West held certain 38 GHz licenses that were transferred to the Company upon the completion of the acquisition.

     Columbia Licenses

     In May 1998, the Company acquired from Columbia Capital Corporation and one of its affiliates certain 38 GHz licenses for 1,335,750 shares of common stock. The total acquisition cost was approximately $14.8 million, comprised of the fair value of the 1,335,750 shares of common stock issued of approximately $12.0 million, direct costs incurred of approximately $92,000 and the related deferred tax liability of approximately $2.7 million.

     DCT Licenses

     In May 1998, the Company acquired DCT Communications Inc., which held certain 38 GHz licenses, in exchange for 3,124,875 shares of the Company's common stock. The total acquisition cost was approximately $43.3 million, comprised of the fair value of the 3,124,874 shares of common stock issued of approximately $35.2 million, direct costs incurred of approximately $241,000 and the related deferred tax liability of approximately $7.9 million.

     Other Licenses

     In March 1998, the Company acquired a certain 38 GHz license in exchange for 68,895 shares of the Company's common stock. The total acquisition cost was approximately $1.2 million, which consisted of the aggregate market value of the shares issued and direct costs.

     In January 1999, the Company consummated acquisitions of certain 38 GHz Licenses for $4.3 million in cash and certain other licenses for 154,114 shares of common stock valued at approximately $1.3 million.

6.   Income Taxes:

A reconciliation of the Company's effective tax rate and the Federal statutory rate for the years ended December 31, were as follows:

                                                  1998              1997              1996
                                             -------------     -------------     -------------
Net loss before taxes ....................   $ (56,114,922)    $ (63,084,175)    $ (30,670,303)
                                             =============     =============     =============
Federal income tax at
 statutory rate ..........................            35.0%             35.0%             35.0%
Non-deductible interest ..................            (0.8)             (0.6)
Non-deductible compensation ..............                                                (7.8)
State benefit, net of Federal tax benefit              2.0               2.0               1.6
Other ....................................            (0.1)             (0.1)
Valuation allowance ......................           (19.8)            (34.2)            (28.8)
                                             -------------     -------------     -------------
Effective income tax rate ................            16.3%              2.1%              0.0%
                                             =============     =============     =============
Income tax benefit .......................   $  (9,132,237)    $  (1,355,249)    $           0
                                             =============     =============     =============

Deferred tax assets and liabilities at December 31, were as follows:

                                                1998            1997
                                            ------------    ------------
Deferred tax assets:
    Net operating loss carryforwards ....   $ 49,283,000    $ 28,385,000
    Equipment depreciation and impairment      1,965,000       3,071,000
    Accrued compensation and benefits ...        906,000         755,000
    Valuation allowance .................    (20,165,026)    (18,833,916)
                                            ------------    ------------
                                              31,988,974      13,377,084

Deferred tax liabilities:
       FCC Licenses .....................    (63,371,000)    (43,258,000)
                                            ------------    ------------
       Net deferred tax liabilities .....   $(31,382,026)   $(29,880,916)
                                            ============    ============

     Differences between the tax bases of assets and liabilities and their financial statement amounts are reflected as deferred income taxes based on enacted tax rates. The net deferred tax assets have been reduced by a valuation allowance based on management's determination that the recognition criteria for realization has not been met. In 1998 and 1997, the Company reversed approximately $10.8 million and $12.8 million, respectively, of its deferred tax asset valuation allowance as a result of recording deferred taxes arising from certain FCC license acquisitions.

     During the fourth quarter of 1998, the Company determined that its 1998 deferred income tax benefit was understated by approximately $6 million for a change in the tax law that was not previously considered, which increased the net operating loss carryforward period from 15 to 20 years. Accordingly, the deferred income tax benefit was increased to approximately $9.1 million for the year ended December 31, 1998. The Company has restated its 1998 quarterly financial information to reflect the change in the tax law, increasing the deferred income tax benefit to approximately $2.1 million, $2.2 million and $1.9 million and reducing its net loss to approximately $9.1 million, $9.6 million and $13.7 million for the three months ended March 31, 1998, June 30, 1998 and September 30, 1998, respectively.

     At December 31, 1998, the Company has accumulated net operating loss carryforwards for Federal income tax purposes of approximately $133.2 million which expire between 2008 and 2018. The Company's ability to use its net operating losses to offset future income is subject to restrictions in the Internal Revenue Code which could limit the Company's future use of its net operating losses if certain stock ownership changes occur.

7.   Working Capital Facility:

     In September 1998, the Company and Lucent Technologies Inc. ("Lucent") entered into a credit facility (the "Working Capital Facility") for Lucent to provide the Company with up to $25 million of unsecured revolving loans for working capital purposes. As of December 31, 1998, the Company had drawn $17.5 million under the Working Capital Facility. Interest initially accrues at an annual rate of LIBOR plus 5% (10.7% at December 31, 1998) and increases 0.5% each month beginning January 1999. The availability of the undrawn balance of the Working Capital Facility is subject to the achievement of certain milestones by the Company. Loans made pursuant to the Working Capital Facility, plus accrued interest, are due June 30, 1999, unless extended by Lucent to no later than September 17, 1999. The terms of the Working Capital Facility require the Company to apply debt or equity capital raised by the Company in excess of $50 million to permanently repay the Working Capital Facility.

     ART issued warrants to purchase 277,892 shares of common stock at an exercise price of $0.01 per share upon the Company obtaining a commitment from Lucent for the Working Capital Facility and the warrants were valued at approximately $1,777,000. The Company has recorded the value ascribed to these warrants as deferred financing costs and as additional paid-in-capital. Additionally, under the terms of the Working Capital Facility, the Company is required to issue additional warrants to purchase common stock, at an exercise price of $3.33 per share, each time a draw is made. In connection with $17.5 million drawn under the Working Capital Facility during 1998, the Company issued warrants to purchase 447,972 shares of the Company's common stock. The aggregate value ascribed to these warrants of approximately $1,505,000 was reflected as both a debt discount and an increase in additional paid-in capital.

     Subsequent to December 31, 1999, the Company has drawn the remaining $7.5 million under the Working Capital Facility and the Company issued warrants to purchase 191,988 shares of the Company's common stock. The aggregate value ascribed to the warrants was approximately $1,242,000.

8.   Long-term Debt, Bridge, and Other Financings:

Long-Term Debt

     Long-term debt as of December 31 were as follows:

                                                                       1998             1997
                                                                  -------------    -------------
Senior Notes, with 14% semi-annual interest, due 2007 .........   $ 135,000,000    $ 135,000,000
Discount on Senior Notes ......................................     (27,536,362)     (28,672,995)
Purchase Money Facility .......................................      10,000,000
Equipment financing note, payable in monthly installments
  of $92,694 including interest at 17.26%, and
  final payment of $642,305 due April 29, 1998 ................                          877,854
Note payable in quarterly installments of principal of $187,500 plus interest at prime plus 2% (10.5% at December 31, 1997)
  through September 1998 ......................................                          562,500
Other .........................................................         907,607          532,000
                                                                  -------------    -------------
                                                                    118,371,245      108,299,359
Less current portion ..........................................        (525,313)      (1,476,256)
                                                                  -------------    -------------
                                                                  $ 117,845,932    $ 106,823,103

     The aggregate amount of the principal payments for long-term debt as of December 31, 1998 follows:

     Year ended December 31:

         1999..............................................     $    525,313
         2000..............................................          335,193
         2001..............................................           47,101
         2002..............................................
         2003..............................................          250,000
         Thereafter........................................      144,750,000
         Discount on Senior Notes .........................      (27,536,362)
                                                                ------------
                                                                $118,371,245
                                                                ============
Senior Notes

     In February 1997, the Company received $135 million of gross proceeds from a public offering of $135 million of 14% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 2,731,725 shares of the Company's common stock for $0.01 per share. Approximately $51 million of such proceeds were used to purchase a portfolio of U.S. Treasury securities that will provide for interest payments on the Senior Notes through February 2000. The aggregate value ascribed to the warrants of approximately $29.7 million, was reflected as both a debt discount and an increase in additional paid-in capital. The debt discount is accounted for as a component of interest expense using the effective interest rate method. The Senior Notes are considered to have "significant original issue discount" under Federal tax rules and the Company is not able to deduct the accretion of the debt discount for Federal income tax purposes.

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

Purchase Money Facility

     In September 1998, the Company and Lucent entered into a purchase money credit facility (the "Purchase Money Facility") setting forth the terms and conditions under which Lucent will provide purchase money financing in an aggregate amount of up to $200 million, to be used to finance the purchase of the Company's data network from Lucent. Under the Purchase Money Facility, Lucent made $10 million in initial purchase money loans (the "Initial Purchase Money Loans") immediately available to ART. As of December 31, 1998, the Company has drawn the full $10 million of the Initial Purchase Money Loans and has also incurred additional other equipment and construction related costs of approximately $1.2 million due to Lucent, which is included in accounts payable. Interest initially accrues at an annual rate of LIBOR plus 5% (10.7% at December 31, 1998) and increases 0.5% each month beginning January 1999. Payments under the Initial Purchase Money Loans, plus accrued interest, will be due in installments beginning 2003 through 2009. Subject to other conditions, upon ART's raising at least $50 million of certain debt or equity capital and repayment and termination of the Working Capital Facility, Lucent will make available purchase money loans equal to 200% of the aggregate capital raised, not to exceed $200 million, including the Initial Purchase Money Loans.

Equipment Financing Note

     The equipment financing note was repaid in full during 1998 and was previously collateralized by a portion of the Company's wireless transmission equipment and a $1 million certificate of deposit, which was also repaid in 1998. In connection with the issuance of the equipment financing note, certain shareholders of the Company guaranteed payment of the note in exchange for warrants to purchase 118,181 shares of the Company's common stock for $17.19 per share and $225,000 in fees. In November 1996, the shareholders were released from the guarantee.

Bridge Financings

     During 1996, the Company issued in the aggregate $12 million of bridge financings in three private placements. Of these notes, approximately $8.1 million principal amount was issued to certain shareholders of the Company and CommcoCCC. Warrants to purchase in the aggregate 603,637 shares of the Company's common stock at a price per share ranging from $15.00 to $17.19, were issued in connection with these bridge financings. In November 1996, the Company repaid these bridge financings with the proceeds from the initial public offering of the Company's common stock. The early repayment of these bridge financings resulted in an extraordinary loss arising from the write-off of the unamortized note discounts and the related deferred financing costs.

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

9.       Commitments and Contingencies:

Purchase Commitments

     In July 1998, the Company and Lucent entered into a definitive purchase agreement (the "Lucent Purchase Agreement") which amended and restated the Company's purchase agreement with Lucent entered into in April 1998, under which Lucent will design, engineer and construct the Company's wireless broadband data networks. The Company's purchase commitment under the Lucent Purchase Agreement is initially $240 million upon the availability of the $200 million Purchase Money Facility from Lucent. The Company's commitment is subject to various other terms and conditions, including the availability of additional financing on terms that are acceptable to the Company. Subsequent to December 31, 1998, the Company issued a purchase order for certain wireless network equipment in the amount of approximately $5 million under Lucent Purchase Agreement. The cost of the wireless network equipment was based on a volume discount price.

Operating Leases

     The Company has entered into operating leases for office space and antenna sites which expire between 1999 and 2017. Lease expense amounted to approximately $2,523,836, $1,753,962 and $618,000 for 1998, 1997 and 1996,
respectively. Future annual minimum lease payments as of December 31, 1998 are as follows:

       1999 .......................................    $  2,714,843
       2000 .......................................       2,259,412
       2001 .......................................       2,082,947
       2002........................................       1,567,541
       2003........................................         897,854
       Thereafter .................................       6,170,797
                                                      -------------
                                                        $15,693,394
                                                      =============

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

10.      Capital Stock:

Preferred Stock

     The Company is authorized to issue 10 million shares of $0.001 par value serial preferred stock. Each series of the preferred stock issued is a separate class and, as a class, has a liquidation preference equal to the aggregate purchase price paid for such class.

     The historical share information regarding the Company's preferred stock activity follows:

                                                                                 Serial  Preferred Stock
                                                                  ----------------------------------------------------------------
                                                                  Series A  Series B Series C Series D  Series E  Series F  Total
                                                                  --------  -------- -------- --------  --------  --------  -----
Balance December 31, 1995 ....................................    334,943    86,507    5,402   61,640                      488,492
Issuance of serial preferred stock for cash ..................                                          232,826   48,893   281,719
Shares issued under anti-dilution provisions .................    120,607    28,172    1,961                               150,740
                                                                  --------  -------- -------- --------  --------  --------  -----
                                                                  455,550   114,679    7,363   61,640   232,826   48,893   920,951

Serial preferred stock converted to common stock in connection
   with initial public offering of common stock ..............   (455,550) (114,679)  (7,363) (61,640) (232,826) (48,893) (920,951)
Balance at December 31, 1996 .................................         --        --       --       --        --       --        --
                                                                  ========  ======== ======== ========  ========  ========  =====

Common Stock

     Approximately 1.2 million shares of the Company's common stock, previously held by certain individual shareholders in escrow ("Escrow Shares") as part of the Landover funding commitment, were released upon attainment of certain objectives in February 1996 as part of a reorganization of the Company. The Escrow Shares had an estimated fair value of $6.8 million and were recorded as compensation expense and as an increase in additional paid-in capital.

     In February 1996, the Company sold 48,893 shares of Series F preferred stock for an aggregate purchase price of $2.5 million and the Company entered into a strategic distribution agreement and, as partial consideration, granted warrants to the preferred stockholder to purchase up to 318,959 shares of common stock at an exercise price of $0.01 per share. The Company recorded the estimated value of the strategic distribution agreement of $1.1 million as marketing expense and additional paid-in capital in 1996. The Company incurred fees of $150,000 in connection with this transaction. In December 1996, the preferred stockholder exercised its warrants and was issued 318,374 shares of common stock by the Company.

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

Warrants to Purchase Common Stock

     The Company has issued warrants to purchase common stock in connection with its financing activities during 1998, 1997 and 1996. The following summarizes the warrants outstanding related to these financing activities at December 31, 1998:

                                                                                      Exercise        Period of
                                                                       Number of      Price per       Exercise
                                                                        Shares          Share          Through
                                                                       ---------      ---------       ---------
         Equipment financing warrants ............................     118,181          $17.19          2001
         Bridge financing warrants ...............................     400,000          $17.19          2001
         Bridge financing warrants ...............................     203,637          $15.00          2001
         CIBC Warrants............................................      66,217         $  0.01          2001
         Senior Note Warrants.....................................     749,451         $  0.01          2007
         Lucent Warrants..........................................     277,892         $  0.01          2008
         Lucent Warrants..........................................     447,972         $  3.33          2008

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

     The Company applies the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for its stock-based plans. Accordingly, compensation costs for employee stock options is measured as the excess, if any, of the fair value of the Company's stock at the measurement date over the amount an employee must pay to acquire the stock. Deferred compensation costs charged to operations was $678,743, $449,313 and $850,663 in 1998, 1997 and 1996, respectively.

     In July 1997, the Company canceled and reissued certain stock options previously granted to employees under the Company's equity incentive plan to have exercise prices equal to the then current fair market value of $7.88 per share of common stock.

     In October 1998, the Company authorized the cancellation and reissuance, at the election of the recipients, of certain other stock options previously granted to employees under the Company's equity incentive plan. Approximately 2,099,000 stock options were canceled and reissued. Of these stock options, 50% were issued with an exercise price equal to the then current market value of $2.19 per share of common stock. The exercise price of the remaining stock options were based on the current fair market value upon the occurrence of certain future events. In February 1999, the exercise prices of the remaining options were established at the then current fair market value of $8.50 per share of common stock.

         A summary of the stock option transactions follows:

                                                                                             Weighted Average
                                                                              Shares          Exercise Price
                                                                              ------         ----------------
         Options outstanding, December 31, 1995........................      382,630              $   2.28
              Options granted..........................................      461,112                 16.07
              Options canceled ........................................      (16,363)                12.25

         Options outstanding, December 31, 1996........................      827,379                  9.95
              Options granted..........................................    2,320,263                 10.23
              Options exercised........................................     (286,100)                 1.74
              Options canceled.........................................     (564,210                 15.87
                                                                           ---------

         Options outstanding, December 31, 1997........................    2,297,332                  9.82
              Options granted..........................................    3,381,625                  6.45
              Options exercised........................................      (15,718)                 5.98
              Options canceled.........................................   (2,656,800)                 9.45
                                                                         -----------
         Options outstanding December 31, 1998.........................    3,006,439                  6.15
                                                                         ===========

     The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had the Company elected to recognize compensation costs as provided for by SFAS No. 123, the Company's net loss and per share amounts on a pro forma basis for the years ended December 31 would have been as follows:

                                                                          1998              1997               1996
                                                                        Pro Forma         Pro Forma          Pro Forma
                                                                        ---------         ---------          ---------
         Loss before extraordinary item ..........................   $(51,650,666)    $(63,848,637)         $(29,410,915)
         Extraordinary item ......................................                                            (1,339,996)
                                                                     ------------     ------------          ------------
         Net loss ................................................   $(51,650,666)    $(63,848,637)         $(30,750,911)

         Basic and diluted loss per share
           before extraordinary item .............................   $      (2.08)    $      (3.35)         $      (3.81)
         Basic and diluted extraordinary loss per share ..........                                                 (0.17)
                                                                     ------------     ------------          ------------
         Basic and diluted net loss per share ....................   $      (2.08)    $      (3.35)         $      (3.98)
                                                                     ============     ============          ============

The weighted average fair value and exercise price of options granted during the years ended December 31, were as follows:

                                                                                  1998         1997        1996
                                                                                  ----         ----        ----
     The weighted average fair values of options granted with exercise
         prices equal to the market price of stock at the date of grant......     $3.84        $5.78       $ 6.59

     The weighted average exercise price options granted with exercise
         prices equal to the market price of the stock at the date of grant..      6.05         8.69       $14.60

                                                                                  1998         1997        1996
                                                                                  ----         ----        ----
     The weighted average fair values of options granted with exercise
         prices greater than the market price of the stock at the date of grant   0.98         4.80         7.04

     The weighted average exercise price of options granted with exercise
         prices greater than the market price of the stock at the date of grant   9.89        12.89        16.60

     The weighted average fair values of options granted with exercise prices
         less than the market price of the stock at the date of grant........     8.80           --           --

     The weighted average exercise price of options granted with exercise
         prices less than the market price of the stock at the date of grant.     8.75           --           --

     The assumptions applied in these valuations for periods prior to the Company becoming a public entity were (i) use of the minimum value method, (ii) risk free interest rates ranging from 6.1% to 6.5%, (iii) assumed expected lives of 3 to 5 years, and (iv) no expected dividends. The assumptions applied for periods subsequent to the Company becoming a public entity were (i) use of the Black-Scholes option pricing model, (ii) risk free interest rates ranging from 4.6% to 6.0%, (iii) expected volatility rates ranging from approximately 60% to approximately 85%, (iv) assumed expected lives of 3 to 5 years, and (v) no expected dividends.

     The following table summarizes information about fixed-price options outstanding at December 31, 1998 as follows:

                                                 Weighted-
                                 Number           Average          Weighted-         Number           Weighted-
                               Outstanding       Remaining          Average        Exercisable         Average
     Exercise Price            at 12/31/98   Contractual Life   Exercise Price     at 12/31/98     Exercise Price
     --------------            -----------   ----------------   --------------     -----------     --------------
     $1.62 to 4.94...........  1,244,064          9.41               $ 2.29            36,523           $ 3.14
     $6.00 to 8.75...........  1,409,725          8.79               $ 8.29           139,483           $ 7.98
     $9.88 to 12.75..........    342,250          8.63               $11.10            46,287           $10.70
     $14.63 to 15.00.........     10,400          7.94               $14.91             6,069           $14.95
                             -----------          ----               ------             -----           ------

     $1.62 to 15.00..........  3,006,439          9.02               $ 6.15           228,362           $ 7.94

     During 1997, the Company entered into an employment agreement with its Chief Executive Officer that provides for, among other things, the issuance of 100,000 shares of common stock deliverable in 2001 that has been reflected as a non-cash compensation charge of $887,500 in 1997 and the issuance of 100,000 shares of common stock in exchange for a recourse note of $887,500 with interest at the minimum applicable federal rate due 2001.

     During 1998, the Company entered into agreements with two of its officers to issue an aggregate 85,000 shares of common stock deliverable in 2001 that has been reflected as a non-cash compensation charge of approximately $657,500.

11.      Related Party Transactions:

     In 1996, the Company entered into various management consulting agreements with Landover. Fees paid to Landover under the agreements totaled approximately $830,000 in 1996. The agreements with Landover terminated in November 1996. Additionally, the Company paid Landover approximately $390,000 for expenses in connection with its funding commitment in 1996.

     The Company has paid legal fees to a law firm in which a principal of the law firm was also a former officer of the Company. Total fees paid to such law firm were approximately $666,695 and $520,000 in 1997 and 1996, respectively.

     During 1996, the Company funded approximately $400,000 of research and development related to development of wireless transmission equipment with an entity, of which a former executive of the Company was a shareholder and director.

12.      Fair Values of Financial Instruments:

     The carrying amounts and the estimated fair values of the Company's financial instruments at December 31 were as follows:

                                                                1998                         1997
                                                   ----------------------------------------------------------
                                                      Carrying           Fair        Carrying         Fair
                                                       Amount            Value        Amount          Value
                                                       ------            -----        ------          -----
         Cash and cash equivalents ............    $11,864,218       $11,864,218     $7,135,427       $7,135,427
         Restricted cash.......................         32,060            32,060      1,032,060        1,032,060
         Short-term investments................                                      18,210,220       18,210,220
         Pledged securities....................     27,358,832        27,585,981     44,359,915       44,230,640
         Senior Notes..........................    107,463,638        87,855,469    106,327,005      129,600,000
         Note payable..........................                                         562,500          562,500
         Equipment financing note..............                                         877,854          877,854
         Working Capital Facility..............     16,229,121        16,602,472
         Purchase Money Facility...............     10,000,000        10,000,000
         Other long-term debt..................        907,607           907,607        532,000          532,000

     Cash, cash equivalents, restricted cash and short-term investments: The carrying amount reported in the balance sheet approximates fair value. Pledged securities: the fair values are based on published market values for the respective investment instruments. Senior Notes: the fair value is based upon published market value. Note payable, equipment financing note, Working Capital Facility, Purchase Money Facility and other debt: The fair values are based upon interest rates currently available to the Company for issuance of similar debt with similar terms and maturities.

13.      Supplemental Cash Flow Information:

     Supplemental disclosure of cash flow information are summarized below for the years ended December 31:

                                                                              1998          1997          1996
                                                                            --------      --------      --------
Non-cash financing and investing activities:
     Additions to property and equipment .........................       $10,818,140    $2,181,684    $9,548,102
     Value ascribed to warrants...................................         3,282,351    29,707,509     2,115,388
     Issuance of shares for licenses  ............................        48,347,798    87,750,000
     Accrued deferred financing costs ............................                                       300,405
     Exchange of notes for serial preferred stock,
       net of deferred financing costs ...........................                                     4,673,186
     Termination of software license agreement ...................                       1,774,087
     Common stock issuable in exchange for note receivable........                         887,500
Interest paid.....................................................        19,312,343    10,368,374       926,821

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the executive officers of the Company is included in Item 4A of Part I of this Form 10-K.

         Information relating to the directors of the Company is incorporated herein by reference to the information included under "Election of Directors" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Commission in connection with the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

         The information set forth under "Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information set forth under "Common Stock Ownership" in the Proxy Statement is incorporated herein by reference.

         For the sole purpose of calculating the aggregate market value of voting stock held by non-affiliates of the Company as set forth on the cover page, it was assumed that only directors, executive officers and greater than five percent stockholders as of the calculation date constituted affiliates; no acknowledgment by such persons of affiliate status is implied.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth under "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) The following documents are filed as part of this report:

              (1)  Consolidated Financial Statements:

                   Consolidated Balance Sheets as of December 31, 1998 and 1997. Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.
                   Consolidated Statements of Stockholders' Equity (Deficit) for the years ended December 31, 1998, 1997 and 1996. Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

              (2)  Financial Statement Schedules:

                  None.

              (3)  Exhibits:

                           The following Exhibits are, as indicated on the
                  Exhibit Index, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings.


    Exhibit No.                           Title

        3.1       Amended and Restated Certificate of Incorporation.
        3.2       Restated and Amended Bylaws of Registrant.
        4.1       Specimen of Common Stock Certificate.
        4.2       Indenture relating to the Company's 14% Senior Notes due 2007.
        4.3       Specimen of Note (included in Exhibit 4.2).
        4.4       Collateral Pledge and Security Agreement relating to the
                  Notes.
        4.5 Form of Warrant Agreement in connection with offering of Notes.
        4.6 Specimen of Warrant Certificate in connection with offering of Notes (included in Exhibit 4.5).
        4.7       Shareholders Rights Agreement.
        4.8       Form of Rights Certificate.
       10.1 Employment Agreement dated October 17, 1997 between the Company and Henry C. Hirsch.
       10.2 Amended and Restated Change of Control Agreement dated February 3, 1999 between Henry C. Hirsch and the Company.
       10.3 Employment Agreement dated February 1, 1998 between William J. Maxwell and the Company.
       10.4 Amended and Restated Change of Control Agreement dated February 3, 1999 between William J. Maxwell and the Company.
       10.5 Employment Agreement dated February 1, 1998 between George R. Olexa and the Company.
       10.6 Amended and Restated Change of Control Agreement dated February 3, 1999 between George R. Olexa and the Company.
       10.7 Employment Agreement dated August 31, 1998 between Thomas P. Boyan and the Company.
       10.8 Amended and Restated Change of Control Agreement dated February 3, 1999 between Thomas P. Boyan and the Company.
       10.9 Employment Agreement dated October 16, 1998 between Robert S. McCambridge and the Company.
       10.10 Amended and Restated Change of Control Agreement dated February 3, 1999 between Robert S. McCambridge and the Company.
       10.11      Form of Director Indemnification Agreement.
       10.12      Company's Restated Equity Incentive Plan, as amended.
       10.13      Company's 1997 Equity Incentive Plan for Non-Employee
                  Directors.
       10.14      Company's 1996 Non-Employee Directors Incentive Stock Option
                  Plan.
       10.15 Second Restated and Amended Registration Rights Agreement dated July 3, 1996 with ART Licensing and the stockholders of each of ART Licensing and the Company.
       10.16 Amendment No. 1 to Registration Rights Agreement dated as of October 16, 1996.
       10.17      Form of Indemnity Warrant.
       10.18 Form of Subscription Agreement dated March 8, 1996, including Forms of Bridge Note and Bridge Warrant.
       10.19      Option Agreement dated July 3, 1996 with Commco, L.L.C.
       10.20      Form of September Bridge Warrant.
       10.21      Form of CIBC Warrants.
       10.22 Agreement and Plan of Merger dated as of January 23, 1998, among the Company, DCT Acquisition, Inc., DCT Communications, Inc.
       10.23 Registration Rights Agreement dated August 26, 1999 between the Company and Lucent.
       10.24 Amended and Restated Purchase Agreement dated July 24, 1998 between the Company and Lucent.
       10.25 Purchase Money Credit Agreement dated as of September 17, 1998 between the Company and Lucent.
       10.26 Working Capital Credit Agreement date as of September 17, 1998 between the Company and Lucent.
       10.27 Form of Warrants issued to Lucent pursuant to the Working Capital Facility.

       10.28      Asset Purchase Agreement dated as of August 6, 1998 between the Company and ICG Telecom Group, Inc.
       10.29      Asset Purchase Agreement dated as of July 3, 1998 between the
                  Company and Astrolink Communications, Inc.
       10.30      First Amendment to Asset Purchase Agreement dated as of August
                  25, 1998 between the Company and Astrolink Communications,
                  Inc.
       21         Subsidiaries of the Company.
       23         Consent of Independent Accountants.
       27         Financial Data Schedule.
       99         Risk Factors.

           (4)     Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

                                  SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 14TH DAY OF APRIL 1999.

                                             Advanced Radio Telecom Corp.

                                             /s/ Robert S. McCambridge

                                             By: ______________________________
                                                 EXECUTIVE VICE PRESIDENT AND
                                                 CHIEF FINANCIAL OFFICER


         PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

         SIGNATURE                       TITLE                       DATE

/s/ Henry C. Hirsch             Chairman, Chief Executive     April 14, 1999
------------------------------- Officer and Director
HENRY C. HIRSCH

/s/ James Cook                  Director                      April 14, 1999
-------------------------------
JAMES COOK

/s/ Mark C. Demetree            Director                      April 14, 1999
-------------------------------
MARK C. DEMETREE

/s/ Andrew I. Fillat            Director                      April 14, 1999
-------------------------------
ANDREW I. FILLAT

/s/ James B. Murray, Jr.        Director                      April 14, 1999
-------------------------------
JAMES B. MURRAY, JR.

/s/ Alan Z. Senter              Director                      April 14, 1999
-------------------------------
ALAN Z. SENTER

/s/ Thomas Wynne                Director                      April 14, 1999
-------------------------------
THOMAS WYNNE

/s/ Robert S. McCambridge       Executive Vice President,     April 14, 1999
------------------------------- Chief Financial Officer
ROBERT S. McCAMBRIDGE

                                  EXHIBIT INDEX



Exhibit No.                      Title                                   Page

    3.1       Amended and Restated Certificate of Incorporation.(7)
    3.2       Restated and Amended Bylaws of Registrant.(12)
    4.1       Specimen of Common Stock Certificate.(3)
    4.2       Indenture relating to the Company's 14% Senior Notes
                due 2007.(6)
    4.3       Specimen of Note (included in Exhibit 4.2).(6)
    4.4       Collateral Pledge and Security Agreement relating to the Notes.(6)
    4.5       Form of Warrant Agreement in connection with offering of Notes.(6)
    4.6       Specimen of Warrant Certificate in connection with offering of
               Notes (included in Exhibit 4.5).(6)
    4.7       Shareholders Rights Agreement.(8)
    4.8       Form of Rights Certificate.(8)
   10.1       Employment Agreement dated October 17, 1997 between the Company and Henry C. Hirsch.(9)
   10.2       Amended and Restated Change of Control Agreement dated February 3,
                1999 between Henry C. Hirsch and the Company.
   10.3       Employment Agreement dated February 1, 1998 between William J.
                Maxwell and the Company.(11)
   10.4       Amended and Restated Change of Control Agreement dated
                February 3, 1999 between William J. Maxwell and the Company.
   10.5       Employment Agreement dated February 1, 1998 between George R.
                Olexa and the Company.(11)
   10.6       Amended and Restated Change of Control Agreement dated February 3,
                1999 between George R. Olexa and the Company.
   10.7       Employment Agreement dated August 31, 1998 between Thomas P. Boyan and the Company.(17)
   10.8       Amended and Restated Change of Control Agreement dated February 3,
                1999 between Thomas P. Boyan and the Company.
   10.9       Employment Agreement dated October 16, 1998 between Robert S.
                McCambridge and the Company.
   10.10      Amended and Restated Change of Control Agreement dated February 3,
                 1999 between Robert S. McCambridge and the Company.
   10.11      Form of Director Indemnification Agreement.(1)
   10.12      Company's Restated Equity Incentive Plan, as amended.(10)
   10.13      Company's 1997 Equity Incentive Plan for Non-Employee Directors.
                 (10)
   10.14      Company's 1996 Non-Employee Directors Incentive Stock Option
                 Plan.(1)
   10.15      Second Restated and Amended Registration Rights Agreement dated
                July 3, 1996 with ART Licensing and the stockholders of each of ART Licensing and the Company.(2)
   10.16      Amendment No. 1 to Registration Rights Agreement dated as of
                October 16, 1996.(5)
   10.17      Form of Indemnity Warrant.(1)
   10.18      Form of Subscription Agreement dated March 8, 1996, including
                Forms of Bridge Note and Bridge Warrant.(2)
   10.19      Option Agreement dated July 3, 1996 with Commco, L.L.C.(2)
   10.20      Form of September Bridge Warrant.(5)

   10.21      Form of CIBC Warrants.(4)
   10.22      Agreement and Plan of Merger dated as of January 23, 1998, among the Company, DCT Acquisition, Inc., DCT Communications, Inc.(11)
   10.23      Registration Rights Agreement dated August 26, 1999 between the
                Company and Lucent.(13)
   10.24      Amended and Restated Purchase Agreement dated July 24, 1998 between the Company and Lucent.(13)
   10.25      Purchase Money Credit Agreement dated as of September 17, 1998 between the Company and Lucent.(13)
   10.26      Working Capital Credit Agreement date as of September 17, 1998 between the Company and Lucent.(13)
   10.27      Form of Warrants issued to Lucent pursuant to the Working Capital
                Facility.(13)
   10.28      Asset Purchase Agreement dated as of August 6, 1998
                between the Company and ICG Telecom Group, Inc.(13)
   10.29      Asset Purchase Agreement dated as of July 3, 1998 between the
                Company and Astrolink Communications, Inc.(13)
   10.30      First Amendment to Asset Purchase Agreement dated as of August
                25, 1998 between the Company and Astrolink Communications, Inc.
                (13)
   21         Subsidiaries of the Company.
   23         Consent of Independent Accountants.
   27         Financial Data Schedule.
   99         Risk Factors.

--------
(1) Previously filed with the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(2) Previously filed with Amendment 1 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(3) Previously filed with Amendment 2 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(4) Previously filed with Amendment 8 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
(5) Previously filed with the Company's Registration Statement Form S-1, effective February 3, 1997 (SEC Reg. No. 333-19295) and incorporated by reference herein.
(6) Previously filed with Amendment 2 to the company's Registration Statement on Form S-1, effective February 3, 1997 (SEC Reg. No. 333-19295) and incorporated by reference herein.
(7) Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein.
(8) Previously filed with the Company's Registration Statement on Form 8-A, filed on July 10, 1997 (SEC Reg. No. 000-21091) and incorporated by reference herein.
(9) Previously filed with the Company's Quarterly Report on Form 10-Q, dated November 14, 1997 (SEC Reg. No. 000-21091) and incorporated by reference herein.
(10) Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (SEC Reg. No. 000-21091) and Incorporated by reference herein.
(11) Previously filed with the Company's Quarterly Report on Form 10-Q, dated May 14, 1998 (SEC Reg. No. 000-21091) and incorporated by reference herein.
(12) Previously filed with the Company's Quarterly Report on Form 10-Q dated August 14, 1998 (SEC Reg. No. 000-21091) and incorporated by reference herein.
(13) Previously filed with the Company's Quarterly Report on Form 10-Q, dated November 16, 1998 (SEC Reg. No. 21091) and incorporated by reference herein.