Form 10-K/A
period 1998-12-31
ADVANCED RADIO TELECOM CORP
filed 1999-04-19
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                        ------------------------------

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO
         _________

FOR THE YEAR ENDED DECEMBER 31, 1998            COMMISSION FILE NUMBER 000-21091
                              ___________________

                         ADVANCED RADIO TELECOM CORP.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     52-1869023
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
       OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                500 108TH AVENUE, NE
                     SUITE 2600
                BELLEVUE, WASHINGTON                                98004
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)
      ----------------------------------------

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

                                  SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 19TH DAY OF APRIL 1999.

                                       Advanced Radio Telecom Corp.

                                       /s/ Robert S. McCambridge

                                       By: _________________________________
                                           EXECUTIVE VICE PRESIDENT AND
                                           CHIEF FINANCIAL OFFICER