Form 10-K405/A
period 1998-12-31
ADVANCED RADIO TELECOM CORP
filed 1999-04-30
CIK 1010286

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

  The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $335 million on April 28, 1999, based on the closing sales price of the registrant's common stock ("Common Stock") as reported on the Nasdaq National Market as of such date.

  The number of shares outstanding of each of the registrant's classes of Common Stock as of April 28, 1999 was as follows:

     Common Stock, $.001 par value: 27,166,499

                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following persons were the executive officers and directors of the Company as of April 28, 1998:

Name                     Age                         Position
-----------------------  ---  -------------------------------------------------

Henry C. Hirsch........   57  Chairman of the Board of Directors and Chief
                              Executive Officer
William J. Maxwell.....   57  President and Chief Operating Officer
Thomas P. Boyhan.......   54  Executive Vice President, Sales and Marketing
Robert S. McCambridge..   40  Executive Vice President, Chief Financial Officer
George R. Olexa........   43  Executive Vice President, Chief Technology Officer
James C. Cook..........   39  Director
Mark C. Demetree.......   43  Director
Andrew I. Fillat.......   51  Director
James B. Murray........   52  Director
Alan Z. Senter.........   57  Director
Thomas J. Wynne........   59  Director

     Henry C. Hirsch, 57, has served as Chairman of the Board of Directors and Chief Executive Officer of the Company since November 1997. From 1996 to 1997, Mr. Hirsch was the Vice Chairman and Chief Executive Officer of Williams Communications Group, a wholly-owned subsidiary of The Williams Companies that provides businesses with enterprise network solutions, services and advanced multimedia applications. From 1992 to 1996, Mr. Hirsch served as President and Chief Operating Officer of WilTel, a nationwide systems integration company. From 1989 to 1992, he was Executive Vice President of Sales and Marketing as well as Chief Financial Officer of WilTel.

     William J. Maxwell, 57, has served as President and Chief Operating Officer since October 1998 and previously as Executive Vice President of Strategic Planning, Sales and Marketing of the Company since December 1997.
From 1992 to 1997, Mr. Maxwell was Executive Vice President of ICG Communications Inc. and the President and Chief Executive Officer of ICG Telecom Group. From 1991 to 1992, Mr. Maxwell was the senior marketing executive with WilTel. From 1989 to 1991, Mr. Maxwell was the President and Chief Executive Officer of MidAmerican Communications Corporation, a regional long distance company.

     Thomas P. Boyhan, 54, has served as Executive Vice President, Sales and Marketing of the Company since September, 1998. From January 1997 to August 1998, Mr. Boyhan was Senior Vice President, National Account Sales of William's Communications Solutions, a national $1.3 billion systems integration company, 70 percent owned by William's Communications Group, Inc. From July 1994 to December 1997, Mr. Boyhan was Vice President, Global Accounts of WilTel. From February 1991 to June 1994, Mr. Boyhan was Director of Sales, Eastern U.S. Region of Bell South Communications.

     Robert S. McCambridge, 40, has served as Executive Vice President and Chief Financial Officer of the Company since October 1998. From September 1996 to October 1998, Mr. McCambridge was Executive Vice President and earlier Vice President and Chief Financial Officer of One Comm, formerly Cable Plus Holding Company. From May 1995 to September 1996, Mr. McCambridge was President of the Robert S. McCambridge Company. From March 1994 to May 1995 Mr. McCambridge was Senior Vice President and Director of Pacific Northwest Corporate Finance of Dain Bosworth Inc. From December 1991 to January 1994 Mr. McCambridge was

Treasurer and Vice President of Corporate Development of Cerdian Corporation, formerly Control Data Corporation.

     George R. Olexa, 43, has served as Executive Vice President and Chief Technology Officer since February 1998. From 1996 to 1997, Mr. Olexa was Chief Operating Officer at Superconducting Core Technologies, a high-technology equipment manufacturer for the telecommunications industry, supplying superconducting filters and cryoelectronics for wireless infrastructures. From 1993 to 1996, Mr Olexa served as Executive Vice President of Engineering of Dial Call. From 1988 to 1993, he was Executive Director of Network Engineering and Technology Applications for PacTel Cellular.

     James C. Cook, 39, has been a director of the Company since 1996. He has been senior vice president of First Union Capital Partners, Inc., private equity investment affiliate of First Union Corporation, since 1995 and was vice president of First Union Capital Partners, Inc. from 1989 to 1995.

     Mark C. Demetree, 43, has been a director of the Company since 1995. He has been Chairman and CEO of U.S. Salt Holdings LLC since 1997. He was president of North American Salt Company from 1993 to 1997. He also serves as a director of American Italian Pasta Company.

     Andrew I. Fillat, 51, has been a director of the Company since 1995. He has been managing director of Advent International Corporation, a global venture capital and private equity management firm since 1995 and was vice president of Advent from 1989 to 1995. He also serves as a director of Interlink Computer Sciences, Lightbridge, Inc. and Voxware, Inc.

     James B. Murray, 52, has been a director of the Company since 1997. He has been managing director of Columbia Capital Corporation since March 1989. He also serves as a director of Saville Systems PLC and The Columbia Group Incorporated.

     Alan Z. Senter, 57, has been a director of the Company since 1996. He has been chairman of Senter Associates, a financial advisory firm since 1996 and from 1993 to 1994 and was executive vice president and Chief Financial Officer
of NYNEX Corporation from 1994 to 1996.   He also serves as a director of Exec
Ltd. and InterVu Inc.

     Thomas J. Wynne, 59, has been a director of the Company since May 1998. He was President and Chief Operating Officer of LCI International, Inc., a long distance telecommunications company, from 1991 to 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to compensation paid to or accrued in each of the last three completed fiscal years, if applicable, on behalf of the Chief Executive Officer and each of the four other most highly paid executive officers of the Company who were serving as executive officers on December 31, 1998 and one other individual who would have been one of the four most highly paid executive officers of the Company but for the fact that he was not serving as an executive officer on December 31, 1998 (the "Named Executive Officers"):

                           Summary Compensation Table

                                                                        Long Term
                                                                       Compensation
                                                                          Awards
                                                                 --------------------------
                                        Annual Compensation      Restricted     Securities
                                    ---------------------------    Stock        Underlying        All Other
                                    Year    Salary      Bonus      Awards       Options (1)     Compensation
                                    ----  -----------  --------  ----------     -----------    ---------------
Henry C. Hirsch...................  1998  $325,008     $325,000          --        800,000         $304,755(2)
   Chairman, President and Chief    1997  $ 54,168(3)  $ 54,167     100,000(4)     800,000         $    113(5)
   Executive Officer                1996        --           --          --             --               --

William J. Maxwell................  1998  $259,992     $260,000      35,000(4)     550,000         $ 78,376(6)
   President & Chief                1997     5,999           --          --        550,000               --
   Operating Officer                1996        --           --          --             --               --

Thomas P. Boyhan(3)...............  1998  $ 58,333     $ 67,222      50,000(4)     250,000         $    288(5)
   Executive Vice President         1997        --           --          --             --
   Sales and Marketing              1996        --           --          --             --               --

George R. Olexa                     1998  $167,024     $175,000          --        230,000         $ 11,370(7)
   Executive Vice President and     1997        --           --          --             --               --
   Chief Technology Officer         1996        --           --          --             --               --

Robert S. McCambridge(3)..........  1998  $ 24,848     $ 32,083          --        200,000         $    144(5)
   Executive Vice President and...  1997        --           --          --             --               --
   Chief Financial Officer........  1996        --           --          --             --               --

Thomas A. Grina(8)................  1998  $181,246           --          --             --         $352,806(9)
   Executive Vice President and     1997  $210,600           --          --        228,666         $     26(5)
   Chief Financial Officer          1996  $122,190(3)        --          --        181,818         $ 25,000(10)

-----------------------------
(1) On October 15, 1998, the Board of Directors canceled certain options granted under the Company's Restated Equity Incentive Plan (the "Equity Incentive Plan") and issued new options in lieu thereof, 50% of which have a lower exercise price of $2.1875, the fair market value of the Common Stock on that date, and 50% of which have an exercise price of $8.50.
(2) Reflects payment of $1,350 in term life insurance, $1,437 in health medical benefits and $301,968 for relocation.
(3) Reflects compensation for a partial year.  See "--Employment Agreements."
(4) Reflects restricted stock award deliverable January 2001, provided the executive is not terminated for cause.
(5) Reflects payment of term life insurance premiums.
(6) Reflects $77,026 payments for relocation and $1,350 payment of term life insurance premiums.

(7) Reflects $11,064 payments for relocation and $306 payments of term life insurance premiums.
(8)  Mr. Grina resigned from the Company effective August 1998.
(9) Reflects $352,500 in severance costs and $306 for payment of term life insurance premiums.
(10) Reflects payments for relocation.

Option Grants

  The following table sets forth certain information regarding stock option grants made to the Named Executive Officers during the fiscal year ended December 31, 1998.


                    Option Grants in Last Fiscal Year


                                                  Individual Grants
                               -------------------------------------------------------
                                                                                                Potential Realization Value at
                                Number of      Percent of                                          Assumed Annual Rates of
                               Securities    Total Options                                       Stock Price Appreciation for
                               Underlying      Granted to                                               Option Term(1)
                                Options       Employees in   Exercise Price      Expiration       --------------------------
                                Granted        Fiscal Year      per Share           Date               5%              10%
                               --------       -------------  --------------     -----------        ---------       ----------
Henry C. Hirsch(2)              400,001            12.1%        $  2.1875          10/15/08         $549,002       $1,393,004
                                399,999            12.1%           8.50            10/15/08               --               --
William J. Maxwell(2)           275,000             8.3%           2.1875          10/15/08          373,438          957,688
                                275,000             8.3%           8.50            10/15/08               --               --
Thomas P. Boyhan(2)             125,001             3.8%           2.1875          10/15/08          171,564          435,316
                                124,999             3.8%           8.50            10/15/08               --               --
George R. Olexa(2)              115,000             3.5%           2.1875          10/15/08          157,838          400,488
                                115,000             3.5%           8.50            10/15/08               --               --
Robert S. McCambridge           100,000             3.0%           2.1875          10/15/08          137,571          348,571
                                 50,000             1.5%           6.00            10/15/08               --               --
                                 50,000             1.5%          10.00            10/15/08               --               --
Thomas A. Grina(3)               50,000             1.5%           8.75            02/24/08               --               --

______________
(1) The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.
(2) On October 15, 1998, the Board of Directors canceled certain options granted under the Company's Restated Equity Incentive Plan (the "Equity Incentive Plan") and issued new options in lieu thereof, 50% of which have a lower exercise price of $2.1875, the fair market value of the Common Stock on that date, and 50% of which have an exercise price of $8.50.
(3) Mr. Grina resigned from the Company effective August 1998, and the options granted to Mr. Grina during 1998 were canceled.

Aggregate Stock Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     The following table sets forth the number and value as of December 31, 1998 of shares underlying unexercised options held by each of the Named Executive Officers. As of December 31, 1998, no stock options had been exercised by any of the Named Executive Officers.

                         Fiscal Year-End Option Values

                                   Number of Shares
                               Underlying Unexercised           Value of Unexercised
                                     Options at                In-the-Money Options at
                                   Fiscal Year End                Fiscal Year End(1)
                         -----------------------------------  --------------------------
Name                     Exercisable      Unexercisable       Exercisable  Unexercisable
-----------------------  -----------  ----------------------  -----------  -------------
Henry C. Hirsch                   --                 800,000           --     $2,125,005
William J. Maxwell                --                 550,000           --      1,460,938
Thomas P. Boyhan                  --                 250,000           --        664,068
George Ron Olexa                  --                 230,000           --        610,938
Robert S. McCambridge             --                 200,000           --        606,250
Thomas A. Grina(2)           228,666                      --      $17,568             --
--------------

(1) Based on the last sales price of the Company's Common Stock reported on the Nasdaq National Market on December 31, 1998 of $7.50 per share, less the exercise price payable upon exercise of such options.
(2) Mr. Grina resigned from the Company effective August 1998.

Director Compensation

  Each director who is not a full-time employee of the Company or one of its subsidiaries receives $10,000 per year for services rendered as a director, $500 for each board meeting attended in person and $500 for each committee meeting attended in person ("Director Fees").

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

  On February 11, 1999, the Company granted each non-employee director a discretionary option grant of 10,000 shares, fully exercisable on the date of grant at an exercise price of $7.063, the fair market value on the date of grant.

Employment Agreements

  The Company's employment agreement with Henry C. Hirsch, provides for Mr. Hirsch's full-time employment as Chairman, President and Chief Executive Officer through December 31, 2000 at an annual salary of $325,000 for 1997 and 1998, $350,000 for 1999 and $400,000 for 2000. Under the agreement, Mr.
Hirsch is guaranteed an annual bonus of at least $54,167 for 1997, $325,000 for 1998 and $87,500 for 1999. The agreement further provides that Mr. Hirsch's annual targeted bonus for years other than 1997 and 1998 will be not less than 50% of his base salary, and that his maximum incentive bonus will be 100% of his base salary, pursuant to such bonus or incentive compensation plan as is available to executives of the Company generally or, if there is no such plan, as determined by the Board of Directors based on performance criteria set annually. Pursuant to the agreement, Mr. Hirsch was granted five-year stock options under the Equity Incentive Plan for an aggregate of 800,000 shares of Common Stock. The Company also granted Mr. Hirsch 100,000 shares of deferred stock deliverable on January 2, 2001. The Company also loaned Mr. Hirsch $887,500 to purchase 100,000 shares of Company Common Stock at $8.875 per share with interest at the minimum applicable federal rate, payable after five years and secured by the shares purchased. The Company also paid Mr. Hirsch $300,000 for relocation expenses. The agreement precludes Mr. Hirsch from competing with the Company for two years after the cessation of his employment, or a period equal to the length of his employment up to two years, if he is terminated without cause. The agreement may be terminated at any time by either party and provides that, if the Company terminates Mr. Hirsch without cause, Mr. Hirsch's employment is terminated due to his disability or death, or Mr. Hirsch terminates his employment as a result of constructive termination, Mr. Hirsch will be entitled to continue to receive the full amount of his base salary and bonus (at the guaranteed amount for 1997 and 1998 and at the target amounts for 1999 and 2000) for the remainder of the agreement term or, if Mr. Hirsch is terminated after December 31, 1999, to be paid his base salary and target bonus in effect for 2000 for 12 months. Upon such termination, Mr. Hirsch will also be entitled to receive medical and term life insurance for the remainder of the employment term, but no less than 12 months and no more than 18 months following termination. In addition, all options granted to Mr. Hirsch not yet vested will vest and remain exercisable for the lesser of one year or their original term.

  The Company's Change of Control Agreement with Mr. Hirsch entitles him to certain benefits if his employment with the Company is terminated, other than for cause or his disability or death, or if he resigns for good reason within 24 months of any change of control of the Company. Upon such a termination, the agreement provides that: (i) the Company will pay Mr. Hirsch a cash payment equal to his annual base salary at the time of termination, to the extent not theretofore paid for the year, plus a prorated portion of his maximum incentive bonus for the year and any accrued and unpaid vacation pay; (ii) any stock, stock option or other awards granted to Mr. Hirsch by the Company will immediately vest and become exercisable in full and shall remain exercisable for the lesser of four years or their original term; (iii) the Company will pay to Mr. Hirsch a cash payment equal to the greater of (a) Mr. Hirsch's aggregate base salary plus maximum incentive compensation for the period from termination through December 31, 2000 and (b) two times his base salary rate at the date of termination plus either his maximum incentive compensation for the year in which termination occurs or his maximum incentive compensation in effect immediately prior to the change of control, whichever is higher; (iv) the Company will continue to insure Mr. Hirsch and his dependents in the Company's life and medical insurance plans for up to two years after termination; and (v) Mr. Hirsch will be entitled to return the 100,000 shares of Common Stock pledged to secure the promissory note described above in full satisfaction of the promissory note if the fair market value of the Common Stock is less than the amount due on the note. If any payment or benefit provided by the Company under the agreement will be subject to an excise tax under Section 4999 of the Internal Revenue Code, then the Company will provide Mr. Hirsch with a payment to cover such tax.

  The Company's employment agreement with William J. Maxwell, provides for Mr. Maxwell's full-time employment through December 31, 2000 at a salary at the annual rate of $260,000. In February 1999, the Board of Directors increased
Mr. Maxwell's salary to $300,000. Under the agreement, Mr. Maxwell's maximum incentive bonus will be 100% of his base salary, pursuant to such bonus or incentive compensation plan as is available to executives of the Company generally or, if there is no such plan, as determined by the Board of Directors based on performance criteria set annually. The Company also paid Mr. Maxwell for relocation expenses. The agreement precludes Mr. Maxwell from competing with the Company for one year after the cessation of his employment. The agreement may be terminated at any time by either party and provides that, if the Company terminates Mr. Maxwell without cause, Mr. Maxwell's employment is terminated due to his disability or death, or Mr. Maxwell terminates his employment as a result of constructive termination, Mr. Maxwell will be entitled to continue to receive the full amount of his base salary and target bonus for 12 months. Upon such termination, Mr. Maxwell will also be entitled to receive medical and term life insurance for 12 months following termination. In addition, all options granted to Mr. Maxwell not yet vested will vest and remain exercisable for the lesser of one year or their original term.

  The Company's employment agreement with George Ron Olexa, provides for Mr. Olexa's full-time employment through December 31, 2000 at an annual salary of $175,000. In February 1999, the Board of Directors increased Mr. Olexa's salary to $200,000. Mr. Olexa's maximum incentive bonus will be 100% of his base salary, pursuant to such bonus or incentive compensation plan as is available to executives of the Company generally or, if there is no such plan, as determined by the Board of Directors based on performance criteria set annually. The Company also paid Mr. Olexa for relocation expenses. The agreement precludes Mr. Olexa from competing with the Company for one year after the cessation of his employment. The agreement may be terminated at any time by either party and provides that, if the Company terminates Mr. Olexa without cause, Mr. Olexa's employment is terminated due to his disability or death, or Mr. Olexa terminates his employment as a result of constructive termination, Mr. Olexa will be entitled to continue to receive the full amount of his base salary and target bonus for 12 months. Upon such termination, Mr. Olexa will also be entitled to receive medical and term life insurance for 12 months following termination. In addition, all options granted to Mr. Olexa not yet vested will vest and remain exercisable for the lesser of one year or their original term.

  The Company's employment agreement with Thomas P. Boyhan provides for Mr. Boyhan's full-time employment through December 31, 2000 at an annual salary of $200,000. Mr. Boyhan's maximum incentive bonus will be 100% of his base salary, pursuant to such bonus or incentive compensation plan as is available to executives of the Company generally or, if there is no such plan, as determined by the Board of Directors based on performance criteria set annually. The agreement precludes Mr. Boyhan from competing with the Company for one year after the cessation of his employment. The agreement may be terminated at any time by either party and provides that, if the Company terminates Mr. Boyhan without cause, Mr. Boyhan's employment is terminated due to his disability or death, or Mr. Boyhan terminates his employment as a result of constructive termination, Mr. Boyhan will be entitled to continue to receive the full amount of his base salary and target bonus for 12 months. Upon such termination, Mr. Boyhan will also be entitled to receive medical and term life insurance for 12 months following termination. In addition, all options granted to Mr. Boyhan not yet vested will vest and remain exercisable for the lesser of one year or their original term.

  The Company's employment agreement with Robert S. McCambridge provides for Mr. McCambridge's full-time employment through December 31, 2000 at an annual salary of $175,000. In February 1999, the Board of Directors increased Mr. McCambridge's salary to $200,000. Mr. McCambridge's maximum incentive bonus will be 100% of his base salary, pursuant to such bonus or incentive compensation plan as is available to executives of the company generally or, if there is no such plan, as determined by the Board of Directors based on performance criteria set annually. The agreement precludes Mr. McCambridge from competing with the Company for one year after the cessation of his employment. The agreement may be terminated at any time by either party and provides that, if the Company terminates Mr. McCambridge without cause, Mr. McCambridge's employment is terminated due to his disability or death, or Mr. McCambridge terminates his employment as a result of constructive termination, Mr. McCambridge will be entitled to continue to receive the full amount of his base salary and target bonus for 12 months. Upon such termination, Mr. McCambridge will also be entitled to receive medical and term life insurance for 12 months following termination. In addition, all options granted to Mr. McCambridge not yet vested will vest and remain exercisable for the lesser of one year or their original term.

  The Company has entered into Amended and Restated Change of Control Agreements with Mr. Maxwell, Mr. Olexa, Mr. Boyhan and Mr. McCambridge entitling each to certain benefits if his employment with the Company is terminated, other than for cause or his disability or death, or if he resigns for good reason within 24 months of any change of control of the Company. Upon such a termination, each agreement provides that: (i) the Company will pay such executive a cash payment equal to his annual base salary at the time of termination, to the extent not theretofore paid for the year, plus a prorated portion of his maximum incentive bonus for the year and any accrued and unpaid vacation pay; (ii) any stock, stock option or other awards granted to such executive by the Company will immediately vest and become exercisable in full and shall remain exercisable for the lesser of four years or their original term; (iii) the Company will pay to such executive a cash payment equal to the greater of (a) such executive's aggregate base salary plus maximum incentive compensation for the period from termination through December 31, 2000 and (b) one times his base salary rate at the date of termination plus either his maximum incentive compensation for the year in which termination occurs or his maximum incentive compensation in effect immediately prior to the change of control, whichever is higher; (iv) the Company will continue to insure such executive and his dependents in the Company's life and medical insurance plans for up to two years after termination. The agreement also provides that if any payment or benefit provided by the Company under the agreement will be subject to an excise tax under Section 4999 of the Internal Revenue Code, then the Company will provide such executive with a payment to cover such tax.

  In August 1998, the Company's employment agreement with Thomas A. Grina was terminated other than for cause, and the Company and Mr. Grina entered into a settlement and release agreement pursuant to which the Company agreed to pay Mr. Grina an aggregate total amount of $352,500 over seven months. In addition, all options previously granted to Mr. Grina have vested and will remain exercisable for three years.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Demetree, Murray and Wynne served on the Compensation Committee during 1998. Mr. Wynne began serving on the Compensation Committee in December 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of shares of Common Stock as of April 28, 1999 by (i) the Named Executive Officers, (ii) each director of the Company, (iii) all executive officers and directors of the Company as a group and (iv) each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock. Except as noted below, each of the persons listed has sole investment and voting power with respect to the shares indicated:

                                                   Beneficial Ownership
                                                 ------------------------
Name                                              Number          Percent
----                                              ------          -------
     Columbia Capital Corporation(1).......      2,233,502            8.2%
     WinStar Communications, Inc...........      3,313,864           12.2%
     Thomas P. Boyhan(2)...................         12,500              *
     James C. Cook(3)......................         68,570              *
     Mark C. Demetree(4)...................        306,810            1.1%
     Andrew I. Fillat (5)..................         19,868              *
     Thomas A. Grina(6)....................        238,666              *
     Henry C. Hirsch(7)....................        325,000            1.2%
     William J. Maxwell(8).................         52,750              *
     Robert S. McCambridge(9)..............         12,500              *
     James B. Murray, Jr.(10)..............        157,122              *
     George R. Olexa(11)...................         16,000              *
     Alan Z. Senter(12)....................         33,117              *
     Thomas J. Wynne(13)...................         10,000              *
     All executive officers and directors
       as a group(14)......................      1,252,903            4.6%

-----------------------------
Unless otherwise indicated, the business address of each director and executive officer named above is c/o Advanced Radio Telecom Corp., 500 108th Avenue NE, Suite 2600, Bellevue, Washington 98004.

 *  Less than 1.0%.

(1) Includes 62,173 shares of Common Stock issuable upon exercise of warrants owned by Columbia Capital Corporation ("Columbia Capital") and includes 357,166 shares, 116,826 shares and 1,697,337 shares owned by CCC Millimeter L.P. ("CCC Millimeter"), Columbia Millimeter Communications, L.P. ("Millimeter") and Columbia Capital, respectively. Columbia Capital, as the sole general partner of CCC Millimeter and Millimeter, has the power to vote and dispose of the Common Stock held by CCC Millimeter and Millimeter. Robert Blow, Mark J. Kington, David P. Mixer, James B. Murray and Mark R. Warner share investment control of the shares held by such entities and may be deemed to beneficially own such shares. Each of Messrs. Blow, Kington, Mixer, Murray and Warner disclaims beneficial ownership of the shares held by such entities, except to the extent of such individual's interest in such entities. The address of each of Columbia Capital, CCC Millimeter and Millimeter is 0 Court Square, P.O. Box 1465, Charlottesville, VA 22902.
(2) Includes 12,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999.
(3) Includes 8,000 shares of Common Stock issuable upon exercise of warrants and 19,868 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999.

(4) Includes 19,868 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999. Does not include 117,999 shares of Common Stock issuable upon exercise of warrants or 1,534,964 shares of Common Stock beneficially owned in each case by members of Mr. Demetree's family or a trust for their benefit, of which he disclaims beneficial ownership. Mr. Demetree's address is 3740 Beach Blvd., Suite 306, Jacksonville, FL 32207.
(5) Includes 19,868 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999. Mr. Fillat is an officer of
     Advent International Corporation.   Does not include shares of Common Stock
     and shares of Common Stock issuable upon exercise of warrants held by various partnerships of which Advent International Corporation is the general partner, of which Mr. Fillat disclaims beneficial ownership.
(6) Includes 228,660 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999.
(7) Includes 25,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999.
(8) Includes 18,750 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999.
(9) Includes 12,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999.
(10) Includes 18,401 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999. Mr. Murray is a Managing Director of Columbia Capital Corporation. Excludes shares held by Columbia Capital, CCC Millimeter and Millimeter. See Footnote 2. Mr. Murray's address is c/o Columbia Capital Corporation, 0 Court Square, P.O. Box 1465, Charlottesville, VA 22902.
(11) Includes 12,500 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999.
(12) Includes 31,117 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999.
(13) Includes 10,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of April 28, 1999.
(14) Includes 437,032 shares of Common Stock issuable upon exercise of options and warrants exercisable within 60 days of April 28, 1999.

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

Loan to Henry C. Hirsch

     Pursuant to his employment agreement, in November 1997, the Company loaned Mr. Hirsch, the Chairman of the Board of Directors and Chief Executive Officer of the Company, $887,500 to purchase 100,000 shares of Common Stock at $8.875 per share, the fair market value of the stock on the date of the loan. The loan bears interest at the minimum applicable federal rate, is payable after five years, and is secured by the shares purchased. As of April 28, 1998, all of the debt is outstanding.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 29TH DAY OF APRIL 1998.

                                    Advanced Radio Telecom Corp.

                                    Robert S. McCambridge

                                    By: /s/Robert S. McCambridge
                                        ----------------------------
                                        EXECUTIVE VICE PRESIDENT AND
                                        CHIEF FINANCIAL OFFICER