Form 10-Q
period 1999-03-31
ADVANCED RADIO TELECOM CORP
filed 1999-05-17
CIK 1010286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 27,200,699 shares of common stock, $.001 par value, at May 14, 1999.

PART 1 - FINANCIAL INFORMATION

                  ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                             ASSETS                                   March 31,         December 31,
                                                                         1999                1998
                                                                    -------------       -------------
                                                                     (unaudited)
Current assets:
  Cash and cash equivalents ..................................      $   6,616,175       $  11,864,218
  Pledged securities .........................................         18,231,815          18,504,263
  Restricted cash ............................................             32,060              32,060
  Accounts receivable ........................................            176,590             125,976
  Other current assets .......................................             93,273             681,468
                                                                    -------------       -------------
      Total current assets ...................................         25,149,913          31,207,985

  Pledged securities .........................................                              8,854,569
  Property and equipment, net ................................         24,896,339          33,202,310
  FCC licenses, net ..........................................        190,553,944         186,513,591
  Deferred financing costs, net ..............................          4,994,310           5,503,172
  Other assets ...............................................            441,240             439,664
                                                                    -------------       -------------
    Total assets .............................................      $ 246,035,746       $ 265,721,291
                                                                    =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Working Capital Facility ...................................      $  23,394,017       $  16,229,121
  Trade accounts payable .....................................          2,499,015           2,533,612
  Accrued compensation and benefits ..........................          1,661,675           2,936,454
  Other accrued liabilities ..................................          5,066,062           4,759,689
  Accrued interest payable ...................................          2,458,197           7,154,224
  Current portion of long-term debt ..........................            602,917             525,313
                                                                    -------------       -------------
     Total current liabilities ...............................         35,681,883          34,138,413

Long-term debt, net of current portion .......................        118,105,092         117,845,932
Deferred income tax liability ................................         31,195,929          31,382,026
                                                                    -------------       -------------
     Total liabilities .......................................      $ 184,982,904       $ 183,366,371
                                                                    -------------       -------------

Commitments and contingencies

Stockholders' equity:
 Common stock, $.001 par value, 100,000,000 shares authorized,
   27,141,946 and 26,707,036 shares issued and outstanding ...             27,142              26,707
 Additional paid-in capital ..................................        228,196,556         225,967,684
 Note receivable from stockholder ............................           (887,500)           (887,500)
 Accumulated deficit .........................................       (166,283,356)       (142,751,971)
                                                                    -------------       -------------
    Total stockholders' equity ...............................         61,052,842          82,354,920
                                                                    -------------       -------------
       Total liabilities and stockholders' equity ............      $ 246,035,746       $ 265,721,291
                                                                    =============       =============

The accompanying notes are an integral part of these financial statements.

                  ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         Three months ended
                                                              March 31,
                                                   -------------------------------
                                                       1999               1998
                                                   ------------       ------------
                                                                      (as restated)
Revenue .....................................      $    225,962       $    236,557
                                                   ------------       ------------

Costs and expenses:
    Technical and network operations ........         3,540,308          1,750,726
    Sales and marketing .....................         1,465,559          1,512,078
    General and administrative ..............         2,646,035          2,398,088
    Equipment impairment ....................         6,375,996
    Depreciation and amortization ...........         3,129,984          1,428,968
                                                   ------------       ------------
     Total operating costs and expenses .....        17,157,882          7,089,860
                                                   ------------       ------------

Loss from operations ........................       (16,931,920)        (6,853,303)
                                                   ------------       ------------

Interest and other:
  Interest expense ..........................         6,679,665          5,121,701
  Financing commitment expenses .............           656,882
  Interest income ...........................          (432,068)          (822,420)
                                                   ------------       ------------
    Loss before income taxes ................       (23,836,399)       (11,152,584)
Deferred income tax benefit .................           305,014          2,051,789
                                                   ------------       ------------
    Net loss ................................      $(23,531,385)      $ (9,100,795)
                                                   ============       ============

Basic and diluted net loss per common share .      $      (0.87)      $      (0.42)
                                                   ============       ============
Weighted average common shares ..............        27,035,220         21,736,800
                                                   ============       ============


The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                   For the three months ended March 31, 1999



                                                                                  Note
                                            Common Stock         Additional     Receivable
                                        ---------------------     Paid-in         from        Accumulated
                                          Shares    Par Value     Capital      Stockholder       Deficit          Total
                                        ----------  ---------  --------------  ------------  ---------------  -------------
Balance, December 31, 1998              26,707,036    $26,707   $225,967,684     $(887,500)   $(142,751,971)  $ 82,354,920

Common stock issued in exchange
  for certain FCC licenses                 154,114        154        847,473                                       847,627

Value ascribed to warrants issued in
  connection with the Working
  Capital Facility                                                 1,241,710                                     1,241,710

Warrants exercised                         276,848        277          2,492                                         2,769

Accrued stock compensation                                           137,201                                       137,201

Common stock issued under
  employment agreements                      3,948          4             (4)

Net loss                                                                                        (23,531,385)   (23,531,385)
                                        ----------    -------   ------------   -----------   --------------   ------------

Balance, March 31, 1999                 27,141,946    $27,142   $228,196,556     $(887,500)   $(166,283,356)  $ 61,052,842
                                        ==========    =======   ============   ===========   ==============   ============


The accompanying notes are an integral part of these financial statements.

                  ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                        -------------------------------
                                                                            1999               1998
                                                                        ------------       ------------
                                                                                           (as restated)
Cash flows from operating activities:
  Net loss .......................................................      $(23,531,385)      $ (9,100,795)
    Adjustment to reconcile net loss to net cash used in operating activities:
    Non-cash compensation expense ................................           137,201            180,244
    Non-cash equipment impairment charges ........................         6,375,996
    Depreciation and amortization ................................         3,129,984          1,428,968
    Non-cash interest and financing commitment expense ...........         1,969,097            424,474
    Deferred income tax benefit ..................................          (305,014)        (2,051,789)
    Changes in operating assets and liabilities:
      Accrued interest payable ...................................        (4,696,027)        (4,789,727)
      Accounts receivable ........................................           (50,614)           (55,560)
      Accrued interest on pledged securities .....................          (322,983)          (457,208)
      Accounts payable and accrued liabilities ...................        (1,003,003)        (1,067,188)
      Other assets ...............................................           586,619             23,795
                                                                        ------------       ------------

        Net cash used in operating activities ....................       (17,710,129)       (15,464,786)
                                                                        ------------       ------------

Cash flows from investing activities:
    Capital expenditures for property and equipment ..............          (206,575)        (1,828,134)
    Proceeds from sales of property and equipment ................           372,000
    Additions to FCC licenses ....................................        (4,310,877)          (294,950)
    Purchases of short-term investments ..........................                           (5,127,663)
    Proceeds from sale of short-term investments .................                           13,277,000
    Proceeds from maturities of pledged securities ...............         9,450,000          9,180,000
                                                                        ------------       ------------

        Net cash provided by investing activities ................         5,304,548         15,206,253
                                                                        ------------       ------------

Cash flows from financing activities:
    Book overdraft ...............................................                           (3,055,759)
    Proceeds from Working Capital Facility .......................         7,500,000
    Proceeds from stock option and warrant exercises .............             2,769             72,284
    Principal payments of long-term debt .........................          (143,155)          (980,211)
    Additions to deferred financing costs ........................          (202,076)           (21,441)
                                                                        ------------       ------------

        Net cash provided by (used in) financing activities ......         7,157,538         (3,985,127)
                                                                        ------------       ------------

Net decrease in cash and cash equivalents ........................        (5,248,043)        (4,243,660)
Cash and cash equivalents, beginning of period ...................        11,864,218          7,135,427
                                                                        ------------       ------------
Cash and cash equivalents, end of period .........................      $  6,616,175       $  2,891,767
                                                                        ============       ============


   The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

1.  The Company and Basis of Presentation:

     Advanced Radio Telecom Corp. (collectively with its subsidiaries, "ART" or the "Company") provides wireless broadband telecommunications services in the 38 GHz band of the radio spectrum. The Company's initial business was selling connectivity to various telecommunications companies as a wholesale carriers' carrier, which the Company commenced in the fourth quarter of 1996. Following the establishment of a new core management team, the Company altered its strategy in the first quarter of 1998 and focused on selling a variety of broadband Internet services to end-user customers and deploying a broadband data network. During the year ended December 31, 1998, ART began offering its Internet services in the Seattle, Washington, Portland, Oregon and Phoenix, Arizona areas and, as such, revenues to date have been limited.

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The financial statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of March 31, 1999, the consolidated results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998.

     The Company will require significant additional capital to fully fund its operations and long-term broadband data network buildout and business plan. The Company currently estimates that it will require in excess of $1 billion over the next several years to fund capital expenditures, working capital and operations. During 1998, the Company and Lucent Technologies Inc. ("Lucent") entered into a credit facility for Lucent to provide the Company with up to $25 million of unsecured revolving loans for working capital purposes (the "Working Capital Facility"), due June 30, 1999 unless extended by Lucent. During 1998, the Company and Lucent also entered into a purchase money credit facility (the "Purchase Money Facility") setting forth the terms and conditions under which Lucent will provide purchase money financing of up to $200 million, to be used to finance the purchase of the Company's broadband data networks from Lucent. Lucent has made available $10 million in initial purchase money loans and the availability of the balance is subject to other conditions, including the Company's ability to raise at least $50 million of certain debt or equity capital. There can be no assurance that the funding will become available to the Company.

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

     Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998, audited consolidated financial statements and notes thereto contained in the 1998 Form 10-K on file with the Securities and Exchange Commission.

Restatement of 1998 Comparative Financial Information

     The Company has restated its interim financial results for the first, second and third quarters of fiscal 1998 as a result of a change in Federal income tax law that was not previously considered, which increased the net operating loss carryforward period from 15 to 20 years. The effect of the restatement of the March 31, 1998 comparative financial information increased the deferred income tax benefit by $1,722,619 and decreased the net loss by $1,722,619.

Property and Equipment

     As of March 31, 1999, substantially all of the Company's property and equipment, excluding certain wireless equipment held for disposal, had been placed in service.

     During the first quarter of 1999, the Company recorded a non-cash equipment impairment charge of approximately $6.4 million to write down the carrying value of certain equipment that management determined in March 1999 would be disposed of and not used in its future broadband network buildout. The amount of the write-down was based on the estimated salvage value of such equipment.

     During the first quarter of 1999, the Company sold certain wireless equipment resulting in cash proceeds of approximately $372,000, which approximated its carrying value. At March 31, 1999 the carrying value of certain wireless equipment to be disposed of was approximately $1.7 million.

     During the first quarter of 1999, under its definitive purchase agreement with Lucent, the Company issued a purchase order for certain wireless network equipment in the amount of approximately $5 million. The cost of the equipment could increase if the volume of the Company's future purchases does not meet certain projections.

FCC Licenses

     In January 1999, the Company consummated acquisitions of certain 38 GHz licenses for $4.3 million in cash and certain other licenses for 154,114 shares of common stock valued at approximately $990,000, including related deferred taxes and acquisition costs.

Working Capital Facility

     During the first quarter of 1999, the Company has drawn the remaining $7.5 million available under the Working Capital Facility and, in conjunction, the Company issued warrants to purchase 191,988 shares of the Company's common stock. The aggregate value ascribed to the warrants was approximately $1,242,000.

     During the first quarter of 1999, Lucent waived compliance by the Company with certain operational covenants in the Working Capital Facility and the Purchase Money Facility.

Purchase Money Facility

     At December 31, 1998, the Company had utilized the entire $10 million of initial purchase money loans made available by Lucent. The amount has been included in long-term debt.

Supplemental Cash Flow Information:

     Supplemental disclosure of cash flow information is summarized below for the three months ended March 31:

                                                      1999            1998
                                                   ----------      ----------
Non-cash financing and investing activities:
  Issuance of shares for FCC licenses............  $  847,627       $1,171,215
  Value ascribed to warrants.....................   1,241,710
  Additions to property & equipment..............     128,366

Interest paid....................................  $9,917,813       $9,481,546

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Advanced Radio Telecom Corp. (collectively with its subsidiaries, "ART" or the "Company") provides wireless broadband telecommunications services in the 38 GHz band of the radio spectrum. The Company's initial business was selling connectivity to various telecommunications companies as a wholesale carriers' carrier, which the Company commenced in the fourth quarter of 1996. Following the establishment of a new core management team, the Company altered its strategy in the first quarter of 1998 and focused on selling a variety of broadband Internet services to end-user customers and deploying a broadband data network. During the year ended December 31, 1998, ART began offering its Internet services in the Seattle, Washington, Portland, Oregon and Phoenix, Arizona areas and, as such, revenues to date have been limited.

Results of Operations

     Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Revenue for the three months ended March 31, 1999, was $225,962 compared to $236,557 for the same period in 1998. The Company's revenue from the first quarter of 1999 consisted of service revenue from its remaining carriers' carrier operations and fees charged for the Company's Internet services in Seattle, Portland and Phoenix. The Company's revenue from the first quarter of 1998 consisted primarily of revenue from the Company's carrier's carrier operations.

     Operating costs and expenses were approximately $17.2 million for the three months ended March 31, 1999, compared to approximately $7.1 million in 1998.
In future periods the Company expects increases in cash expenses for network operations and sales and marketing as the Company implements its business plan. In the three months ended March 31, 1999, the Company recorded a charge of approximately $6.4 million to write down the carrying value of certain equipment that management determined in March 1999 would be disposed of and not used in the future buildout of the Company's broadband data network. The amount of the write-down was based on the estimated salvage value of such equipment. Depreciation and amortization was approximately $3.1 million for the three months ended March 31, 1999, compared to approximately $1.4 million in 1998.
The increase was primarily due to increased depreciation resulting from the deployment of network equipment and the acquisition of certain FCC licenses during 1998. Excluding these non-cash and non-recurring items, operating costs and expenses for the three months ended March 31, 1999 were approximately $7.7 million compared to approximately $5.7 million during the same period in 1998. The increase was primarily due to the increase in technical and network operating expenses, which were attributable to the Company's buildout of its broadband data network and the commencement of operations in Seattle, Portland, and Phoenix in the third and fourth quarters of 1998.

     Net interest and other expenses were approximately $6.9 million for the three months ended March 31, 1999 compared to approximately $4.3 million in 1998. The increase was primarily due to the financings obtained during 1998, described below.

     Deferred income tax benefit was approximately $300,000 for the three months ending March 31, 1999 compared to approximately $2.1 million for the same period in 1998 as a result of a change in tax law effective January 1, 1998, which increased the net operating loss carryforward period from 15 to 20 years.

Liquidity and Capital Resources

     Through March 31, 1999, funding for the Company's acquisitions, capital expenditures and net operating losses has been provided from private placements of equity and bridge financings in 1994 through 1996, the

Company's initial public offering in November 1996, the Company's public offering of units consisting of its Senior Notes and warrants in February 1997, and the borrowings from Lucent Technologies Inc. ("Lucent") described below in 1998. Approximately $51 million of the approximately $130 million net proceeds from the sale of the units was used to purchase a portfolio of U.S. Treasury securities that will provide for interest payments on the Senior Notes through February 2000. Because the Senior Notes have "significant original issue discount" for tax purposes, the Company will not be able to deduct the interest expense related to the accretion of this original issue discount for tax purposes.

     During the three months ended March 31, 1999, the Company consummated the acquisition of certain FCC licenses approximately $4.3 million in cash, and other FCC licenses for approximately 154,000 shares of common stock. The Company may continue to acquire additional licenses in exchange for common stock or cash.

     An option to acquire from the Company twelve 38 GHz licenses in specified markets in which the Company has more than one license was exercised in June 1997 and closed May 17, 1999. The Company received approximately $7.0 million from such transaction.

     In September 1998, the Company and Lucent entered into a credit facility (the "Working Capital Facility") for Lucent to provide the Company with up to $25 million of unsecured revolving loans for working capital purposes. As of March 31, 1999, the Company had drawn the entire $25 million under the Working Capital Facility. Loans made pursuant to the Working Capital Facility are due June 30, 1999, unless extended by Lucent to no later than September 17, 1999. The terms of the Working Capital Facility require ART to apply debt or equity capital raised by ART in excess of $50 million to permanently repay the Working Capital Facility.

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

     In July 1998, ART and Lucent entered into a definitive purchase agreement (the "Lucent Purchase Agreement"), which amended and restated the Company's purchase agreement with Lucent entered into in April 1998, under which Lucent will design, engineer and construct the Company's wireless broadband data network. The Company's purchase commitment under the Lucent Purchase Agreement is initially $240 million upon the availability from Lucent of $200 million of purchase money loans under the Purchase Money Facility, and increases to $1.2 billion if Lucent agrees to increase the amount of ART's purchase money loans to $600 million on terms that are acceptable to ART. The Company's commitment is subject to various other terms and conditions, including, among other things, the availability of additional financing on terms that are acceptable to ART, and Lucent meeting certain "best in class" requirements. During the three months ended March 31, 1999, under its definitive purchase agreement with Lucent, the Company issued a purchase order for certain wireless network equipment in the amount of approximately $5 million under the Lucent Purchase Agreement. The cost of the wireless network equipment was discounted based on the projected volume of purchases in the future. Such cost could increase if the volume of future purchases does not meet such projections.

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

Costs of Year 2000 Remediation

     As of March 31, 1999, the Company has not incurred material costs related to the Year 2000 problem, and does not expect to in the future. The Company has not deferred other information technology projects due to Year 2000 expenses, and does not expect to defer such projects in the future. However, there can be no assurance that the costs associated with the Year 2000 problem will not be greater than anticipated.

     Readers are cautioned that forward-looking statements contained in the Year 2000 Disclosure should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement" below.

Cautionary Statement

     This Item and other Items in this quarterly report include "forward-looking" information as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. The Company cautions investors that any such statements made by the Company are not guarantees of future performance and that known and unknown risks, uncertainties and other factors including those risk factors identified in Exhibit 99 to the Company's Report on Form 10-K for the year ended December 31, 1998 may cause actual results to differ materially from those in the forward-looking statements. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

PART II -- OTHER INFORMATION

Item 4.  Submissions of Matters to a Vote of Securityholders.

     No matters were submitted for a vote of the stockholders in the quarter ending March 31, 1999.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

          27   Financial Data Schedule.

     (b)  Reports on Form 8-K:

          None.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 17th day of May, 1999.

                              ADVANCED RADIO TELECOM CORP.

                              By: /s/ Robert S. McCambridge
                                  --------------------------------
                                  Robert S. McCambridge
                                  Executive Vice President
                                  and Chief Financial Officer

                                  (Duly Authorized Officer and
                                  Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
 Index                Title
-------               -----

  27                  Financial Data Schedule