Form 10-Q
period 1999-06-30
ADVANCED RADIO TELECOM CORP
filed 1999-08-16
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 27,304,389 shares of common stock, $.001 par value, at August 13, 1999.

PART 1 - FINANCIAL INFORMATION

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

 ASSETS                                                              June 30,      December 31,
                                                                       1999            1998
                                                                  --------------   -------------
                                                                   (unaudited)
 Current assets:
   Cash and cash equivalents....................................  $  53,800,204   $  11,864,218
   Pledged securities...........................................     18,494,443      18,504,263
   Restricted cash..............................................         32,060          32,060
   Accounts receivable..........................................        273,567         125,976
   Other current assets.........................................         84,607         681,468
                                                                  -------------   -------------
      Total current assets......................................     72,684,881      31,207,985

   Pledged securities...........................................                      8,854,569
   Property and equipment, net..................................     25,074,442      33,202,310
   FCC licenses, net............................................    183,182,056     186,513,591
   Deferred financing costs, net................................     11,624,646       5,503,172
   Other assets.................................................        456,798         439,664
                                                                  -------------   -------------
     Total assets...............................................  $ 293,022,823   $ 265,721,291
                                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Working Capital Facility.....................................  $  25,000,000   $  16,229,121
   Bridge Financing.............................................     50,000,000
   Trade accounts payable.......................................      3,925,258       2,533,612
   Accrued compensation and benefits............................      1,978,701       2,936,454
   Other accrued liabilities....................................     12,334,841       4,759,689
   Accrued interest payable.....................................      8,017,491       7,154,224
   Current portion of long-term debt............................        420,780         525,313
                                                                  -------------   -------------
     Total current liabilities..................................    101,677,071      34,138,413

Long-term debt, net of current portion..........................    118,495,754     117,845,932
Deferred income tax liability...................................     30,438,898      31,382,026
                                                                  -------------   -------------
     Total liabilities..........................................    250,611,723     183,366,371
                                                                  -------------   -------------

Commitments and contingencies

Stockholders' equity:
 Common stock, $.001 par value, 100,000,000 shares authorized,
   27,269,850 and 26,707,036 shares issued and outstanding......         27,270          26,707
 Additional paid-in capital.....................................    229,031,459     225,967,684
 Note receivable from stockholder...............................       (887,500)       (887,500)
 Accumulated deficit............................................   (185,760,129)   (142,751,971)
                                                                  -------------   -------------
    Total stockholders' equity..................................     42,411,100      82,354,920
                                                                  -------------   -------------
            Total liabilities and stockholders' equity..........  $ 293,022,823   $ 265,721,291
                                                                  =============   =============

The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months Ended                     Six Months Ended
                                                                      June 30,                               June 30,
                                                           -----------------------------         -------------------------------
                                                               1999             1998                 1999              1998
                                                           ------------      -----------         ------------       ------------
                                                                            (as restated)                          (as restated)
Service revenue.......................................     $    339,163      $   205,770         $    565,125       $    442,327
                                                           ------------      -----------         ------------       ------------

 Total revenue........................................          339,163          205,770              565,125            442,327

Costs and expenses:
 Technical and network operations.....................        4,315,658        1,573,663            7,855,966          3,184,915
 Sales and marketing..................................        1,452,984        1,380,791            2,918,543          2,892,869
 General and administrative...........................        3,446,961        2,802,001            6,092,996          5,200,089
 Equipment impairment and other.......................                            73,923            6,375,996            213,397
 Depreciation and amortization........................        3,654,076        1,539,953            6,784,060          2,968,921
                                                           ------------      -----------         ------------       ------------
   Total operating costs and expenses.................       12,869,679        7,370,331           30,027,561         14,460,191

Loss from operations..................................      (12,530,516)      (7,164,561)         (29,462,436)       (14,017,864)

Interest and other:
 Interest expense.....................................        8,093,850        5,100,148           14,773,515         10,221,849
 Financing commitment expense.........................          647,884                             1,304,766
 Other................................................         (544,695)         406,740             (550,454)           406,740
 Interest income......................................         (493,751)        (892,788)            (920,060)        (1,715,208)
                                                           ------------      -----------         ------------       ------------
   Loss before income taxes...........................      (20,233,804)     (11,778,661)         (44,070,203)       (22,931,245)

Deferred income tax benefits..........................          757,031        2,207,090            1,062,045          4,258,879
                                                           ------------      -----------         ------------       ------------

 Net loss.............................................     $(19,476,773)     $(9,571,571)        $(43,008,158)      $(18,672,366)
                                                           ============      ===========         ============       ============

Basic and diluted net loss per common share...........     $      (0.72)     $     (0.39)        $      (1.59)      $      (0.81)
Weighted average common shares........................       27,211,300       24,332,349           27,123,747         23,041,744

The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

                    For the six months ended June 30, 1999



                                                                                     Note
                                                                   Additional     Receivable
                                               Common Stock          Paid-in         from         Accumulated
                                         -----------------------
                                            Shares     Par Value     Capital      Stockholder       Deficit          Total
                                         ------------  ---------  --------------  ------------  ---------------  --------------
Balance, December 31, 1998                26,707,036    $26,707   $225,967,684     $(887,500)   $(142,751,971)  $  82,354,920

Common stock issued in exchange
  for certain FCC licenses                   154,114        154        847,473                                        847,627

Value ascribed to warrants issued in
  connection with the Working
  Capital Facility                                                   1,241,710                                      1,241,710

Warrants exercised                           322,374        323          2,902                                          3,225

Stock options exercised                       82,378         82        515,881                                        515,963

Stock compensation expense                                             455,813                                        455,813

Common stock issued under
  employment agreements                        3,948          4             (4)

Net loss                                                                                          (43,008,158)   (43, 008,158)
                                          ----------    -------   ------------   -----------   --------------   -------------

Balance, June 30, 1999                    27,269,850    $27,270   $229,031,459     $(887,500)   $(185,760,129)  $  42,411,100
                                          ==========    =======   ============   ===========   ==============   =============

The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Six Months Ended June 30,
                                                                         ----------------------------
                                                                             1999            1998
                                                                         ------------   -------------
                                                                                        (as restated)
Cash flows from operating activities:
 Net loss........................................................        $(43,008,158)  $(18,672,366)
  Adjustment to reconcile net loss to net cash used in operating activities:
  Gain on sale of FCC licenses...................................            (744,049)
  Non-cash compensation expense..................................             455,813        795,214
  Non-cash equipment impairment charges..........................           6,375,996
  Depreciation and amortization..................................           6,783,971      2,968,921
  Non-cash interest and financing commitment expense.............           4,658,039        777,209
  Deferred income tax benefit....................................          (1,062,045)    (4,258,879)
  Changes in operating assets and liabilities:
    Accrued interest payable.....................................             863,267        (77,672)
    Accounts receivable..........................................            (147,591)         5,302
    Accrued interest on pledged securities.......................            (585,611)    (1,308,390)
    Accounts payable and accrued liabilities.....................           7,934,045     (2,022,783)
    Prepaid expenses and other current assets....................             596,861         24,229
    Other assets.................................................             (17,134)        55,665
                                                                         ------------   ------------

    Net cash used in operating activities........................         (17,896,596)   (21,713,550)
                                                                         ------------   ------------

Cash flows from investing activities:
  Capital expenditures for property and equipment................          (2,970,623)    (2,760,412)
  Proceeds from sale of FCC licenses.............................           6,871,896
  Proceeds from sales of property and equipment..................             548,000
  Additions to FCC licenses......................................          (4,310,878)      (423,004)
  Purchases of short-term investments............................                         (5,127,663)
  Proceeds from sale of short-term investments...................                         20,562,000
  Proceeds from maturities of pledged securities.................           9,450,000      9,180,000
  Proceeds from restricted cash..................................                          1,000,000
                                                                         ------------   ------------

    Net cash provided by investing activities...................            9,588,395     22,430,921
                                                                         ------------   ------------

Cash flows from financing activities:
  Book overdraft.................................................                         (3,055,759)
  Proceeds from Bridge Financing.................................          50,000,000
  Proceeds from Working Capital Facility.........................           7,500,000
  Proceeds from stock option and warrant exercises...............             519,188        111,963
  Principal payments of long-term debt...........................            (228,924)    (1,167,711)
  Additions to deferred financing costs..........................          (7,546,077)
                                                                         ------------   ------------

    Net cash provided by (used in) financing activities..........          50,244,187     (4,111,507)
                                                                         ------------   ------------

Net increase (decrease) in cash and cash equivalents.............          41,935,986     (3,394,136)

Cash and cash equivalents, beginning of period...................          11,864,218      7,135,427
                                                                         ------------   ------------
Cash and cash equivalents, end of period.........................        $ 53,800,204   $  3,741,291
                                                                         ============   ============

The accompanying notes are an integral part of these financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

The Company and Basis of Presentation

     Advanced Radio Telecom Corp. ("ART" or the "Company") provides wireless broadband telecommunications services in the 38 GHz band of the radio spectrum. During the year ended December 31, 1998, ART began offering internet data services in the Seattle, Washington, Portland, Oregon and Phoenix, Arizona areas and, as such, revenues to date have been limited.

     The unaudited condensed consolidated financial statements included herein have been prepared by the Company. The financial statements contain all adjustments, consisting only of normal recurring adjustments which are, in the opinion of the Company's management, necessary to present fairly the consolidated financial position of the Company as of June 30, 1999, the consolidated results of its operations for the six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.

     The Company currently estimates that it will require in excess of $1 billion over the next several years to fund capital expenditures, working capital and operations. In June 1999, the Company entered into a preferred stock purchase agreement (the "Stock Purchase Agreement") with a group of investors (the "Investors"). Subject to the terms of the Stock Purchase Agreement, the Company agreed to sell the Investors preferred stock in exchange for an aggregate of $251 million (the "Investment"). Closing of the Investment is subject to the Company obtaining shareholder approval of the Investment and other matters, as well as other customary conditions. The Company's shareholders will vote on the Investment at the Company's annual meeting, which is scheduled to be held on September 8, 1999. The Investors have provided the Company with $50 million in bridge financing (the "Bridge Financing") through 11% short-term senior notes, which mature on the earliest of the closing of the Investment, the date the ART shareholders fail to approve the Investment or October 29, 1999.

     The Company and Lucent Technologies Inc. ("Lucent") amended the working capital facility under which Lucent agreed to provide the Company with $25 million in revolving loans (the "Working Capital Facility") in May 1999 to provide that loans made pursuant to the Working Capital Facility will be due on the earlier of the date of the Company's shareholders' final vote on the Investment or October 29, 1999. During 1998, the Company and Lucent also entered into a purchase money credit facility (the "Purchase Money Facility"), which the parties amended in May 1999, setting forth the terms and conditions under which Lucent has agreed to provide purchase money financing of up to $200 million, to be used to finance the purchase the Company's broadband data network from Lucent. Lucent has made available $10 million in initial purchase money loans and the availability of the balance is subject to other conditions, including the Company's ability to raise at least $50 million of certain debt or equity capital. The closing of the Investment would make this additional funding available to the Company. However, there can be no assurance that the Investment will close or that the funding will become available to the Company.

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. The Company has limited financial resources, has incurred recurring losses from operations since inception and does not expect to generate significant operating revenues in the near term. The Company's ability to continue as a going concern at least through December 31, 1999, which includes funding of its operations and business plan, the repayment of the Working Capital Facility and Bridge Financing, and funding of its contractual commitments, is dependent upon its ability to consummate the Investment or raise additional financing. There can be no assurance that the Company will be able to consummate the Investment or that it will be able to obtain additional financing, or, if available, that it will be able to obtain such additional financing on acceptable terms. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Restatement of 1998 Comparative Financial Information

     The Company has restated its interim financial results for the first, second and third quarters of fiscal 1998 as a result of a change in Federal income tax law that was not previously considered, which increased the net operating loss carryforward period from 15 to 20 years. The effect of the restatement on the six months ended June 30, 1998 comparative financial information increased the deferred income tax benefit by approximately $2.5 million and decreased the net loss by approximately $2.5 million. The effect of the restatement on the three months ended June 30, 1998 comparative financial information increased the deferred income tax benefit by approximately $743,000 and decreased the net loss by approximately $743,000.

Property and Equipment

     As of June 30, 1999, substantially all of the Company's property and equipment, excluding certain wireless equipment held for disposal, had been placed in service.

     During the first quarter of 1999, the Company recorded a non-cash equipment impairment charge of approximately $6.4 million to write down the carrying value of certain equipment that management determined in March 1999 would be disposed of and not used in its future broadband network buildout. The amount of the write-down was based on the estimated salvage value.

     During the six months ended June 30, 1999, the Company disposed of certain wireless equipment resulting in cash proceeds of approximately $548,000, which approximated its carrying value. At June 30, 1999 the carrying value of certain wireless equipment to be disposed of was approximately $1.5 million.

FCC Licenses

     In January 1999, the Company consummated acquisitions of certain 38 GHz licenses for $4.3 million in cash and certain other licenses for 154,114 shares of common stock valued at approximately $990,000, including related deferred taxes and acquisition costs.

     In June 1997, a shareholder of Commco CCC exercised an option to purchase from the Company certain 38 GHz FCC licenses in specified markets, in which the Company has more than one license and certain wireless transmission equipment. The sale was consummated in May 1999 with 11 licenses being purchased for approximately $7 million. The Company recorded a gain of approximately $700,000 related to this sale, which has been included in Other Income/Expense.

Working Capital Facility

     During the first quarter of 1999, the Company drew the remaining funds available under the $25 million Working Capital Facility and, in conjunction, issued warrants to purchase 191,988 shares of the Company's common stock. The aggregate value ascribed to the warrants was approximately $1,242,000.

     During the second quarter of 1999, the Working Capital Facility was amended to extend the maturity date of loans made pursuant to the Working Capital Facility to the earlier of October 29, 1999 or the date of the final vote of the Company's stockholders on the transaction. In addition, the Company has obtained waivers from Lucent for certain debt covenants related to the Working Capital Facility and the Purchase Money Facility, which are effective until October 31, 1999. At June 30, 1999, the Company would have been in violation of such debt covenants if it had not obtained such waivers. Also during the second quarter, certain provisions of the Working Capital Facility and the Purchase Money Facility agreements were amended to facilitate conditions of the Stock Purchase Agreement.

Purchase Money Facility

     At December 31, 1998, the Company had utilized the entire $10 million of initial purchase money loans made available by Lucent. The amount has been included in long-term debt.

Convertible Preferred Stock

     On June 1, 1999, the Company entered into the Stock Purchase Agreement with the Investors. Subject to terms of the Stock Purchase Agreement, the Company has agreed to sell 2,635,908 chares of Series A convertible preferred stock and 501,592 shares of Series B non-voting convertible preferred stock, each at $80 per share, to the Investors in exchange for an aggregate of $251 million. The Series A shares vote on an as-converted basis with the common stock and represent approximately 45% of the Company's outstanding common stock. Consummation of the Investment is subject to shareholder approval, and other customary closing conditions.

     Additionally, in connection with the Investment, the Company issued five year warrants to the Investors to purchase an aggregate of 1,000,000 shares of common stock at $.01 per share. The warrants are exercisable only if the Stock Purchase Agreement is terminated for specified reasons.

     In July 1999, the holders of the Company's $135 million Senior Notes consented to amendment of the Senior Note indenture, which is a condition to the Investment. Upon closing of the Investment, the Company would be required to pay consent fees of approximately $4 million. The Company also incurred other expenses of approximately $500,000.

Supplemental Cash Flow Information:

     Supplemental disclosure of cash flow information is summarized below for the six months ended June 30:

                                                                  1999                 1998
                                                               -----------          -----------
Non-cash financing and investing activities:
  Issuance of shares for FCC licenses................          $   847,627          $48,347,798
  Value ascribed to warrants.........................            1,241,710
  Additions to property & equipment..................              128,366

Interest paid........................................          $10,682,536          $ 9,526,224

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview

     Advanced Radio Telecom Corp. ("ART" or the "Company") provides wireless broadband telecommunications services in the 38 GHz band of the radio spectrum. The Company's initial business was selling connectivity to various telecommunications companies as a wholesale carriers' carrier, which the Company commenced in the fourth quarter of 1996. Following the establishment of a new core management team, the Company altered its strategy in the first quarter of 1998 and focused on selling a variety of broadband internet services to end-user customers and deploying a broadband data network. During the year ended December 31, 1998, ART began offering internet data services in the Seattle, Washington, Portland, Oregon and Phoenix, Arizona areas and, as such, revenues to date have been limited.

Results of Operations

     Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

     Revenue for the six months ended June 30, 1999, was approximately $565,000 compared to approximately $442,000 for the same period in 1998. The Company's revenue from the first six months of 1999 consisted of approximately $350,000 of service revenue from its remaining carriers' carrier operations and $215,000 of fees charged for the Company's internet services in Seattle, Portland and Phoenix. The Company's revenue from the first six months of 1998 consisted primarily of revenue from the Company's carrier's carrier operations.

     Operating costs and expenses were approximately $30 million for the six months ended June 30, 1999, compared to approximately $14.5 million in 1998.
In future periods the Company expects increases in cash expenses for network operations and sales and marketing as the Company implements its business plan. In the six months ended June 30, 1999, the Company recorded a charge of approximately $6.4 million to write down the carrying value of certain equipment that management determined in March 1999 would be disposed of and not used in the future buildout of the Company's broadband data network. Depreciation and amortization was approximately $6.8 million for the six months ended June 30, 1999, compared to approximately $3 million in 1998. The increase was primarily due to increased depreciation resulting from the deployment of network equipment and the acquisition of certain FCC licenses during 1998. Excluding these non-cash and non-recurring items, operating costs and expenses for the six months ended June 30, 1999 were approximately $16.9 million compared to approximately $11.5 million during the same period in 1998. The increase was primarily due to the increase in technical and network operating expenses, which were attributable to the Company's buildout of its broadband data network, a trial network in San Jose and the commencement of operations in Seattle, Portland, and Phoenix in the third and fourth quarters of 1998.

     Net interest and other expenses were approximately $14.6 million for the six months ended June 30, 1999 compared to approximately $8.9 million in 1998. The increase was primarily due to amortization of the value ascribed to warrants issued in conjunction with borrowings under the financings obtained during 1998, described below, as well as cash interest due on the increased principal amounts of these borrowings.

     Deferred income tax benefit was approximately $1.1 million for the six months ending June 30, 1999 compared to approximately $4.3 million for the same period in 1998 as a result of a change in tax law effective January 1, 1998, which increased the net operating loss carryforward period from 15 to 20 years.

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30,
1998

     Revenue for the three months ended June 30, 1999, was approximately $339,000 compared to $205,000 for the same period in 1998. The Company's revenue from the three months ended June 30, 1999 consisted of approximately $173,000 of service revenue from its remaining carriers' carrier operations and $166,000 of fees charged for the Company's internet services in Seattle, Portland and Phoenix. The Company's revenue from the three months ended June 30, 1998 consisted primarily of revenue from the Company's carrier's carrier operations.

     Operating costs and expenses were approximately $12.9 million for the three months ended June 30, 1999, compared to approximately $7.4 million for the same
period in 1998.   In future periods the Company expects increases in cash
expenses for network operations and sales and marketing as the Company implements its business plan. Depreciation and amortization was approximately $3.7 million for the three months ended June 30, 1999, compared to approximately $1.5 million in 1998. The increase was primarily due to increased depreciation resulting from the deployment of network equipment and the acquisition of certain FCC licenses during 1998. Excluding this non-cash item, operating costs and expenses for the three months ended June 30, 1999 were approximately $9.2 million compared to approximately $5.8 million during the same period in 1998. The increase was primarily due to the increase in technical and network operating expenses, which were attributable to the Company's buildout of its broadband data network, a trial network in San Jose and the commencement of operations in Seattle, Portland, and Phoenix in the third and fourth quarters of 1998.

     Net interest and other expenses were approximately $7.7 million for the three months ended June 30, 1999 compared to approximately $4.6 million in 1998. The increase was primarily due to amortization of the value ascribed to warrants issued in conjunction with borrowings under the financings obtained during 1998, described below, as well as cash interest due on the increased principal amounts of these borrowings.

     Deferred income tax benefit was approximately $757,000 for the three months ending June 30, 1999 compared to approximately $2.2 million for the same period in 1998 as a result of a change in tax law effective January 1, 1998, which increased the net operating loss carryforward period from 15 to 20 years.

Liquidity and Capital Resources

     Through June 30, 1999, funding for the Company's acquisitions, capital expenditures and net operating losses has been provided from private placements of equity and bridge financings in 1994 through 1996, the Company's initial public offering in November 1996, the Company's public offering of units consisting of its senior notes and warrants in February 1997, the borrowings from Lucent Technologies Inc. ("Lucent") and the Bridge Financing described below. Approximately $51 million of the approximately $130 million net proceeds from the sale of the units of senior notes and warrants was used to purchase a portfolio of U.S. Treasury securities that will provide for interest payments on the senior notes through February 2000. Because the senior notes have "significant original issue discount" for tax purposes, the Company will not be able to deduct the interest expense related to the accretion of this original issue discount for tax purposes.

     In June 1999, the Company entered into a preferred stock purchase agreement (the "Stock Purchase Agreement") with a group of investors (the "Investors"). Subject to the terms of the Stock Purchase Agreement, the Company agreed to sell the Investors preferred stock in exchange for an aggregate of $251,000,000 (the "Investment"). Closing of the Investment is subject to the Company obtaining shareholder approval of the Investment and other matters, as well as other customary conditions. The Company's shareholders will vote on the Investment at the Company's annual meeting, which is scheduled to be held on September 8, 1999. The Investors have provided the Company with $50 million in bridge financing (the "Bridge Financing"), which matures on the earliest of the closing of the Investment, the date the ART shareholders fail to approve the Investment and October 29, 1999.

     One of the Investors is a subsidiary of Qwest Communications International Inc. Since execution of the Stock Purchase Agreement, Qwest has agreed to merge with U S WEST, Inc. with Qwest as the surviving corporation. Upon consummation of the merger expected by Qwest in mid-2000, Qwest and the Company will be subject to some restrictions under the federal communications law imposed on Bell Operating Companies and their affiliates including a prohibition on Qwest providing long distance services to ART's customers in the U S WEST region. The Company does not believe that these restrictions will have any material adverse effect on the Company.

     During the six months ended June 30, 1999, the Company consummated the acquisition of certain FCC licenses for approximately $4.3 million in cash, and other FCC licenses for approximately 154,000 shares of common stock. The Company may continue to acquire additional licenses in exchange for common stock or cash.

     In June 1997, an option was exercised to acquire from the Company certain 38 GHz licenses in specified markets in which the Company has more than one license. The sale was consummated in May 1999 with 11 licenses being purchased for approximately $7 million.

     As of June 30, 1999, the Company had drawn the entire $25 million of unsecured revolving loans available under its credit facility with Lucent (the "Working Capital Facility"). The Company and Lucent amended the Working Capital Facility in May 1999 to provide that loans made pursuant to the Working Capital Facility will be due on the earlier of the date of the Company's shareholders' final vote on the Investment or October 29, 1999.

     The Company has borrowed $10 million in initial purchase money loans (the "Initial Purchase Money Loans") under its purchase money credit facility with Lucent (the "Purchase Money Facility") under which Lucent has agreed to provide an aggregate of up to $200 million in purchase money financing to the Company
for Lucent products and services.   No additional amounts are currently
available to the Company under the Purchase Money Facility. Subject to certain conditions, including the Company's ability to raise at least $50 million of certain debt or equity capital, Lucent will make available purchase money loans equal to 200% of the aggregate capital raised, not to exceed $200 million (including the $10 million Initial Purchase Money Loans). The closing of the Investment would make this additional funding available to the Company for Lucent products and services. However, there can be no assurance that the Investment will close or that the funding contemplated by the Purchase Money Facility will become available to ART, or if available, will be utilized by the Company.

     In May 1999, the Company and Lucent amended their definitive purchase agreement under which Lucent agreed to design, engineer and construct the Company's wireless broadband data network. Under the amended purchase agreement the Company has no minimum purchase obligations.

     In July 1999, the Company, with the consent of the holders of its senior notes, amended certain covenants of the indenture relating to the senior notes to provide the Company with greater flexibility to implement its business plan. Obtaining these consents is a condition to the Investment. The amendments to the indenture will become operative upon the closing of the Investment. When the amendments become operative, ART will pay a consent fee of approximately $4 million.

     The Company will require significant additional capital to fully fund its operations and its long-term broadband data network buildout and business plan. The Company currently estimates that it will require in excess of $1 billion over the next several years to fund capital expenditures, working capital and operations. The Company has limited financial resources, has incurred recurring losses from operations since inception and does not expect to generate significant operating revenues in the near term. The Company's ability to continue as a going concern at least through December 31, 1999, which includes funding of its operations and business plan, the repayment of the $25 million Working Capital Facility and the Bridge Financing and funding of its contractual commitments, is dependent upon receiving shareholder approval for and closing the Investment or receiving alternative financing. However, there can be no assurance that the Investment will close or that alternative financing will be available. These conditions raise substantial doubt about the Company's ability to continue as a going concern or that such alternative financing can be obtained.

Inflation

     Management does not believe that its business has been affected by inflation to a significantly different extent than has the general economy.

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

     The Company completed its survey of financial and information technology systems in the first quarter of 1999. As a result of the survey, the Company does not believe there are any material noncompliant systems. However, the Company is conducting detailed verification testing for business critical systems to confirm the results of its survey. If Year 2000 issues are discovered, the Company will evaluate and prioritize the problems. The Company expects to coordinate any Year 2000 problems with the vendors that supplied the noncompliant systems. The Company expects that any remediation efforts would continue through the third quarter of 1999 to ensure that technology introduced in mid-1999 is fully compliant across the network. However, there can be no assurance that the Company's survey will identify all Year 2000 problems in these systems or that the necessary corrective actions will be completed in a timely manner.

     The Company has received warranties from its network equipment suppliers and integrators, that the Company's non-IT network equipment is Year 2000 compliant. In addition, the tests conducted by the Company before accepting delivery of such network equipment are designed to confirm whether the equipment is Year 2000 compliant. Based on these warranties and acceptance tests, the Company does not plan to take further action to ascertain whether its network equipment is Year 2000 compliant. However, there can be no assurance that this equipment will be Year 2000 compliant as warranted or that the acceptance tests will identify all Year 2000 problems. In addition, the Year 2000 warranties that the Company has received limit the damages that the Company would be able to recover if such systems were not Year 2000 compliant. The Company is also reviewing the Year 2000 compatibility of its network management software. If the Company discovers that this software is not Year 2000 compliant, it expects to coordinate its remediation efforts with the software provider to remediate the system. The Company expects that these remediation efforts, if any, will continue through third quarter of 1999 to ensure that network management software introduced in mid-1999 is fully compliant.

     The Company is also assessing its vulnerability to the Year 2000 problems of third-party service suppliers and is communicating with suppliers regarding the problem. The Company relies on third-party suppliers to deliver fiber telecommunications links, internet access, network equipment, banking services and payroll services. The Company also intends to develop new relationships with several providers of fiber-optic telecommunications service, internet service providers, telecommunications resellers and other companies in the telecommunications industry. The Company intends to continuously identify and prioritize critical suppliers and communicate with them about their plans and progress in addressing the Year 2000 problem.

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

Costs of Year 2000 Remediation

     As of June 30, 1999, the Company has not incurred material costs related to the Year 2000 problem, and does not expect to in the future. The Company has not deferred other information technology projects due to Year 2000 expenses, and does not expect to defer such projects in the future. However, there can be no assurance that the costs associated with the Year 2000 problem will not be greater than anticipated.

     Readers are cautioned that forward-looking statements contained in the Year 2000 Disclosure should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement" below.

Cautionary Statement

     This quarterly report includes "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects, the deployment of the Company's network and the future impact of regulatory restrictions. The Company cautions investors that any such statements made by the Company are not guarantees of future performance and that known and unknown risks, uncertainties and other factors may cause actual results to differ materially from those in the forward-looking statements. These risks include, without limitation, failure to consummate the Investment, ability to achieve the benefits contemplated by the Investment and the commercial agreements, effect of the Qwest-U S WEST merger, and capital requirements and other financial risks, customer demand, technological risks, the ability to meet financing conditions, management of growth, ability to achieve Year 2000 compliance, competition and government regulation, as described in Exhibit 99 to the Company's Report on Form 10-K for the year ended December 31, 1998. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

PART II -- OTHER INFORMATION

Item 4.   Submissions of Matters to a Vote of Securityholders.

          No matters were submitted for a vote of the stockholders in the quarter ending June 30, 1999.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               10.1 Broadband Services Agreement dated June 1, 1999 between the
                    Company and Qwest.*

               10.2 Private Line Services Agreement dated June 1, 1999 between the Company and Qwest.*

               27   Financial Data Schedule.

               * Confidential treatment requested for certain portions. The terms "confidential treatment" and the mark "*" as used throughout this exhibit means that the material has been omitted and separately filed with the Commission.

          (b)  Reports on Form 8-K:

          The Company filed a current report on Form 8-K on June 8, 1999 reporting the execution of the Stock Purchase Agreement dated June 1, 1999 between the Company and the Investors.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of August, 1999.

                              ADVANCED RADIO TELECOM CORP.

                              By: /s/ R. S. McCambridge
                              --------------------------------
                              R. S. McCambridge
                              Executive Vice President
                              and Chief Financial Officer

                               (Duly Authorized Officer and
                              Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
 Index                                Title
-------                               -----

10.1 Broadband Services Agreement dated June 1, 1999 between the Company and Qwest.*

10.2 Private Line Services Agreement dated June 1, 1999 between the Company and Qwest.*

27        Financial Data Schedule

     * Confidential treatment requested for certain portions. The terms "confidential treatment" and the mark "*" as used throughout this exhibit means that the material has been omitted and separately filed with the Commission.