Form 10-Q
period 1999-09-30
ADVANCED RADIO TELECOM CORP
filed 1999-11-15
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 27,483,533 shares of common stock, $.001 par value, at November 8, 1999.

                         ADVANCED RADIO TELECOM CORP.

                                     INDEX



                        PART 1.  FINANCIAL INFORMATION
                                                                       Page
                                                                       ----
Item 1.  Financial Statements                                            3

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           13



                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and use of Proceeds                      19

Item 4.  Submission of Matters to a Vote of Security Holders            19

Item 6.  Exhibits and Reports on Form 8-K                               20

                 Advanced Radio Telecom Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (unaudited)
                       (in thousands, except share data)

                                                                                                      September 30,   December 31,
                                                                                                           1999           1998
                                                                                                     --------------  -------------
Current assets:
   Cash and cash equivalents.......................................................................      $ 197,315      $  11,864
   Pledged securities..............................................................................          9,269         18,504
   Accounts receivable.............................................................................            211            126
   Prepaid expenses and other current assets.......................................................             67            714
                                                                                                         ---------      ---------
      Total current assets.........................................................................        206,862         31,208
Pledged securities.................................................................................                         8,854
Property and equipment, net........................................................................         26,959         33,202
FCC licenses, net..................................................................................        181,980        186,514
Deferred financing costs, net......................................................................          8,464          5,503
Other assets.......................................................................................            494            440
                                                                                                         ---------      ---------

          Total assets.............................................................................      $ 424,759      $ 265,721
                                                                                                         =========      =========


Current liabilities:
   Working capital facility........................................................................                     $  16,229
   Trade accounts payable..........................................................................      $   4,458          2,534
   Accrued compensation and benefits...............................................................          3,513          2,936
   Other accrued liabilities.......................................................................          6,418          4,760
   Accrued interest payable........................................................................          2,350          7,154
   Current portion of long-term debt...............................................................            383            525
                                                                                                         ---------      ---------
     Total current liabilities.....................................................................         17,122         34,138
Long-term debt, net of current portion.............................................................        108,808        117,846
Deferred income tax liabilities....................................................................         30,000         31,382
                                                                                                         ---------      ---------
     Total liabilities.............................................................................        155,930        183,366
                                                                                                         ---------      ---------

Commitments and contingencies

Convertible Preferred Stock:
   Series A convertible preferred stock, $.001 par value, 2,234,607 shares
     authorized, issued and outstanding............................................................        192,809
   Series B convertible preferred stock, $.001 par value, 902,893 shares
     authorized, issued and outstanding............................................................         50,877
                                                                                                         ---------
      Total convertible preferred stock............................................................        243,686
                                                                                                         ---------

Stockholders' equity:
   Common stock, $.001 par value, 100,000,000 shares authorized,
      27,337,325 and 26,707,036 shares issued and outstanding......................................             27             27
    Additional paid-in capital.....................................................................        229,810        225,967
    Note receivable from stockholder...............................................................           (887)          (887)
    Accumulated deficit............................................................................       (203,807)      (142,752)
                                                                                                         ---------      ---------
      Total stockholders' equity...................................................................         25,143         82,355
                                                                                                         ---------      ---------

          Total liabilities, convertible preferred stock and stockholders' equity..................      $ 424,759      $ 265,721
                                                                                                         =========      =========

   The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (unaudited)
                     (in thousands, except per share data)

                                                      Three Months Ended    Nine Months Ended
                                                         September 30,         September 30,
                                                      -------------------   -------------------
                                                        1999       1998       1999       1998
                                                      --------   --------   --------   --------
                                                               (as restated)         (as restated)

Revenue................................               $    359   $    187   $    924   $    629
                                                      --------   --------   --------   --------

Costs and expenses:
 Technical and network operations......                  4,222      1,442     12,078      4,627
 Sales and marketing...................                  1,402      1,741      4,320      4,484
 General and administrative............                  3,604      2,873      9,697      8,437
 Equipment impairment and other........                             2,683      6,376      2,683
 Depreciation and amortization.........                  3,949      1,921     10,733      4,889
                                                      --------   --------   --------   --------
   Total costs and expenses............                 13,177     10,660     43,204     25,120
                                                      --------   --------   --------   --------

Loss from operations...................                (12,818)   (10,473)   (42,280)   (24,491)
                                                      --------   --------   --------   --------

Interest and other income (expense):
 Interest expense......................                 (7,323)    (5,206)   (22,096)   (15,427)
 Financing commitment expense..........                              (411)    (1,305)      (411)
 Other.................................                    147        (12)       697       (419)
 Interest income.......................                  1,508        458      2,428      2,173
                                                      --------   --------   --------   --------
   Total interest and other income
    (expense)..........................                 (5,668)   ( 5,171)   (20,276)   (14,084)
                                                      --------   --------   --------   --------

Loss before income taxes...............                (18,486)   (15,644)   (62,556)   (38,575)

Deferred income tax benefit............                    439      1,937      1,501      6,196
                                                      --------   --------   --------   --------

 Net loss..............................               $(18,047)  $(13,707)  $(61,055)  $(32,379)
                                                      ========   ========   ========   ========


Basic net loss per common share,
 including $3.99 and $4.00 loss per
 share relating to deemed preferred
 dividend in 1999......................                $ (4.65)   $ (0.51)   $ (6.25)   $ (1.33)
                                                      ========   ========   ========   ========

Weighted average common shares.........                 27,307     26,701     27,185     24,275
                                                      ========   ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
            Condensed Consolidated Statement of Stockholders' Equity
                                  (unaudited)
                       (in thousands, except share data)




                                                                                     Note
                                                     Common Stock       Additional   Receivable
                                                 --------------------   Paid-in      From           Accumulated
                                                 Shares     Par Value   Capital      Stockholder    Deficit           Total
                                                 ------     ---------   -----------  -----------    ------------    ---------
Balance, December 31, 1998                       26,707       $ 27      $ 225,967      $ (887)      $ (142,752)     $  82,355

Common stock issued in exchange
  for certain FCC licenses                          154                       848                                         848

Value ascribed to warrants
 issued in connection with the
 working capital facility                                                   1,242                                       1,242

Warrants exercised                                  332                         3                                           3

Stock options exercised                             116                       740                                         740

Stock compensation expense                                                    774                                         774

Common stock issued under
  employment agreements                              28                       236                                         236

Value ascribed to beneficial
 conversion feature of Series A                                           108,862                                     108,862
 Preferred Stock

Deemed dividend of beneficial
 conversion feature of Series A                                          (108,862)                                   (108,862)
 Preferred Stock

Net loss                                                                                               (61,055)       (61,055)
                                                 ------     ---------   -----------  -----------    ------------    ---------

Balance, September 30, 1999                      27,337       $ 27      $ 229,810      $ (887)      $ (203,807)     $  25,143
                                                 ======     =========   ===========  ===========    ============    =========

   The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)
                       (in thousands, except share data)

                                                                                                 Nine Months Ended September 30,
                                                                                                 -------------------------------
                                                                                                      1999             1998
                                                                                                 -------------     -------------
                                                                                                                 (as restated)
Cash flows from operating activities:

 Net loss....................................................................                         $(61,055)      $(32,379)
  Adjustment to reconcile net loss to net cash used in operating activities
  Gain on sale of FCC licenses...............................................                             (744)
  Non-cash compensation expense..............................................                              774          1,258
  Non-cash equipment impairment charges......................................                            6,376          2,683
  Depreciation and amortization..............................................                           10,733          4,889
  Non-cash interest and financing commitment expense.........................                            5,140          1,386
  Deferred income tax benefit................................................                           (1,501)        (6,196)
  Changes in operating assets and liabilities:
   Accrued interest payable..................................................                           (4,804)        (4,762)
   Accrued interest on pledged securities....................................                             (811)        (1,544)
   Accounts payable and accrued liabilities..................................                            4,395         (1,449)
    Other....................................................................                              454            177
                                                                                                      --------       --------
   Net cash used in operating activities.....................................                          (41,043)       (35,937)
                                                                                                      --------       --------

Cash flows from investing activities:
  Capital expenditures for property and equipment............................                           (8,148)        (2,948)
  Proceeds from sale of FCC licenses.........................................                            6,872
  Proceeds from sales of property and equipment..............................                            1,148
  Additions to FCC licenses..................................................                           (4,311)          (495)
  Purchases of short-term investments........................................                                          (5,127)
  Proceeds from sale of short-term investments...............................                                          23,612
  Proceeds from maturities of pledged securities.............................                           18,900         18,630
  Proceeds from restricted cash..............................................                                           1,000
                                                                                                      --------       --------
   Net cash provided by investing activities.................................                           14,461         34,672
                                                                                                      --------       --------

Cash flows from financing activities:
  Proceeds from Preferred Stock, including bridge financing..................                          251,000
  Preferred stock issuance costs.............................................                           (7,314)
  Proceeds from (repayments of) working capital facility borrowings..........                          (17,500)        10,000
  Repayments of purchase money facility borrowings...........................                          (10,000)
  Decrease in book overdraft.................................................                                          (3,056)
  Proceeds from stock option and warrant exercises...........................                              743            114
  Principal payments of long-term debt.......................................                             (407)        (1,617)
  Additions to deferred financing costs......................................                           (4,489)          (544)
                                                                                                      --------       --------
   Net cash provided by financing activities.................................                          212,033          4,897
                                                                                                      --------       --------

Net increase in cash and cash equivalents....................................                          185,451          3,632

Cash and cash equivalents, beginning of period...............................                           11,864          7,135
                                                                                                      --------       --------

Cash and cash equivalents, end of period.....................................                         $197,315       $ 10,767
                                                                                                      ========       ========

   The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements


Note 1 - The Company and Basis of Presentation

Advanced Radio Telecom Corp. ("ART" or the "Company") is a provider of broadband wireless telecommunications services to businesses. ART has a nationwide footprint of 38 GHz spectrum licenses in the United States, and owns 26GHz and/or 38GHz spectrum licenses in the United Kingdom and several Scandinavian countries. During 1998, ART began offering internet services in the Seattle, Washington, Portland, Oregon and Phoenix, Arizona markets, and in September 1999 introduced 100 Mbps and related services to businesses in the San Jose, California area. Revenues to date have not been material.

The Company will require significant additional capital to fully fund its operations and its long-term broadband data network build-out and business plan. The Company currently estimates that it may require in excess of $500 million over the next several years to fund capital expenditures, working capital and operations. In September 1999, the Company raised $251 million gross proceeds from the sale of its preferred stock (described below as the "Investment"). However, the Company will need to raise substantial additional capital to fully implement its business plan. While the Company has raised substantial capital in the past, there can be no assurance that the Company will be able to obtain additional financing, or, if available, that it will be able to obtain such additional financing on acceptable terms. Actual capital requirements will be affected, possibly materially, by various factors including the speed of the Company's build-out, the cost and amount of equipment acquired, the number of markets served and the penetration of those markets, customer acceptance and demand and the prices charged for services, competition and technological change. The Company expects to be able to adjust its capital requirements in part in response to customer demand by changing the rate at which it adds new markets and builds out existing markets.

Interim financial statements

Certain information and footnote disclosures normally included in interim financial statements have been condensed or omitted pursuant to rules and
regulations of the Securities and Exchange Commission.   The accompanying
interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to a fair statement of results for interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1998, audited consolidated financial statements and notes thereto contained in the Company's 1998 Annual Report on Form 10-K.

As disclosed in the Company's 1998 Annual Report on Form 10-K, the Company restated its financial statements for the three and nine months ended September 30, 1998 as a result of a change in Federal income tax law. The effect of restatement increased deferred income tax benefits and decreased net loss by approximately $1.1 million and $3.6 million for the three and nine months ended September 30, 1998, respectively.

Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the financial statement date and reported amounts of revenues and expenses during reporting periods. Among the more significant estimates made by management include estimated useful lives of network equipment and the recoverability of recorded values of long-lived assets. Actual results could differ from those estimates.

Recoverability of Long-Lived Assets

Recoverability of property and equipment and capitalized FCC licenses is dependent on, among other things, the

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements


Note 1 - The Company and Basis of Presentation (continued)

successful deployment of networks in each of the respective markets, or sale of such assets. Management estimates that the Company will recover the carrying amount of those costs from undiscounted cash flows generated by the networks once they have been deployed. However, it is reasonably possible that such estimates will change in the near term as a result of technological, regulatory or other changes. The Company periodically reviews the carrying value of its capitalized assets for impairment and recoverability.

Net Loss Per Share

The net loss per share for the three and nine months ended September 30, 1999, reflects deemed preferred stock dividend of $108.9 million representing the beneficial conversion feature of Series A preferred stock. Calculations of loss per share exclude the dilutive effect of convertible preferred stock, options and warrants since inclusion in such calculations would have been antidilutive. Net loss applicable to common stockholders utilized in the calculations of loss per share is summarized as follows (in thousands):

                                    Three months ended        Nine months ended
                                       September 30,             September 30,
                                  ----------------------    ----------------------
                                     1999         1998        1999         1998
                                  ---------    ---------    ---------    ---------
     Net loss                     $ (18,047)   $ (13,707)   $ (61,055)   $ (32,379)
     Deemed preferred dividend     (108,862)                 (108,862)
                                  ---------    ---------    ---------    ---------
     Net loss applicable to
        Common stockholders       $(126,909)   $ (13,707)   $(169,917)   $ (32,379)
                                  =========    =========    =========    =========

Note 2 - Property and Equipment

During the nine months ended September 30, 1999 and 1998, the Company recorded equipment impairment charges of approximately $6.4 million and $2.7 million, respectively, to write down the carrying value of certain equipment that management determined would be disposed of and not used in the future buildout of the Company's broadband data network.

During 1999, the Company disposed of certain wireless equipment receiving cash proceeds of approximately $1.1 million which approximated its carrying value.
At September 30, 1999 the carrying value of wireless equipment to be disposed of approximated $900,000.

At September 30, 1999, substantially all of the Company's property and equipment, excluding assets to be disposed, had been placed in service.

Note 3 - FCC Licenses

During 1999, the Company consummated acquisitions of certain 38 GHz licenses for $4.3 million in cash and certain other licenses for 154,114 shares of common stock, which such shares were valued at approximately $848,000.

In June 1997, one of the Company's shareholders exercised an option to purchase from the Company certain 38 GHz FCC licenses in specified markets, in which the Company has more than one license. In May 1999, the Company closed this transaction, selling 11 licenses for approximately $6.9 million, resulting in a gain included in other income of approximately $700,000.

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements


Note 4 - Working Capital Facility

During 1999, the Company borrowed remaining funds available on the working capital facility under which Lucent agreed to provide the Company with $25 million in revolving loans, and in conjunction with such borrowings, issued warrants to purchase 191,988 shares of Company common stock. The estimated fair value ascribed to the warrants was approximately $1.2 million.

In May 1999, the working capital facility was amended to extend the maturity date of related borrowings to the earlier of October 29, 1999 or date of final vote of Company stockholders on the Investment. The Company obtained waivers from Lucent for certain debt covenants relating to the working capital facility and a purchase money facility with Lucent, and at times during 1999 would have been in violation of such covenants had waivers not been obtained. In September 1999, the Company repaid all $25 million working capital facility borrowings and the facility terminated.

Note 5 - Long-term Debt, Purchase Money Facility and Other Financings

Senior Notes

In July 1999, the Company, with the consent of the holders of its senior notes, amended certain covenants of the indenture relating to the senior notes to provide the Company with greater flexibility to implement its business plan. The amendments were a condition to the Investment and became operative upon closing of the Investment. The Company paid to senior note holders a consent fee of approximately $4 million in the aggregate. Consent fees and other financing costs associated with obtaining consents of approximately $500,000 were deferred and charged to interest expense using the effective interest rate method over the debt term.

Purchase Money Facility

Subsequent to closing the Investment, in September 1999 the Company repaid all of the $10 million of borrowings under its purchase money facility with Lucent and the facility terminated.

Bridge Notes

In June 1999, the Company borrowed $50 million pursuant to terms of 11% senior bridge notes, which matured and was repaid with preferred stock upon closing of the Investment.

Financing Costs

Included in interest and other expense for the nine months ended September 30, 1998 is approximately $419,000 related to an unsuccessful high-yield debt offering and $411,000 of amortization of deferred financing costs related to the financing commitment under the working capital facility.

Note 6 - Capital Stock

Preferred Stock

In September 1999, pursuant to terms of a stock purchase agreement entered into with a group of investors, the Company sold 2,234,607 shares of Series A convertible preferred stock and 902,893 shares of Series B non-voting convertible preferred stock, each at $80 per share, to the investors in exchange for an aggregate of $251 million (the "Investment"). At the closing of the Investment, the Company designated 2,234,607 shares of Series A Preferred Stock, 902,893 shares of

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements


Note 6 - Capital Stock (continued)

Series B Preferred Stock and 902,893 shares of Series C Preferred Stock. Except as otherwise noted, shares of Series A preferred stock and Series B preferred stock are identical and entitle holders thereof to the same rights and privileges. The Series C preferred stock ranks on a parity with Company common stock. Series A preferred stock and Series B preferred stock are collectively referred to as the "Preferred Stock".

Series A preferred shares vote on an as-converted basis with the common stock and represent approximately 45% of the Company's outstanding common stock. Holders of the Series A preferred stock may convert Series A shares at any time into ten shares of common stock. The conversion ratio may be increased or decreased as a result of stock splits, dividends, recapitalizations and similar events. Series A preferred stock automatically converts into common stock if
(i) the Company sells stock yielding net proceeds of at least $75 million at a price of not less than $18 per share, (ii) Company common stock trades at not less than $18 for 30 of 40 consecutive trading days at any time after June 2001,
(iii) two-thirds of the then-outstanding preferred stock converts into common stock, or (iv) 75% of the preferred stock originally issued in the Investment has converted into common stock.

Series B preferred stock will not vote on matters generally submitted to stockholders, however, will be entitled to vote as a class on matters that adversely affects it as a class. Series B preferred stock will automatically convert on a 1-for-1 basis into Series A preferred stock whenever the voting power of the investors falls below 45% (as defined) of the Company's outstanding voting stock. The conversion rate is subject to proportional adjustment for stock splits, stock dividends, combinations and recapitalizations. In addition, any outstanding Series B preferred stock will automatically convert on a 1-for-1 basis into Series C preferred stock if the Series A preferred stock automatically converts into common stock.

The holders of Preferred Stock are entitled to an initial liquidation preference of $80 per share, subject to adjustments, plus any declared and unpaid dividends. On liquidation, after payment of the initial $80 preference amount, the Preferred Stock also participates on a pro rata basis with common stock and Series C preferred stock until each share of Preferred Stock has received a total liquidation amount of $160. The Company may not pay any cash dividend on common stock or Series C preferred stock unless in that year a cash dividend of $80 per share on the Preferred Stock has been paid.

One share of Series C preferred stock has the same rights as ten shares of common stock, except that the Series C preferred stock is non-voting. Series C preferred stock will not vote on matters generally submitted to stockholders, however, will be entitled to vote as a class on matters that adversely affects it as a class. Series C preferred stock automatically converts into common stock on a 10-for-1 basis whenever the voting power of the investors falls below 45% (as defined) of the Company's outstanding voting stock. The conversion rate is subject to proportional adjustment for stock splits, stock dividends, combinations and recapitalizations.

Shares of preferred stock are subject to mandatory redemption requirements under certain limited circumstances as defined in the certificate of designation, preferences and rights of preferred stock. Those circumstances include a consolidation, merger or sale of all or substantially all the assets of the Company in which the stockholders of the Company immediately prior to such consolidation, merger, or sale do not own, directly, or indirectly, a majority of the outstanding voting power of the surviving corporation or acquiring entity, as the case may be, immediately after such merger or sale, and the holders of a majority of the then-outstanding shares of Series A preferred stock elect not to treat any of the foregoing events as a liquidation, dissolution or winding up by giving written notice thereof to the Company. If such holders do not exercise their right to treat a consolidation, merger or sale as a non-liquidating event, the holders of preferred stock shall be entitled to receive out of the consideration paid in such conveyance the amount payable to such holders in a manner similar to that for a liquidation. Due to the mandatory redemption feature, preferred stock is classified outside of stockholders' equity.

The investors include U.S. Telesource, Inc. ("UST"), a subsidiary of Qwest Communications International Inc.("Qwest"), investment funds led by Oak Investment Partners ("Oak"), and investment funds of two of the Company's existing major

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements


Note 6 - Capital Stock (continued)

stockholders. The investors have entered into a stockholders agreement to which the Company is not a party. All of the investors have agreed to, among other things, vote shares acquired in the Investment in favor of the election as directors of the designees of UST and Oak, and vote as agreed by UST and Oak on all other matters to come before stockholders. The Company also agreed to take certain further actions and entered into additional agreements with the investors, including agreeing to entitle each of UST and Oak to designate nominees to be a Company director. Additionally, in the event the Company raises capital through the issuance of equity securities (other than public and certain other offerings), the Company has agreed to let investors participate in the purchase of such securities in proportion to their stock holdings. The Company has also entered into registration rights and standstill agreements with the investors.

The Company recorded the issuance of Series A and B preferred stock by allocating net proceeds of approximately $243.7 million to Series A and B shares based on their estimated relative fair values at the date of the Stock Purchase Agreement, resulting in $192.8 million assigned to Series A shares and $50.9 million assigned to Series B shares. Based on the closing price of Company common stock on the date of stockholder approval of the Investment, the estimated fair value of Series A preferred stock on an as-converted to common stock basis exceeded the amount assigned to the Series A shares by approximately $108.9 million. The Company recorded the $108.9 million excess, representing the estimated fair value of the beneficial conversion feature, as an increase in additional paid-in-capital and a decrease in Series A preferred stock. The beneficial conversion feature is recognized as a deemed dividend to the preferred stock over the minimum period in which preferred stockholders realize their return. Because Series A shares are immediately convertible, the estimated fair value of the Series A beneficial conversion feature was realizable upon closing of the Investment. Accordingly, a $108.9 million deemed dividend as of the closing of the Investment was recognized as a charge to additional paid-in capital and net loss applicable to common stockholders, and an increase in the carrying value of Series A preferred stock. The remaining balance of the beneficial conversion feature of approximately $50.9 million, which is not realizable until and unless Series B shares are converted, has not been recognized and would be recognized upon conversion.

Costs incurred in connection with the Investment, including investment advisory, legal, regulatory filing and other fees, approximated $7.3 million and are recorded as a reduction of amounts assigned to preferred stock.


Note 7 - Commitments and Contingencies

Purchase Commitments

In 1999, the Company and Lucent amended the purchase agreement under which Lucent agreed to design, engineer and construct the Company's wireless broadband data network to eliminate the Company's minimum purchase obligation.

Employment Agreements

The Company has entered into various employment agreements, as amended, with certain executives that provide for, among other things, annual base salaries and cash bonuses based on achievement of specific performance goals. Additionally, the Company has entered into change of control agreements, as amended, with certain executives that provide for, among other things, cash payments and immediate vesting of any stock, stock option or other awards granted to such executive. The Investment qualifies as a change of control under the change of control agreements, entitling them to various benefits if they are terminated or resign with good reason within 24 months of the Investment. During the quarter ended September 30, 1999, the Company recorded severance expense of approximately $750,000, which is included in general and administrative expenses, relating to an announced executive resignation.

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements


Note 7 - Commitments and Contingencies (continued)

In addition, the Investment is a change of control under the Company's equity incentive plans whereby if certain officers or directors are terminated or resign (with good reason in the case of executives) within 24 months of the Investment, all unvested options or awards held by such officer or director will vest.

During the quarter ended September 30, 1999, pursuant to terms of the aforementioned change of control agreements and equity incentive plans, approximately 723,000 shares of Company common stock were immediately vested.

Contingencies

The Company is party to certain claims and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows.


Note 8 - Supplemental Cash Flow Information:

Supplemental disclosure of non-cash financing and investing activities and other cash flow information for the nine months ended September 30 is summarized as follows (in thousands):

                                                                         1999              1998
                                                                       --------          --------
Non-cash financing and investing activities:
  Value ascribed and deemed dividend of
  beneficial conversion feature of Series A preferred stock..          $108,862
  Issuance of shares for FCC licenses........................               848           $48,348
  Value ascribed to warrants.................................             1,242             2,448
  Additions to property and equipment........................               128             3,817
Interest paid................................................          $ 20,570           $19,015

Note 9 - Subsequent Event:

On October 29, 1999, the Company announced that its chairman and chief executive officer will retire effective November 1, 1999. Pursuant to terms of employment and change of control agreements as described in Note 7, during the quarter ending December 31, 1999, the Company will record severance expense for the chief executive officer and other executive officers.

In November 1999, the Company entered into a purchase agreement, with no minimum purchase obligation, with Cisco Systems Inc. ("Cisco"), which agreement, among other things, sets forth terms and conditions for the Company's purchase of networking equipment from Cisco. Additionally, the Company entered into a commitment letter, subject to various conditions, with Cisco Systems Capital Corporation for multi-year vendor financing to be used to fund the Company's purchase of Cisco networking hardware and for other costs associated with the network installation and integration of such hardware. Funding potentially available under this commitment is subject to usual and customary covenants, terms and conditions, and increases from approximately $14 million at initial closing to $175 million.

                         Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations


Overview

Advanced Radio Telecom Corp. ("ART" or the "Company") is a provider of broadband wireless telecommunications services to businesses. ART has a nationwide footprint of 38 GHz spectrum licenses in the United States, and owns 26GHz and/or 38GHz spectrum licenses in the United Kingdom and several Scandinavian countries.

The Company's initial business was selling connectivity to various telecommunications companies as a wholesale carriers' carrier, which the Company commenced in 1996. Following the establishment of a new core management team, the Company altered its strategy in 1998 and focused on selling a variety of broadband internet services to end-user customers and deploying a broadband data network. During 1998, ART began offering internet services in the Seattle, Washington, Portland, Oregon and Phoenix, Arizona markets, and in September 1999 introduced 100 Mbps and related services to businesses in the San Jose, California area. Revenues to date have not been material.

Results of Operations

   Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Revenue for the nine months ended September 30, 1999, was approximately $924,000 compared to $629,000 for the same period in 1998, and was comprised of $515,000 from the Company's remaining carriers' carrier operations and $409,000 from internet services operations. As a result of having recently commenced offering internet services, revenues from internet services have increased during each quarter in 1999. Revenues from the remaining carriers' carrier operations have decreased during each quarter of 1999. Revenue for the nine months ended September 30, 1998 was from the Company's remaining carriers' carrier operations.

Operating costs and expenses were approximately $43.2 million for the nine months ended September 30, 1999, compared to approximately $25.1 million in the comparative 1998 period. Technical and network operations costs increased approximately $7.5 million to $12.1 million for the nine months ended September 30, 1999 over the comparative 1998 period due to expanded operations. In future periods the Company expects increases in expenses for network operations and sales and marketing as the Company implements its business plan.

During the nine months ended September 30, 1999, in connection with employment and change of control agreements the Company recorded approximately $750,000 of severance expense, which is included in general and administrative expenses, related to the announced resignation of a senior executive. The Company has various employment and change of control agreements with certain other executives. The September 1999 preferred stock transaction is a change of control under the change of control agreements, entitling executives to various benefits if they are terminated or resign with good reason within 24 months of the event. The Company will record severance expense during the quarter ending December 31, 1999 relating to certain executive officers.

During the nine months ended September 30, 1998, the Company recorded approximately $650,000 of severance expenses related to the resignation of certain executives and, in connection with the employment arrangements with certain Company executives, also recorded non-cash charges of approximately $658,000 with respect to stock grants.

During the nine months ended September 30 1999 and 1998, the Company recorded equipment impairment charges of approximately $6.4 million and $2.7 million, respectively, to write down the carrying value of certain equipment that management determined would be disposed of and not used in the future buildout of the Company's broadband data network. Depreciation and amortization was approximately $10.7 million for the nine months ended September 30, 1999,

                         Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations


Results of Operations (continued)

compared to approximately $4.9 million in the 1998 period. The increase was primarily due to increased depreciation resulting from the deployment of network equipment and the acquisition of certain FCC licenses during 1998.

Excluding the aforementioned severance and non-cash depreciation, amortization expense, impairment charges and charges with respect to stock-based compensation, operating costs and expenses for the nine months ended September 30, 1999 were approximately $25.3 million compared to approximately $16.2 million during the same period in 1998. The increase was primarily due to the increase in technical and network operating expenses, which were attributable to the Company's buildout of its broadband data network, and the commencement of operations in Seattle, Portland, Phoenix and San Jose.

Net interest and other expenses were approximately $20.3 million for the nine months ended September 30, 1999 compared to approximately $14.1 million in the comparative 1998 period. The increase was primarily due to amortization of the value ascribed to warrants issued in conjunction with borrowings under the financings obtained during 1998, as well as interest on increased principal amounts of these borrowings. Included in interest and other expense for the nine months ended September 30, 1998 is approximately $419,000 related to an unsuccessful high-yield debt offering and $411,000 of amortization of deferred financing costs related to the financing commitment under the Working Capital Facility.

Deferred income tax benefits approximated $1.5 million and $6.2 million for the nine months ended September 30, 1999 and 1998, respectively. The higher effective rate of tax benefit in 1998 results from a change in tax law effective in 1998, which increased the net operating loss carryforward period from 15 to 20 years.

The net loss for the nine months ended September 30, 1999 and 1998 approximated $61.1 million and $32.4 million, respectively. The basis net loss per share applicable to common stockholders, including $4.00 loss per share relating to the deemed preferred dividend as described in Note 6 to the accompanying financial statements, was $6.25 and $1.33 for the nine months ended September 30, 1999 and 1998, respectively.

   Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Revenue for the three months ended September 30, 1999, was approximately $359,000 compared to $187,000 for the same period in 1998, and was comprised of $165,000 from the Company's remaining carriers' carrier operations and $194,000 from internet services operations. Revenue for the three months ended September 30, 1998 was from the Company's remaining carriers' carrier operations.

Operating costs and expenses were approximately $13.2 million for the three months ended September 30, 1999, compared to approximately $10.7 million in the comparative 1998 period. Technical and network operations costs increased approximately $2.8 million to $4.2 million for the three months ended September 30, 1999 over the comparative 1998 period due to expanded operations.

During the three months ended September 30, 1999, in connection with employment and change of control agreements the Company recorded approximately $750,000 of severance expense related to the announced resignation of a senior executive.

During the three months ended September 30, 1998, the Company recorded approximately $650,000 of severance expenses related to the resignation of certain executives and in connection with the employment arrangements with certain Company executives, also recorded non-cash charges of approximately $658,000 with respect to stock grants.

                         Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations


Results of Operations (continued)

During the three months ended September 30 1998, the Company recorded an equipment impairment charge of approximately $2.7 million to write down the carrying value of certain equipment that management determined would be disposed of and not used in the future buildout of the Company's broadband data network. Depreciation and amortization was approximately $3.9 million for the three months ended September 30, 1999, compared to approximately $1.9 million in 1998. The increase was primarily due to increased depreciation resulting from the deployment of network equipment and the acquisition of certain FCC licenses during 1998.

Excluding the aforementioned severance and non-cash depreciation and amortization expense, impairment charges, and non-cash charges with respect to stock-based compensation, operating costs and expenses for the three months ended September 30, 1999 were approximately $8.5 million compared to approximately $4.7 million during the same period in 1998. The increase was primarily due to the increase in technical and network operating expenses, which were attributable to the Company's build-out of its broadband data network, and the commencement of operations in Seattle, Portland, Phoenix and San Jose.

Net interest and other expenses were approximately $5.7 million for the three months ended September 30, 1999 compared to $5.2 million in 1998. The increase was primarily due to amortization of the value ascribed to warrants issued in conjunction with borrowings under the financings obtained during 1998, as well as interest on increased principal amounts of these borrowings.

Deferred income tax benefits approximated $439,000 and $1.9 million for the three months ended September 30, 1999 and 1998, respectively. The higher effective rate of tax benefit in 1998 results from a change in tax law effective in 1998, which increased the net operating loss carryforward period from 15 to 20 years.

The net loss for the three months ended September 30, 1999 and 1998 approximated $18.0 million and $13.7 million, respectively. The basis net loss per share applicable to common stockholders, including $3.99 loss per share relating to the deemed preferred dividend as described in Note 6 to the accompanying financial statements, was $4.65 and $0.51 for the three months ended September 30, 1999 and 1998, respectively.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, operating activities used approximately $41.0 million as compared to $35.9 million used by operating activities during the comparative prior year period. Cash used by operating activities resulted primarily from the Company's net loss.

Investing activities provided cash of approximately $14.5 million and $34.7 million during the nine months ended September 30, 1999 and 1998, respectively. Investing activities provided cash from maturities of pledged securities of approximately $18.9 million and $18.6 million for the nine months ended September 30, 1999 and 1998, respectively, and in the 1998 period also provided cash of $23.6 million from the sale of short-term investments. During the nine months ended September 30, 1999, investing activities provided cash of approximately $6.9 million from the sale of 11 FCC licenses, as well as used cash of approximately $4.3 million for acquisitions of certain FCC licenses. Investing activities used cash for capital expenditures of approximately $8.1 million and $2.9 million during the nine months ended September 30, 1999 and 1998 respectively. In 1999, the Company and Lucent amended the purchase agreement under which Lucent agreed to design, engineer and construct the Company's wireless broadband data network to eliminate the Company's minimum purchase obligation.

                         Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations


Liquidity and Capital Resources (continued)

Financing activities provided cash of approximately $4.9 million during the nine months ended September 30, 1998, primarily the result of $10 million of borrowings under its working capital facility with Lucent offset by other debt repayments. Financing activities provided cash of approximately $212.0 million during the nine months ended September 30, 1999. In September 1999, the Company sold preferred stock in exchange for an aggregate of $251 million. The Company incurred certain costs in connection with the Investment, including financial advisor fees of approximately $6.3 million, legal and other professional fees in excess of $1 million, and consent solicitation fees and related costs of $4.5 million. In September 1999, the Company repaid all $25 million working capital facility borrowings and the facility terminated. Additionally, the Company repaid all of the $10 million of borrowings under its purchase money facility with Lucent and the facility terminated.

Since inception, the Company has raised cash to fund its operations, capital expenditures and acquisitions from sales of debt and equity securities, including private placements of equity and bridge financings in 1994 through 1996, its $34 million initial public offering in November 1996, the $135 million public offering of units consisting of senior notes and warrants in February 1997 (approximately $51 million of which purchased a portfolio of U.S. Treasury securities to fund senior note interest through February 2000), borrowings from Lucent, and most recently the $251 million preferred stock Investment and related bridge note financing.

In November 1999, the Company entered into a purchase agreement, with no minimum purchase obligation, with Cisco Systems Inc. ("Cisco"), which agreement, among other things, sets forth terms and conditions for the Company's purchase of networking equipment from Cisco. Additionally, the Company entered into a commitment letter, subject to various conditions, with Cisco Systems Capital Corporation for multi-year vendor financing to be used to fund the Company's purchase of Cisco networking hardware and for other costs associated with the network installation and integration of such hardware. Funding potentially available under this commitment is subject to usual and customary covenants, terms and conditions, and increases from approximately $14 million at initial closing to $175 million.

The Company will require significant additional capital to fully fund its operations and its long-term broadband data network build-out and business plan. The Company currently estimates that it may require in excess of $500 million over the next several years to fund capital expenditures, working capital and operations. Proceeds from the Investment are expected to be used to accelerate implementation of the Company's business plan. However, the Company needs to raise substantial additional capital to fully implement its business plan.
While the Company has raised substantial capital in the past, there can be no assurance that the Company will be able to obtain additional financing, or, if available, that it will be able to obtain such additional financing on acceptable terms. Actual capital requirements will be affected, possibly materially, by various factors including the speed of the Company's build-out, the cost and amount of equipment acquired, the number of markets served and the penetration of those markets, customer acceptance and demand and the prices charged for services, competition and technological change. The Company expects to be able to adjust its capital requirements in part in response to customer demand by changing the rate at which it adds new markets and builds out existing markets.


Inflation

Management believes that its business has not been affected by inflation to a significantly different extent than has the general economy.


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

                         Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations


Year 2000 Disclosure (continued)

The Company's State of Readiness

The Company has implemented a survey to identify Year 2000 issues in three areas: (i) financial and information technology systems (ii) non-IT network equipment and (iii) third-party vendors and suppliers. The Company believes its financial and information technology systems and its non-IT equipment will be Year 2000 compliant by the end of 1999.

The Company completed its survey of financial and information technology systems in the first quarter of 1999. As a result of the survey, the Company does not believe there are any material noncompliant systems. However, the Company is conducting detailed verification testing for business critical systems to confirm the results of its survey. If Year 2000 issues are discovered, the Company will evaluate and prioritize the problems. The Company expects to coordinate any Year 2000 problems with vendors that supplied noncompliant systems. The Company expects that any remediation efforts would continue through November 1999 to ensure that recently introduced technology is fully compliant across the network. However, there can be no assurance that the Company's survey will identify all Year 2000 problems in these systems or that necessary corrective actions will be completed in a timely manner.

The Company has received warranties from its network equipment suppliers and integrators, that the Company's non-IT network equipment is Year 2000 compliant. In addition, such tests conducted by the Company before accepting delivery of network equipment are designed to confirm whether such equipment is Year 2000 compliant. Based on these warranties and acceptance tests, the Company does not plan to take further action to ascertain whether its network equipment is Year 2000 compliant. However, there can be no assurance that this equipment will be Year 2000 compliant as warranted or that the acceptance tests will identify all Year 2000 problems. In addition, Year 2000 warranties that the Company has received limit damages recoverable if such systems were not Year 2000 compliant. The Company is also reviewing Year 2000 compatibility of its network management software. If the Company discovers that this software is not Year 2000 compliant, it expects to coordinate its remediation efforts with the software provider. The Company expects that these remediation efforts, if any, will continue through November 1999 to ensure that recently introduced network management software is fully compliant.

The Company is also assessing its vulnerability to Year 2000 problems of third-party service suppliers and is communicating with suppliers regarding the matter. The Company relies on third-party suppliers to deliver, among others, fiber telecommunications links, internet access, network equipment, banking services and payroll services. The Company also intends to develop new relationships with several providers of fiber-optic telecommunications service, internet service providers, telecommunications resellers and other companies in the telecommunications industry. The Company intends to continuously identify and prioritize critical suppliers and communicate with them about their plans and progress in addressing Year 2000 issues. Although the Company is communicating with its suppliers regarding Year 2000 matters, the Company does not know whether these suppliers' systems will be Year 2000 compliant in a timely manner. Like most telecommunications providers, the Company's ability to provide service is dependent on key suppliers and equipment vendors. If one or more significant suppliers are not Year 2000 compliant, this could have a material adverse effect on the Company's results of operations, financial position or cash flow.

The Company's Year 2000 Risk

Based on the efforts described above, Company management expects remaining remediation efforts to be completed in November 1999 and believes that systems will be Year 2000 compliant in a timely manner. However, there can be no assurance that all Year 2000 problems will be successfully identified, or that the necessary corrective actions will be completed in a timely manner. Failure to successfully identify and remediate such Year 2000 problems in a timely manner could have a material adverse effect on the Company's results of operations, financial position or cash flow.

                         Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations


Year 2000 Disclosure (continued)

The Company's Contingency Plans

The Company has not created a formal contingency plan for Year 2000 problems. The Company intends to take appropriate actions to mitigate the effects, if any, of third parties' failures to remediate their Year 2000 issues and for unexpected failures in its own systems. Such actions may include having arrangements for alternate suppliers and using manual intervention where necessary. If it becomes necessary for the Company to take these corrective actions, it is uncertain whether this would result in significant interruptions in service or delays in business operations or whether it would have a material adverse effect on the Company's results of operations, financial position or cash flow.


Costs of Year 2000 Remediation

The Company has not incurred material costs relating to Year 2000 matters, and does not expect to in the future. The Company has not deferred, and does not expect to defer, other information technology projects due to Year 2000 expenses. However, there can be no assurance that costs associated with Year 2000 matters will not be greater than anticipated.

Readers are cautioned that forward-looking statements contained throughout this Item should be read in conjunction with the Company's disclosures under the heading: "Cautionary Statement" included elsewhere in this report.

                         Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations


                             Cautionary Statement

This quarterly report includes "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects, the deployment of the Company's network, capital requirements and Year 2000 issues. The Company cautions investors that any such statements are not guarantees of future performance and that known and unknown risks, uncertainties and other factors may cause actual results to differ materially from those in the forward-looking statements. These risks include, without limitation, ability to raise additional capital, ability to achieve the benefits contemplated by the Investment and the commercial agreements, effect of the Qwest-U S WEST merger, and capital requirements and other financial risks, customer demand, technological risks, management of growth, ability to achieve Year 2000 compliance, competition and government regulation, as described in Exhibit 99 to the Company's Report on Form 10-K for the year ended December 31, 1998. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.


PART II -- OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

Recent sales of unregistered securities during the quarter ended September 30, 1999

On September 9, 1999, the Company sold 2,234,607 shares of Series A convertible preferred stock and 902,893 shares of Series B convertible preferred stock to a group of investors in exchange for cash of $251 million. There were no underwriters with respect to this issuance of preferred stock. The investors listed below or investments funds associated with the investors listed below comprised the group of investors to whom the securities were sold.

  U.S. Telesource, Inc. (a wholly-owned subsidiary of Qwest)
  Oak Capital Partners
  MeriTech Capital Partners
  Advent International Corporation
  Columbia Capital Corporation
  Accel Partners
  Brentwood Venture Capital
  Worldview Technology Partners
  Bessemer Venture Partners
  Cove Ventures, LLC
  Adams Capital Management

The Company relied upon the exemption from registration pursuant to Section 4(2) of the Securities Act as a transaction by an issuer not involving a public offering.


Item 4.  Submission of Matters to a Vote of Securityholders.

The Company held its annual meeting of the stockholders (the "Annual Meeting") on September 8, 1999. Matters submitted to a vote of Company stockholders and voting results were as follows:

     (i) Stockholders approved the investment contemplated by the preferred stock purchase agreement among ART and the investors, which among other things, provided for the sale of preferred stock to the investors in exchange for $251 million. Shares cast at the Annual Meeting with respect to this matter included 12,978,690 voted in favor of the approval of the $251 million equity investment in ART, 92,154 shares voted against the approval of the $251 million equity investment in ART and 31,550 shares abstained.

    (ii) Stockholders approved an amendment to the Company's restated equity incentive plan increasing the number of shares of common stock issuable under the plan from 4 million shares to 8 million shares. Shares cast at the Annual Meeting with respect to this matter included 10,228,754 shares voted in favor of the approval of the amendment to the Restated Equity Incentive Plan, 2,666,527 shares voted against the approval of the amendment to the Restated Equity Incentive Plan and 52,113 shares abstained.(ii)

   (iii) Stockholders elected James B. Murray, Jr. and Andrew I. Fillat as directors of the Company. Shares cast at the Annual Meeting with respect to this matter included 21,744,029 shares voted in favor of the election of James Murray, Jr. and 797,240 shares voted to withhold authority for the election of James B. Murray, Jr. Shares cast at the Annual Meeting included 21,743,674 shares voted in favor of the election of Andrew Fillat, and 797,595 shares voted to withhold authority for the election of Andrew Fillat.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits:

               3.1  Certificate of Designation
               3.2 Restated and Amended Bylaws of the Company, as amended through May 28, 1999.
               4.1 First Supplemental Indenture dated as of July 23, 1999 between the Company and the Bank of New York as trustee.
              10.1 Amendment to Amended and Restated Change of Control Agreement dated May 14, 1999 between the Company and Henry
                    C. Hirsch.
              10.2 Amendment to Amended and Restated Change of Control Agreement dated May 14, 1999 between the Company and William
                    J. Maxwell
              10.3 Amendment to Amended and Restated Change of Control Agreement dated May 14, 1999 between the Company and Robert
                    S. McCambridge
              10.4 Amendment to Amended and Restated Change of Control Agreement dated May 14, 1999 between the Company and Thomas Boyhan
              10.5 Amendment to Amended and Restated Change of Control Agreement dated May 14, 1999 between the Company and G. Ron Olexa
              10.6 Restated Equity Incentive Plan, as amended through May 26, 1999.
              10.7 1996 Non-Employee Directors Automatic Stock Option Plan, as Amended through May 14, 1999.
              10.8 1997 Equity Incentive Plan for Non-Employee Directors as Amended through May 14, 1999.

              27.1  Financial Data Schedule.


          (b)  Reports on Form 8-K:

The Company did not file a Form 8-K during the quarter ended September 30, 1999.

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November, 1999.


                              ADVANCED RADIO TELECOM CORP.

                              By: /s/ R. S. McCambridge
                              --------------------------------
                              R. S. McCambridge
                              Executive Vice President
                              and Chief Financial Officer

                              (Duly Authorized Officer and
                              Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number                                Title
-------                               -----

 3.1  Certificate of Designation
 3.2  Restated and Amended Bylaws of the Company, as amended through May 28,
      1999.
 4.1 First Supplemental Indenture dated as of July 23, 1999 between the Company and the Bank of New York as trustee.
10.1  Amendment to Amended and Restated Change of Control Agreement dated
      May 14, 1999 between the Company and Henry C. Hirsch.
10.2  Amendment to Amended and Restated Change of Control Agreement dated
      May 14, 1999 between the Company and William J. Maxwell.
10.3  Amendment to Amended and Restated Change of Control Agreement dated
      May 14, 1999 between the Company and Robert S. McCambridge.
10.4  Amendment to Amended and Restated Change of Control Agreement dated
      May 14, 1999 between the Company and Thomas Boyhan.
10.5  Amendment to Amended and Restated Change of Control Agreement dated
      May 14, 1999 between the Company and G. Ron Olexa.
10.6  Restated Equity Incentive Plan, as amended through May 26, 1999.
10.7 1996 Non-Employee Directors Automatic Stock Option Plan, as Amended through May 14, 1999.
10.8 1997 Equity Incentive Plan for Non-Employee Directors as Amended through May 14, 1999.

27.1  Financial Data Schedule