Form 10-K
period 1999-12-31
ADVANCED RADIO TELECOM CORP
filed 2000-03-30
CIK 1010286

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

    For the Year Ended December 31, 1999

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

         500 108th Avenue, NE, Suite 2600, Bellevue, Washington 98004
                   (Address of principal executive offices)

                                (425) 688-8700
             (Registrant's telephone number, including area code)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
       Title of Each Class                                on Which Registered
              None                                               None

          Securities registered pursuant to Section 12(g) of the Act:

              Title of Each Class: Common Stock ($.001 Par Value)

                               ----------------

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $1,273,999,064 on March 21, 2000, based on the closing sales price of the registrant's common stock as reported on the Nasdaq National Market as of such date.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 28,837,430 shares of common stock, $.001 par value at March 21, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated herein by reference: Part III:
 Portions of the Registrants's definitive Proxy Statement to be filed with the
  Securities and Exchange Commission in connection with the Registrant's 2000
                        Annual Meeting of Stockholders.

                         Exhibit Index is on page 33.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

  Advanced Radio Telecom Corp. ("ART" or the "Company") intends to become the leading provider of broadband services to carriers and service providers whose customers are not served by fiber-optic networks. Utilizing its national footprint of 39 GHz spectrum licenses, the Company plans to serve forty major metropolitan markets over the next three years. The Company is building its own fixed wireless, packet-based broadband metropolitan networks on the Internet Protocol ("IP") standard.

  From its inception in 1993 through 1997, the Company was primarily involved in the acquisition of spectrum rights, hiring management and other key personnel, raising capital, acquiring equipment and roof rights and developing operating and support systems to support its initial business of selling connectivity to various telecommunications companies as a wholesale carriers' carrier. The Company altered its strategy in 1998 to sell a variety of broadband internet services to end-user customers and began offering such services in the Seattle, Washington, Portland, Oregon and Phoenix, Arizona markets. During 1999, the Company's strategy evolved to that of providing high speed broadband IP services to businesses, and in September 1999, the Company introduced 100 Mbps internet access service to businesses in the San Jose, California area. In September 1999, the Company completed a convertible preferred stock offering which raised $251 million, and in November 1999 entered into a purchase agreement and funding commitment for network buildout financing potentially up to $175 million.

  ART is prepared to meet the needs of a fast-growing market segment--that of businesses requiring multi-megabit metropolitan network access to high capacity network backbones for the purpose of running IP applications. The potential opportunity in the local access market is driven by the rapid growth in Internet traffic, data applications and IP services for all companies.

  The local exchange carrier ("LEC") copper circuit infrastructure was designed for voice calls, not data transport. The copper is generally not consistently capable of high data speeds due to the line quality and/or distance between the end user and a central office. Competitive Access Provider fiber provides for very high capacity links, however its availability is limited to its installation in only 3% of commercial buildings in the U.S. The demand for multi-megabit bandwidth is fast growing and ART provides a viable alternative to these traditional, legacy infrastructures. ART's metro network service excels in its effectiveness at delivering multi-megabit service, its cost effectiveness and its ease of deployment.

  The Company is a Delaware corporation organized in 1993 under the name of Advanced Radio Technologies Corporation. In October 1996, the Company through a wholly owned subsidiary merged with Advanced Radio Telecom Corp., a corporation organized by the Company and others in 1995 to acquire licenses and to operate its business jointly with the Company. Upon the merger, Advanced Radio Telecom Corp. became a wholly owned subsidiary of the Company and changed its name to ART Licensing Corp., and the Company changed its name to Advanced Radio Telecom Corp. In 1997 the Company acquired 129 39 GHz licenses in exchange for 6 million shares of common stock and acquired the remaining 50% interest in a partnership jointly owned by the Company for $6 million.

Business Strategy

  As an Internet Protocol Service Provider ("IPSP"), ART anticipates meeting the needs of service providers and carriers that require a multi-megabit IP metro network to deliver and expand their services. ART's metro networks will allow carrier and service providers to extend their backbone capacity to the customer premises and develop advanced IP service offerings.

  ART intends to be the leading IPSP delivering carrier-class, multi-megabit, wireless broadband connectivity. The Company is implementing the following initiatives to achieve this objective:

  Provide Wholesale Multi-megabit Metro IP Network Access. ART plans to provide IP metropolitan network access to Internet service providers ("ISP"), interexchange carriers ("IXC"), building local exchange carriers ("BLEC") and application service providers ("ASP"). Developing the wholesale channel puts ART in a position to enable carriers to extend high-speed backbone performance and data center applications seamlessly to their customers. ART's focus on data transport for the wholesale channel will optimize ART's ability to rapidly deploy networks and provide excellent customer service.

  Target Off-Fiber Businesses. Multi-megabit metro network coverage has been limited to the reach of fiber optic cable installations. ART uses 39 GHz licensed spectrum to provide a multi-megabit transport alternative to fiber. The Company targets building clusters in high-density off-fiber areas containing businesses with strong potential for multi-megabit data requirements, such as high-technology companies that are typically located outside cities' main business districts.

  Rapid Market Coverage. Leveraging its 39 GHz licenses, which cover 90 of the top 100 U.S. markets, ART intends to rapidly deploy metro networks in 40 major markets over the next three years. ART plans to leverage its outsource partners, such as Cisco Systems and Wireless Facilities, Inc., to accomplish this objective.

  Strategic Network Build Out. In each new market, ART identifies existing carrier hotels (POPs) that allow service providers to peer traffic with major backbone providers. Demographic and geographic information systems are used to identify clusters of commercial buildings around the POP that are not otherwise linked to high-speed data services. Working with the service providers and the demographic information in each market, ART intends to rapidly deploy its network to the most promising opportunities within each cluster.

  Success-Based Capital Requirements. ART is designing its metro networks so that the Company's capital will be spent incrementally as ART attracts customers. ART's networks are designed to be scaleable and rapidly enable sales opportunities for ART's partners as networks are built out. As needs change, ART's equipment can be economically and rapidly deployed or relocated.

  Develop Strategic Business Relationships. ART intends to continue to forge alliances with property management companies to give carriers and service providers connectivity to tenants in buildings outside the fiber network. ART will establish customer relationships with ISPs, IXCs, BLECs and ASPs to meet their emerging needs in their regions of operations.

  Provide Excellent Customer Service. ART plans to provide excellent customer service, with e-business service features such as web interfaces for self-service, 24-hour-a-day, seven-day-a-week call center, a network quality control system and comprehensive customer support services.

  State of the Art Business Systems. ART is building operational support systems that enable efficient management of our networks and effective internal and customer business operations. Off-the-shelf software systems are selected through a rigorous requirements process to meet business needs, including network inventory, provisioning, network utilization, capacity planning and management, billing, and internal functions for financial, sales, and human resources.

ART's Competitive Advantages

  The Company will compete in offering multi-megabit broadband IP service to off-fiber commercial buildings by deploying a wireless solution. ART's metro networks, built on the Internet Protocol, provide a direct IP network connection between the service provider and customer premises.

  Advantages of ART's 100 Mbps IP metro network include:

  Focus on Data. ART believes it is currently the only fixed wireless telecommunications company focusing exclusively on broadband data services. ART's networks are built on Internet Protocol, providing a packet-switched network engineered for performance and designed for applications built on standard IP. Circuit-based metro infrastructures, built with copper, cannot achieve multi-megabit data rates. Alternatives such as metropolitan fiber and aggregated private lines are costly and limited in availability.

  High-Capacity Metro Networks. ART's multi-megabit metro networks are being engineered to provide high-capacity packet-switched local access with quality superior to copper and comparable to fiber. Technology is available to expand ART's product line to offer two-way data transfer rates to 155 megabits per second.

  Lower Cost Network. The Company expects its networks to cost less than its competitors' fiber networks. The Company's fixed wireless networks do not require the same magnitude of installation and maintenance costs as required by fiber networks. The Company expects this cost differential to increase over time as the cost of deploying fiber involves substantial labor and right-of-way costs, which the Company does not expect to decrease, while the cost of ART's networks involves substantial electronic equipment costs, which have and are expected to continue to decline. The Company's network will be entirely packet-based, and therefore the Company will not have to invest in the more expensive circuit switches required by voice networks.

ART's Network

  ART is deploying state-of-the-art packet-based broadband networks using wireless facilities interfaced with the fiber backbone in metropolitan areas to provide high-bandwidth IP access services. ART's network is based on Fast Ethernet radios and switches deployed in a fault-tolerant ring architecture. Each ring connects via ART's fiber network at "Gateway" buildings. The Gateways in each city are interconnected at a Point Of Presence (POP), where traffic is routed to ART's customers.

  Traffic between Gateways and POPs will be carried over a backhaul network that will be a combination of wireless links and fiber-optic transmission facilities. Equipment at the Gateways and POPs is fully redundant. At the POP, ART's wholesale customers can connect to ART using DS-3, OC-3, Packet Over SONET, or Fast Ethernet. Multiple subscriber connections can be routed onto a single wholesale customer interface. All of these links and networks are monitored 24 hours a day, 7 days a week.

Products and Services

  ART's IP metro network service is available in the multi-megabit range from 3 Mbps to native LAN speed (100 Mbps), providing higher capacity data services than otherwise available to many businesses. The Company may offer specific bandwidth speeds to service providers on a case-by-case basis. The scarcity and cost of alternative ways to receive multi-megabit speeds give ART a market segment with latent demand.

  IPSP network service features will enable advanced IP services by service providers such as ASPs and voice over IP (VoIP) providers. These service providers need big bandwidth capacity and an IP connection to their customer to maximize the performance of their services.

  The Company's 100 Mbps fault-tolerant ring architecture complements the service provider's broadband WAN backbone and allows for seamless interconnection of high-speed end-to-end connectivity. Service providers can choose between several increments of burstable IP ports' between their customer and their network interface to ART. ART's IP metro networks will enable service providers to increase the number of multi-megabit service customers and extend value added services to them by using ART as an outsourced network solution.

  One interface for all customer traffic gives service providers a single, manageable interface at ART's POP.

  ART is a certified Cisco Powered Network TM service provider, building its infrastructure with the strength of Cisco solutions. CPN is a distinction by Cisco that signifies quality, high availability, reliability, scalability, and security. ART and Cisco currently work together to design and implement state-of-the-art network services.

ART Sales and Marketing

  The Company will establish regional centers throughout the United States to establish local points of contact. Each regional center will be an interface between the local market offices and the corporate office of our service provider. Sales teams will formulate key partnerships with service providers to assist in the launch of each market with wholesale customers' requirements leading the development of the networks.

  ART's national sales team plans to launch all markets by securing revenue commitments from national service providers. ART's regional sales teams will establish contracts with regional service providers while assisting in the support of national accounts within their territory. These two teams will work with their respective service providers to extend their ability to provide wireless fiber quality metro network service to their customers.

39 GHz Wireless Broadband Licenses

  The FCC has allocated the 38.6-40.0 GHz (the "39 GHz") band for wireless broadband transmissions consisting of fourteen 100 MHz channels for the provision of wireless telecommunications services within a specified geographic footprint.

  The Company holds 39 GHz licenses for 352 channels. Taken together, these licenses allow the Company to provide 39 GHz wireless broadband services in 210 U.S. markets, allowing it to provide between 100 and 500 MHz of transmission capacity in 90 of the top 100 U.S. markets. The Company may selectively utilize other radio frequencies to provide its services under certain circumstances. The Company may seek to acquire additional licenses or businesses which hold licenses to expand its geographic footprint or to enhance its ability to provide service within its current markets. In this regard, the Company has entered into certain agreements to acquire additional 39 GHz licenses--see Recent Developments in Managements Discussion and Analysis of Financial Condition and Results of Operations--and has filed an application to participate in the 39 GHz auction scheduled for April 2000--see FCC Licensing in Federal Regulation. The Company also has pending actions, including a petition for reconsideration filed on January 7, 2000, and may have rights arising from applications for new 39 GHz authorizations filed with the FCC prior to the FCC's application processing freeze. While the Company is not relying on such licenses in its business plan, any licenses granted would add value to the Company's network.

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

Competition

The Company intends to be the leading IPSP delivering carrier-class, multi-megabit, wireless broadband connectivity. However, ART currently faces competition from network service providers that currently or could in the future deliver multi-megabit data services over copper wire, fiber and wireless networks including ILECs, CLECs, fiber service providers, cable television operators, wireless service providers and satellite communications companies. Consolidation of telecommunications companies, formation of strategic alliances and cooperative relationships in the telecommunications and related industries, as well as the development of new technologies, could give rise to significant new competitors to the Company.

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

  Various other entities also have 39 GHz and other wireless broadband licenses. Due to the relative ease and speed of deployment of fixed wireless technology, the Company could face intense price competition and competition for customers from other service providers.

  The Company also faces potential competition from new entrants acquiring licenses from FCC auctions. The FCC has recently auctioned 28 GHZ LMDS licenses in all markets for the provision of high-capacity, wide-area fixed wireless point-to-multipoint systems. LMDS licensees may use the spectrum to offer a variety of services such as multichannel video programming, telephony, video communications and data services in competition with the Company. The FCC has announced an auction of geographical wide area licenses for the operation of fixed wireless point-to-point and point-to-multipoint communications services in the 39 GHz band.

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

Federal Regulation

  FCC Licensing. The Communications Act of 1934, as amended, and the FCC Rules and Regulations ("Communications Laws") impose requirements on radio licensees and carriers, including, among other things, regulations on the ownership, operation, acquisition and sale of the broadband operating radio systems that are needed to provide the services offered by the Company. On October 24, 1997, the FCC adopted a Report and Order and Second Notice of Proposed Rulemaking ("Order") that substantially modified the regulations applied to 39 GHz licensees, such as the Company. The Order allocated new spectrum at 37.0-38.6 GHz; conformed the rules for operation in the 37.0-38.6 GHz band with the rules for operation in the 38.6-40.0 GHz band; modified certain operational rules for both bands; adopted a competitive bidding licensing scheme for authorizing new spectrum in these bands over defined geographic areas; and adopted rules for the protection of incumbent licensees, such as the Company. These rules were reaffirmed, but modified, in part, by the FCC's Memorandum Opinion and Order, released on July 29, 1999.

  The new operational rules generally expand the flexibility of licensees operating in the 37.0-40.0 GHz band. For example, licensees are now permitted to offer point-to-multipoint and point to point services, and will be permitted to provide mobile services upon adoption of inter-licensee coordination policies.

  All of the 39 GHz licenses currently owned and many of the 39 GHz licenses to be acquired by the Company are due to expire in February of 2001. Under the new operational rules, the Company will be entitled to a "renewal expectancy," a dispositive preference in renewal proceedings, for a license if the Company can demonstrate that it is providing "substantial service" within the licensed area when it files its renewal application. The FCC has not provided definitive guidance on what constitutes "substantial" service, but has stated that "[a]lthough a finding of substantial service will depend upon the particular type of service offered by the licensee, one example of a substantial service showing for a traditional point-to-point licensee might consist of four links per million population within a service area." Under the 39 GHz rules, licensees are exempted from a prior ruling requiring operation within 18 months from the initial date of license grant, because the performance standards required at build-out are combined with the requirements for the showing of "substantial service" at the time of license renewal. If the Company were not to receive a renewal expectancy, the Company's operations could be adversely affected.

  Court appeals of various aspects of the Order, including but not limited to the treatment of pending applications and amendments, have been filed by a number of parties. It is not possible to determine when the Courts will act on these appeals or what changes, if any, will be made to the final rules. Thus, there can be no assurance that the final rules will not have a material adverse effect on the Company's operations.

  The FCC has scheduled an auction for licenses in the 38.6 to 40.0 GHz Band for April 12, 2000. The Company has filed an application to participate in the auction. Other applicants pursuing licenses in the auction include AT&T and other existing 39 GHz licensees, among others. While the Company has developed a strategy for participation in the auction the Company does not know whether it will be successful in obtaining additional licenses it desires and, if it does obtain such licenses, the cost of such licenses. The Company is seeking to participate in the auction as a "very small business" under the FCC's rules, which would entitle it to a 35% bidding credit during the auction. While the Company believes it is a "very small business" under such rules there is no guarantee that the FCC will accept this designation. As a final matter, the Company will not know until the conclusion of the auction, whether additional competitors to its services will emerge.

  Licenses in the 39 GHz band are subject to an interim arrangement between the FCC and the Department of Industry of Canada regarding sharing between broadband wireless systems along the U.S.-Canada border. Additionally, this band is subject to satellite power flux density limits that are subject to change. The FCC is working to develop a proposal that would establish a harmonized global plan covering the 37.5-42.5 GHz band. The FCC intends to present this proposal at the World Radiocommunication Conference in May, 2000. The FCC is seeking adoption of certain proposals that would reduce the impact of satellite operations on terrestrial users of the 39 GHz band. There can be no assurance that the ultimate resolution of these issues will not adversely affect the Company's operations.

  Section 271 Regulation. In September 1999, the Company and Qwest Communications International Inc. ("Qwest") entered into an arrangement whereby Qwest invested in the Company in exchange for convertible preferred stock. Under the arrangement, Qwest holds shares of convertible preferred stock that, if converted, would represent slightly over 17 percent of the Company's common stock on a fully-diluted basis. Pursuant to a shareholder's agreement, Qwest is precluded from converting its preferred shares if it would own more than
19.9 percent of ART's common stock at any time.

  Qwest and U S West have announced an intent, and been granted FCC consent to merge their operations, which is anticipated to take place during the second quarter of 2000 at the earliest. Upon consummation of the merger, Qwest would acquire U S West's status as a Bell Operating Company ("BOC") under the Communications Act and the Company would be considered an "affiliate" of the combined entity and would be subject to certain restrictions placed upon BOCs. Specifically, the Company would be subject to the interLATA prohibition in
Section 271 of the Communications Act for traffic originating in U S West's "in-region States." The restrictions in Section 271 are based upon LATAs, or Local Access and Transport Areas. Section 271 would preclude the Company from
(1) providing any service over physical facilities that cross a LATA boundary;
(2) providing or marketing any end-to-end service whereby interLATA traffic is originated in U S West territory; and (3) engaging in certain joint marketing arrangements with carriers providing interLATA services.

  While the Company has available alternatives that will permit the restructuring of its offerings consistent with the requirements of Section 271, in the event that the Company is considered a BOC affiliate, there can be no assurance that the Section 271 restrictions will not adversely affect the Company's operations.

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

Employees

  As of March 1, 2000 the Company had a total of 105 employees. None of the Company's employees is represented by a collective bargaining agreement.

ITEM 2. PROPERTIES

  The Company leases approximately 36,000 square feet of office space in Bellevue, Washington, under leases expiring in 2002 and approximately 17,000 square feet of distribution center facilities in Kent, Washington under a lease expiring in 2002. In addition, the Company leases antenna sites pursuant to operating lease agreements expiring in 2000 to 2017.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any material litigation. In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these actions would not have a material adverse effect on the Company's financial condition, liquidity or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company did not submit any matter to a vote of security holders during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

  At December 31, 1999, the Company's sole executive officer is Robert S. McCambridge, 41, President and Chief Operating Officer since December, 1999, and previously Executive Vice President and Chief Financial Officer of the Company since October 1998. From September 1996 to October 1998, Mr. McCambridge was Executive Vice President and earlier Vice President and Chief Financial Officer of One Comm, formerly Cable Plus Holding Company. From May 1995 to September 1996, Mr. McCambridge was President of the Robert S. McCambridge Company. From March 1994 to May 1995 Mr. McCambridge was Senior Vice President and Director of Pacific Northwest Corporate Finance of Dain Bosworth Inc. From December 1991 to January 1994 Mr. McCambridge was Treasurer and Vice President of Corporate Development of Ceridian Corporation, formerly Control Data Corporation.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  ART's common stock is traded in the over-the-counter market and is reported on the Nasdaq National Market under the symbol "ARTT." The following table sets forth for periods indicated high and low bid information of ART common stock as reported on the Nasdaq National Market. Such transactions reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                                                                    Price Range
                                                                    ------------
                                                                     High   Low
                                                                    ------ -----
       1999 First Quarter.........................................  $13.31 $5.81
         Second Quarter...........................................  $16.62 $9.37
         Third Quarter............................................  $15.12 $7.50
         Fourth Quarter...........................................  $24.87 $9.87
       1998 First Quarter.........................................  $17.00 $7.50
         Second Quarter...........................................  $16.37 $9.69
         Third Quarter............................................  $10.00 $2.94
         Fourth Quarter...........................................  $ 7.50 $2.12

  On March 21, 2000, the last sale price of common stock as reported on the Nasdaq National Market was $35.12 per share. As of March 21, 2000 there were 156 holders of record of ART's common stock.

  ART has not paid any cash dividends on its common stock in the past and does not anticipate paying any cash dividends on its common stock in the foreseeable future. ART's Board of Directors intends to retain earnings to finance the expansion of ART's business and fund ongoing operations for the foreseeable future. In addition, terms of the indenture relating to the Company's 14% Senior Notes due 2007, and terms of Series A and B preferred stock restrict the Company's ability to pay dividends on common stock.

ITEM 6. SELECTED FINANCIAL DATA

  Selected financial data presented below has been derived from and should be read in conjunction with the Company's audited consolidated financial statements and management's discussion and analysis of financial condition and results of operations (in thousands except per share data):

                                         Year ended December 31
                               -----------------------------------------------
                                 1999      1998      1997      1996     1995
                               --------  --------  --------  --------  -------
   Statement of Operations
    Data:
   Revenues..................  $  1,341  $    841  $  1,106  $  2,908  $     6
   Loss before extraordinary
    item.....................   (96,698)  (46,983)  (61,729)  (29,330)  (3,235)
   Net loss..................   (96,698)  (46,983)  (61,729)  (30,670)  (3,235)
   Basic and diluted net loss
    per share(1).............     (7.65)    (1.89)    (3.23)    (3.97)   (0.54)
                                            As of December 31
                               -----------------------------------------------
                                 1999      1998      1997      1996     1995
                               --------  --------  --------  --------  -------
   Balance Sheet Data:
   Working capital
    (deficit)................  $169,754  $ (2,930) $ 25,609  $ (9,624) $(3,009)
   Total assets..............   398,136   265,721   232,560    36,649    9,877
   Long-term debt............   109,427   118,371   108,299     4,977    6,450
   Convertible Preferred
    Stock....................   243,536       --        --        --       --
   Total stockholders' equity
    (deficit)................    (7,935)   82,355    76,257    19,950     (313)

--------
(1) Includes $4.10 loss per share relating to deemed preferred dividend in 1999 and $0.17 loss per share relating to extraordinary loss on early retirement of debt in 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

  This Item and other Items in this Report include "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects, deployment of it's network, and capital requirements. The Company cautions investors that any such statements are not guarantees of future performance and that known and unknown risks, uncertainties and other factors may cause actual results to differ materially from those in the forward-looking statements. Those risks include, without limitation, ability to raise additional capital, ability to achieve the benefits contemplated by the preferred stock investment and the commercial agreements with Qwest, effect of the Qwest-US WEST merger, capital requirements and other financial risks, customer demand, technological risks, management of growth, competition and government regulation, as described in Exhibit 99 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

Overview

  In September 1999, ART refocused its strategy to providing broadband internet protocol services to businesses. As a result, revenues for most of 1999, 1998 and 1997 represent sales to customers and for businesses that are not part of the current strategy. Revenues and results for those periods are not indicative of the Company's current business. The Company plans to deploy high speed internet protocol metropolitan networks in ten U.S. markets in 2000 and in an additional thirty markets over the next three years. The Company expects its operating expenses to increase as it deploys its network and expands its business.

Results of Operations

  Service revenue for 1999 was $1.3 million compared to $841,000 for 1998 and $709,000 for 1997. Revenue for 1997 also included $397,000 of equipment sales and construction revenues.

  Technical and network operations expenses were $17.7 million in 1999 compared to $9.2 million in 1998 and $7.9 million in 1997. The increase in 1999 resulted primarily from the deployment and operation of network in four markets.

  Sales and marketing expenses were significantly higher in 1997 than in 1998 and 1999 reflecting the Company's efforts to market its services in an earlier strategy pursued in 1977.

  General and administrative expenses include severance costs of $4.5 million in 1999, $650,000 in 1998 and $1.0 million in 1997 and non-cash stock-based compensation charges of $1.7 million in 1999, $1.3 million in 1998 and $1.2 million in 1997. During 1998, ART also recorded a charge of $2.4 million related to accrued sales, use and property taxes.

  ART recorded equipment impairment charges of approximately $20.0 million in 1999, $2.8 million in 1998 and $7.2 million in 1997 primarily related to the write-down of certain equipment and other network costs not expected to be an integral part of the Company's broadband data network.

  Depreciation and amortization expense increased to $14.4 million in 1999 from $7.4 million in 1998 and $6.0 million in 1997 as a result of the deployment of networks and the acquisition of FCC licenses in 1998. As a result of recording equipment impairment charges in 1999 and until the network build-out is deployed, depreciation expense may decrease in year 2000 as compared to 1999.

  Interest and other expenses, net increased in 1999 to $24.1 million from $20.0 million in 1998 and $16.8 million in 1997 primarily due to amortization of the value ascribed to warrants issued in equipment financings in 1998 and increased borrowing under these facilities.

  Deferred income tax benefits were $2.2 million in 1999, $9.1 million in 1998 and $1.3 million in 1997. The higher effective tax rate in 1998 resulted from a change in the tax law effective in 1998.

  In February of 1999, the Company cancelled and reissued approximately 1 million stock options, which under proposed interpretations of Accounting Principles Board Opinion No. 25, would be accounted for as variable options prospectively from July 1, 2000, the effective date of the interpretation, until such options have been exercised. The potential exposure related to these stock options will not be determinable until the effective date of the interpretation.

Liquidity and Capital Resources

  Since its inception, ART has financed its operations, capital expenditures, and acquisitions from issuances of debt and equity securities, asset sales and vendor financing.

  In February 1997, ART raised $84 million through the public offering of $135 million of senior notes and warrants ($51 million of the gross proceeds were used to purchase securities to fund interest through February 2000). In 1998 and 1999, ART borrowed from Lucent pursuant to equipment and working capital facilities.

  In September 1999, ART raised $251 million from the private placement of convertible preferred stock to investors led by Qwest Communications and Oak Investment partners. In November 1999, ART entered into an agreement with Cisco Systems Capital Corporation to provide up to $175 million to cover ART's purchase of Cisco equipment and for other network installation and integration costs.

  The Company will require significant additional capital to fully fund its operations and its long-term broadband data network build-out and business plan. The Company currently estimates that it may require in excess of $750 million over the next several years to fund capital expenditures, working capital and operations. Proceeds from the preferred stock investment are expected to be used to accelerate implementation of the Company's business plan. However, the Company needs to raise substantial additional capital to fully implement its business plan. While the Company has raised substantial capital in the past, there can be no assurance that the Company will be able to obtain additional financing, or, if available, that it will be able to obtain such additional financing on acceptable terms. Actual capital requirements will be affected, possibly materially, by various factors including the speed of the Company's build-out, the cost and amount of equipment acquired, the number of markets served and the penetration of those markets, customer acceptance and demand and the prices charged for services, competition and technological change. The Company expects to be able to adjust its capital requirements in part in response to customer demand by changing the rate at which it adds new markets and builds out existing markets.

Recent Developments

  ART entered into a binding letter of intent in March of 2000 to acquire up to all of the 39GHz licenses of Broadstream Communications Corporation and its affiliates ("Broadstream"). ART would issue as consideration shares with a value of up to approximately $365 million for Broadstream's licenses, which cover a population of approximately up to 258 million, including 37 of the top 50 markets. The letter of intent provides that ART will provide Broadstream with a bridge loan of up to $30 million at the signing of definitive agreements. ART has also entered into definitive agreements in March of 2000 to acquire all of the 39 GHz licenses of Bachow Communications Incorporated ("Bachow"). ART will issue approximately 2.2 million shares as consideration for Bachow's 14 licenses, which cover a population of approximately 37 million, including the Atlanta, Boston, Buffalo, Cincinnati, Indianapolis, Las Vegas, Los Angeles, Milwaukee, Portland, San Diego, Washington and Baltimore markets. ART expects to close both the Broadstream and Bachow transaction in the second half of the year. Closing of both transactions are subject to various conditions, including FCC approval and, in the case of the Broadstream transaction, entering into definitive agreements, receipt of a fairness opinion, agreement of the Series A stockholders, board and shareholder approval and for 104 of the licenses, license renewal.

Inflation

  Management believes that its business has not been affected by inflation to a significantly different extent than has the general economy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company's existing long-term debt has a fixed interest rate, however future borrowings may bear interest at variable rates and accordingly, the Company's exposure to market risk for changes in interest rates may change in the future.

  The Company's investment portfolio includes only highly liquid instruments with an original maturity of less than one year. The Company places its investments with high quality credit issuers and limits the amount of credit exposure to any one issuer. The Company's first priority is to reduce the risk of principal loss; consequently, the Company seeks to preserve its invested funds by limiting default risk, market risk and reinvestment risk. The Company mitigates default risk by investing in only high quality credit securities that it believes to be low risk and by positioning its portfolio to respond appropriately to a significant reduction in a credit rating of any investment issuer. The portfolio includes only marketable securities with active secondary or resale markets to ensure portfolio liquidity. As of December 31, 1999, the Company's investments, which approximate $184 million including cash and cash equivalents and short-term investments, have a weighted average interest rate of 6.1% and mature within one month. The fair value of the Company's investment portfolio or related income would not be significantly impacted by changes in interest rates since the investment maturities are short. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past; this may or may not change in the future.

  The Company's $135 million of long-term debt bears interest at 14% and is due in full in 2007. Other long-term debt, which is not significant in amount, bears interest at market rates and is scheduled for repayments within three years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Advanced Radio Telecom Corp.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Advanced Radio Telecom Corp. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Seattle, Washington
February 15, 2000

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                              December 31,
                                                           --------------------
                                                             1999       1998
                                                           ---------  ---------
Current assets:
  Cash and cash equivalents............................... $ 108,161  $  11,864
  Short-term investments..................................    75,887        --
  Pledged securities......................................     9,407     18,504
  Accounts receivable.....................................       234        126
  Prepaid expenses and other current assets...............       227        714
                                                           ---------  ---------
     Total current assets.................................   193,916     31,208
  Pledged securities, net of current portion..............       --       8,854
  Property and equipment, net.............................    14,747     33,202
  FCC licenses, net.......................................   180,754    186,514
  Deferred financing costs, net...........................     8,345      5,503
  Other assets............................................       374        440
                                                           ---------  ---------
     Total assets......................................... $ 398,136   $265,721
                                                           =========  =========
Current liabilities:
  Working capital facility borrowings.....................            $  16,229
  Accounts payable........................................ $   5,780      2,534
  Accrued compensation and benefits.......................     3,022      2,936
  Accrued taxes other than income.........................     5,034      3,225
  Other accrued liabilities...............................     2,826      1,535
  Accrued interest payable................................     7,120      7,154
  Current portion of long-term debt.......................       380        525
                                                           ---------  ---------
     Total current liabilities............................    24,162     34,138
Long-term debt, net of current portion....................   109,047    117,846
Deferred income tax liabilities...........................    29,326     31,382
                                                           ---------  ---------
     Total liabilities....................................   162,535    183,366
                                                           ---------  ---------
Commitments and contingencies (Note 8)
Convertible Preferred Stock:
  Series A convertible preferred stock, $.001 par value,
   3.25 million shares authorized 2,288,289 shares issued
   and outstanding........................................   195,796
  Series B convertible preferred stock, $.001 par value,
   902,893 shares authorized, 849,211 shares issued and
   outstanding............................................    47,740
                                                           ---------
     Total convertible preferred stock....................   243,536
                                                           ---------
Stockholders' equity (deficit):
  Common stock, $.001 par value, 100 million shares
   authorized, 27,967,975 and 26,707,036 shares issued and
   outstanding............................................        28         27
  Additional paid-in capital..............................   231,485    225,967
  Note receivable from stockholder........................      (887)      (887)
  Accumulated other comprehensive income..................       889        --
  Accumulated deficit.....................................  (239,450)  (142,752)
                                                           ---------  ---------
     Total stockholders' equity (deficit).................    (7,935)    82,355
                                                           ---------  ---------
       Total liabilities, convertible preferred stock and
        stockholders' equity (deficit).................... $ 398,136  $ 265,721
                                                           =========  =========

   The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except share data)

                                                   Year Ended December 31,
                                                 -----------------------------
                                                   1999       1998      1997
                                                 ---------  --------  --------
Revenues:
  Service revenue............................... $   1,341  $    841  $    709
  Equipment sales and construction revenue......       --        --        397
                                                 ---------  --------  --------
     Total revenues.............................     1,341       841     1,106
                                                 ---------  --------  --------
Costs and expenses:
  Technical and network operations..............    17,703     9,198     7,928
  Sales and marketing...........................     6,154     5,679    13,470
  General and administrative....................    17,853    11,993    12,790
  Provision for equipment impairment............    20,043     2,753     7,167
  Depreciation and amortization.................    14,408     7,354     6,018
                                                 ---------  --------  --------
     Total costs and expenses...................    76,161    36,977    47,373
                                                 ---------  --------  --------
Loss from operations............................   (74,820)  (36,136)  (46,267)
                                                 ---------  --------  --------
Interest and other:
  Interest expense..............................    28,806    22,177    21,631
  Other.........................................      (696)      495       --
  Interest income...............................    (4,057)   (2,693)   (4,814)
                                                 ---------  --------  --------
    Loss before income taxes....................   (98,873)  (56,115)  (63,084)


Deferred income tax benefit.....................     2,175     9,132     1,355
                                                 ---------  --------  --------
Net loss........................................ $ (96,698) $(46,983) $(61,729)
                                                 =========  ========  ========


Net loss........................................ $ (96,698) $(46,683) $(61,729)


Deemed preferred dividend.......................  (111,880)      --        --
                                                 ---------  --------  --------
Net loss applicable to common stockholders...... $(208,578) $(46,983) $(61,729)
                                                 =========  ========  ========
Basic and diluted net loss per common share,
 including $4.10 loss per share relating to
 deemed preferred dividend in 1999.............. $   (7.65) $  (1.89) $  (3.23)
                                                 =========  ========  ========

Weighted average common shares..................    27,272    24,890    19,083
                                                 =========  ========  ========



   The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                         Note      Accumulated
                            Common Stock   Additional Receivable      Other
                          ----------------  Paid-In      from     Comprehensive Accumulated
                          Shares Par Value  Capital   Stockholder    Income       Deficit    Total
                          ------ --------- ---------- ----------- ------------- ----------- --------
Balance at December 31,
 1996...................  13,559    $13     $ 53,977       --           --       $ (34,040) $ 19,950
Common stock issued in
 connection with
 acquisition of FCC
 licenses...............   6,000      6       87,744       --           --             --     87,750
Value ascribed to
 warrants issued with
 Senior Notes...........     --     --        29,708       --           --             --     29,708
Warrant issuance costs..     --     --        (1,255)      --           --             --     (1,255)
Stock compensation
 expense................     --     --           450       --           --             --        450
Stock options
 exercised..............     286    --           496       --           --             --        496
Warrants exercised......   1,584      2           (2)      --           --             --        --
Common stock issuable
 for note receivable
 from stockholder.......     --     --           887     $(887)         --             --        --
Common stock issuable
 under employment
 agreement..............     --     --           887       --           --             --        887
Net loss................     --     --           --        --           --         (61,729)  (61,729)
                          ------    ---     --------     -----        -----      ---------  --------
Balance at December 31,
 1997...................  21,429     21      172,892      (887)         --         (95,769)   76,257
Common stock issued in
 connection with
 acquisition of FCC
 licenses...............   4,530      5       48,343       --           --             --     48,348
Common stock issued for
 note receivable from
 stockholder............     100    --           --        --           --             --        --
Value ascribed to
 warrants issued in
 connection with working
 capital facility.......     --     --         3,282       --           --             --      3,282
Warrants exercised......     632      1           19       --           --             --         20
Stock options
 exercised..............      16    --            94       --           --             --         94
Stock compensation
 expense................     --     --           679       --           --             --        679
Common stock issuable
 under employment
 agreements.............     --     --           658       --           --             --        658
Net loss................     --     --           --        --           --         (46,983)  (46,983)
                          ------    ---     --------     -----        -----      ---------  --------
Balance at December 31,
 1998...................  26,707     27      225,967      (887)         --        (142,752)   82,355
Common stock issued in
 connection with
 acquisition of FCC
 licenses...............     154    --           848       --           --             --        848
Value ascribed to
 warrants issued in
 connection with working
 capital facility.......     --     --         1,242       --           --             --      1,242
Warrants exercised......     610      1            3       --           --             --          4
Stock options
 exercised..............     255    --         1,724       --           --             --      1,724
Stock compensation
 expense................     --     --         1,195       --           --             --      1,195
Common stock issuable
 under employment
 agreements.............     242    --           506       --           --             --        506
Value ascribed to
 beneficial conversion
 feature of Series A
 Preferred Stock........     --     --       111,880       --           --             --    111,880
Deemed dividend of
 beneficial conversion
 feature of Series A
 Preferred Stock........     --     --      (111,880)      --           --             --   (111,880)
Comprehensive loss:
Net loss................     --     --           --        --                      (96,698)  (96,698)
Unrealized appreciation
 on investments
 available for sale.....     --     --           --        --         $ 889            --        889
                                                                                            --------
Comprehensive loss......     --     --           --        --           --             --    (95,809)
                          ------    ---     --------     -----        -----      ---------  --------
Balance at December 31,
 1999...................  27,968    $28     $231,485     $(887)       $ 889      $(239,450) $ (7,935)
                          ======    ===     ========     =====        =====      =========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                   Year Ended December 31,
                                                  ----------------------------
                                                    1999      1998      1997
                                                  --------  --------  --------
Cash flows from operating activities:
  Net loss....................................... $(96,698) $(46,983) $(61,729)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Non-cash equipment impairment charges........   20,043     2,753     8,101
    Depreciation and amortization................   14,408     7,354     6,018
    Non-cash interest expense....................    5,660     2,704     4,167
    Non-cash stock-based compensation expense....    1,701     1,336     1,337
    Deferred income tax benefit..................   (2,175)   (9,132)   (1,355)
    Changes in operating assets and liabilities:
      Accrued interest payable...................      (34)       41     7,096
      Accrued interest on pledged securities.....     (949)   (1,928)   (2,194)
      Accounts payable and other current
       liabilities...............................    6,432     4,164     1,098
    Other........................................     (393)     (431)    1,567
                                                  --------  --------  --------
    Net cash used in operating activities........  (52,005)  (40,122)  (35,894)
                                                  --------  --------  --------
Cash flows from investing activities:
  Purchases of property and equipment............  (13,037)   (5,678)  (24,052)
  Additions to and acquisitions of FCC licenses..   (4,311)     (518)   (5,748)
  Proceeds from sale of FCC licenses.............    6,872        --        --
  Purchases of short-term investments............  (74,998)   (9,127)  (47,065)
  Proceeds from sales of short-term investments..       --    27,636    29,071
  Purchases of pledged securities................       --        --   (51,245)
  Proceeds from maturities of pledged
   securities....................................   18,900    18,630     8,863
  Proceeds from maturities of restricted cash....       --     1,000        --
  Proceeds from disposition of property and
   equipment.....................................    2,045       621        89
                                                  --------  --------  --------
    Net cash provided (used) by investing
     activities..................................  (64,529)   32,564   (90,087)
                                                  --------  --------  --------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock, net
   of issuance costs.............................  243,536        --        --
  Proceeds from (repayments of) working capital
   facility borrowings...........................  (17,500)   17,500        --
  Repayment of purchase money facility
   borrowings....................................  (10,000)       --        --
  Proceeds from issuance of Senior Notes and
   warrants......................................       --        --   135,000
  Warrant issuance costs.........................       --        --    (1,255)
  Proceeds from issuance of common stock.........    1,728       114       496
  Increase (decrease) in checks issued in excess
   of bank deposits..............................       --    (3,056)    3,056
  Principal payments of long-term debt...........     (430)   (1,727)   (2,019)
  Additions to deferred financing costs..........   (4,503)     (544)   (4,136)
                                                  --------  --------  --------
    Net cash provided by financing activities....  212,831    12,287   131,142
                                                  --------  --------  --------
Net increase in cash and cash equivalents........   96,297     4,729     5,161
Cash and cash equivalents, beginning of period...   11,864     7,135     1,974
                                                  --------  --------  --------
Cash and cash equivalents, end of period......... $108,161  $ 11,864  $  7,135
                                                  ========  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

  Advanced Radio Telecom Corp. (collectively with its subsidiaries, "ART" or the "Company") is a broadband internet protocol service provider to businesses. ART has a nationwide footprint of 39 GHz spectrum licenses in the United States, and owns 26 GHz and/or 39 GHz spectrum licenses in the United Kingdom and several Scandinavian countries. From its inception in 1993 through 1997, the Company was primarily involved in the acquisition of spectrum rights, hiring management and other key personnel, raising capital, acquiring equipment and roof rights and developing operating and support systems to support its initial business of selling connectivity to various telecommunications companies as a wholesale carriers' carrier. The Company altered its strategy in 1998 to sell a variety of broadband Internet services to end-user customers and began offering such services in the Seattle, Washington, Portland, Oregon and Phoenix, Arizona markets.

  During 1999, the Company's strategy evolved to that of providing high speed broadband internet protocol services to businesses, and in September 1999, the Company introduced 100 Mbps internet access service to businesses in the San Jose, California area. In September 1999, the Company completed a convertible preferred stock offering which raised $251 million, and in November 1999 entered into a purchase agreement and funding commitment for network buildout financing of up to $175 million. The Company has announced plans to build high-speed, internet protocol metropolitan area networks in 10 United States markets in 2000.

  The Company will require significant additional capital to fully fund its operations and long-term broadband data network buildout and business plan. The Company currently estimates that it may require in excess of $750 million over the next several years to fund capital expenditures, working capital and operations. Accordingly, the Company will need to raise substantial additional capital to fully implement its business plan. While the Company has raised substantial capital in the past, there can be no assurance that the Company will be able to obtain additional financing, or, if available, that it will be able to obtain such additional financing on acceptable terms. Actual capital requirements will be affected, possibly materially, by various factors including the speed of the Company's build-out, the cost and amount of equipment acquired, the number of markets served and the penetration of those markets, customer acceptance and demand and the prices charged for services, competition and technological change. The Company expects to be able to adjust its capital requirements in part in response to customer demand by changing the rate at which it adds new markets and builds out existing markets.

Note 2. Summary of Significant Accounting Policies

  Consolidation. The accompanying consolidated financial statements include the accounts of the Company and all majority owned subsidiaries. Significant intercompany transactions have been eliminated in consolidation.

  Reclassification. Certain reclassifications within the consolidated financial statements have been made to conform with current year presentations.

  Use of Estimates. Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Among the more significant estimates made by management include estimated useful lives of licenses and network equipment and recoverability of recorded values of long-lived assets.

  Cash and Cash Equivalents. Cash and cash equivalents represent funds on deposit with banks or investments purchased with remaining maturities of three months or less that are readily convertible into cash and not subject to significant risk from fluctuation in interest rates. The Company places its temporary cash investments with major financial institutions in amounts which may exceed Federally insured limits.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 2. Summary of Significant Accounting Policies--(Continued)


  Short-term investments. Short-term investments are comprised primarily of commercial paper with remaining maturities in excess of three months when purchased and are stated at market value, with unrealized appreciation on such securities reported as other comprehensive income in stockholders' equity. The Company classifies all short-term investments as available-for-sale and it is the Company's intent to maintain a liquid portfolio not subject to significant risk from fluctuation in interest rates. All of the Company's short-term investments have remaining maturities less than three months at December 31, 1999.

  Pledged Securities. Pledged securities consist of U.S. Treasury securities that are held to maturity and are carried at amortized cost.

  Property and Equipment. Property and equipment are stated at cost. Direct costs of placing assets into service and major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Depreciation and amortization are computed utilizing straight-line methods over estimated useful lives, generally two to five years. Cost and accumulated depreciation for assets sold retired, or otherwise disposed of are removed from the accounts, and resulting gains or losses recorded.

  Capitalized Software. Purchased software used for internal purposes is capitalized at cost and amortized over estimated useful lives, generally three years.

  FCC Licenses. Direct costs of obtaining radio spectrum licenses by grant from the Federal Communication Commission ("FCC") or by purchase from others and costs of perfecting such licenses are capitalized and amortized on a straight-line basis over 40 years. Accumulated amortization as of December 31, 1999 and 1998 approximated $11.7 million and $7.2 million, respectively. All of the Company's 39 GHz licenses expire in 2001 and it is management's expectation that such licenses will be renewed by the FCC for successive ten year periods.

  Impairment of Long-Lived Assets. The Company evaluates its long-lived assets for financial impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where undiscounted expected cash flows associated with such assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. Recoverability of property and equipment and capitalized FCC licenses is dependent on, among other things, successful deployment of networks in each of the respective markets, or sale of such assets. Management estimates that the Company will recover the carrying amount of those costs from undiscounted cash flows generated by the networks once deployed. However, it is reasonably possible that such estimates may change in the near term as a result of technological, regulatory or other changes.

  Financing Costs. Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the debt term. Direct costs associated with obtaining capital stock are recorded as a reduction of proceeds. Costs associated with financings not consummated are charged to interest expense, which, in 1998, totaled $448,000. Direct costs of obtaining commitments for financing are deferred and charged to expense over the commitment term; cost and accumulated amortization are removed from the accounts upon borrowing repayments. Accumulated amortization of deferred financing costs approximated $682,000 and $1.3 million at December 31, 1999 and 1998, respectively.

  Revenue Recognition. Revenue from telecommunications services is recognized ratably over the period such services are provided. Equipment sales and construction revenue is recorded at the time the equipment is delivered and construction is completed. Cost of equipment sales are based on the average cost method.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 2. Summary of Significant Accounting Policies--(Continued)


  Income Taxes. The Company accounts for income taxes under the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

  Stock Options. The Company applies the accounting provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations for its stock-based plans. Accordingly, compensation costs for stock options granted to employees and directors is measured as the excess, if any, of fair value of Company stock over exercise price at the measurement date, except when the plan is determined to be variable in nature. The Company accounts for equity stock options is granted to non-employees at fair value.

  Net Loss Per Share. Calculations of loss per share exclude the effect of convertible preferred stock, options and warrants, together a total of approximately 37.2 million shares, since inclusion in such calculations would have been antidilutive. The net loss per share for 1999, gives effect to a deemed preferred stock dividend of $111.9 million representing the beneficial conversion feature of Series A preferred stock.

Note 3. Property and Equipment

  Components of property and equipment were as follows at December 31 (in thousands):

                                                                1999     1998
                                                              --------  -------
     Network equipment placed in service....................  $ 13,803  $14,240
     Network equipment not yet placed in service............     3,169   17,925
     Computer systems.......................................     7,533    3,893
     Furniture and equipment................................     2,889    2,170
                                                              --------  -------
                                                                27,394   38,228
     Accumulated depreciation...............................   (12,647)  (5,026)
                                                              --------  -------
                                                              $ 14,747  $33,202
                                                              ========  =======

  Depreciation expense for 1999, 1998 and 1997 approximated $9.5 million, $3.1 million and $3.0 million, respectively.

  During 1999, 1998 and 1997, the Company recorded non-cash equipment impairment charges of approximately $20.0 million, $2.8 million and $8.1 million, respectively, primarily related to the write-down of certain equipment and, in 1999, other network related costs, not expected to be an integral part of the Company's expanded broadband data network. The amount of write-downs are based on discounted projected future cash flows from such equipment under current deployment plans or estimated salvage value. In 1999 and 1998, the Company sold certain non-integral radio equipment for cash of approximately $2 million and $536,000, respectively.

Note 4. FCC Licenses

  CommcoCCC Licenses. In 1996, the Company agreed to acquire certain 39 GHz licenses from CommcoCCC, Inc. ("CommcoCCC") in exchange for 6 million shares of Company common stock, which acquisition was consummated in February 1997. The total acquisition cost was approximately $122.2 million,

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 4. FCC Licenses--(Continued)

comprised of the aggregate market value of common shares issued to CommcoCCC of approximately $88 million, direct costs of approximately $3.2 million and the related deferred tax liability of approximately $31.2 million. In connection with transaction, the Company gave a stockholder of CommcoCCC an option to acquire certain 39 GHz FCC licenses in specified markets, in which the Company had more than one license. This option was exercised in July 1997 at an exercise price of approximately $6.9 million, determined based on the sales price of Company common stock on the option exercise date and the population covered by the licenses. Final terms under this option were reached in November 1998 and in May 1999 the exercise price was received in cash by the Company upon closing of the sale.

  ART West Licenses. In 1997, the Company completed its acquisition from Extended Communications, Inc. ("Extended") of the remaining 50% interest in ART West, a partnership jointly controlled by Extended and the Company, for $6 million in cash, of which $3 million was paid in 1996. ART West held certain 39 GHz licenses that were transferred to the Company upon completion of the acquisition.

  Columbia Licenses. In 1998, the Company acquired from Columbia Capital Corporation and one of its affiliates certain 39 GHz licenses for 1,335,750 shares of Company common stock. The total acquisition cost was approximately $14.8 million, comprised of the fair value of Company common stock issued of approximately $12.0 million, direct costs of approximately $92,000 and related deferred tax liability of approximately $2.7 million.

  DCT Licenses. In 1998, the Company acquired DCT Communications Inc., which held certain 39 GHz licenses, in exchange for 3,124,875 shares of Company common stock. The total acquisition cost was approximately $43.3 million, comprised of the fair value of Company common stock issued of approximately $35.2 million, direct costs of approximately $241,000 and related deferred tax liability of approximately $7.9 million.

  Other Licenses. In 1998, the Company acquired a certain 39 GHz license in exchange for 68,895 shares of the Company's common stock. The total acquisition cost was approximately $1.2 million, which consisted of the aggregate market value of the shares issued and direct costs. In 1999, the Company consummated acquisitions of certain 39 GHz Licenses for $4.3 million in cash and certain other licenses for 154,114 shares of common stock, which such shares were valued at approximately $848,000.

Note 5. Income Taxes

  A reconciliation of the Company's effective tax rate and Federal statutory rate for the years ended December 31, is summarized as follows (in thousands):

                                                 1999       1998       1997
                                               --------   --------   --------
     Net loss before taxes...................  $(98,873)  $(56,115)  $(63,084)
                                               ========   ========   ========
     Federal statutory rate..................      35.0 %     35.0 %     35.0 %
     Non-deductible interest.................      (0.5)      (0.8)      (0.6)
     State income tax, net of Federal
      benefit................................       2.0        2.0        2.0
     Other...................................      (0.4)      (0.1)      (0.1)
     Valuation allowance.....................     (33.9)     (19.8)     (34.2)
                                               --------   --------   --------
     Effective income tax rate...............       2.2 %     16.3 %      2.1 %
                                               ========   ========   ========

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 5. Income Taxes--(Continued)


  Deferred tax assets and liabilities were as follows at December 31 (in thousands):

                                                              1999      1998
                                                            --------  --------
     Deferred tax assets:
       Net operating loss carryforwards.................... $ 78,655  $ 49,283
       Equipment depreciation and impairment...............    1,855     1,965
       Accrued liabilities.................................    2,824       906
                                                            --------  --------
         Total deferred tax assets.........................   83,334    52,154
       Valuation allowance.................................  (52,594)  (20,165)
                                                            --------  --------
         Net deferred tax assets...........................   30,740    31,989
     Deferred tax liabilities relating to FCC Licenses.....  (60,066)  (63,371)
                                                            --------  --------
         Net deferred tax liabilities...................... $(29,326) $(31,382)
                                                            ========  ========

  Deferred tax assets have been reduced by a valuation allowance based on management's determination that the recognition criteria for realization has not been met. In 1999, 1998 and 1997, the Company reduced its deferred tax asset valuation allowance by approximately $180,000, $10.8 million and $12.8 million, respectively, relating to deferred tax liabilities recorded arising from certain FCC license acquisitions. During 1998, as a result of a change in tax law increasing net operating loss carryforward periods, deferred income tax benefits increased approximately $6 million.

  At December 31, 1999, the Company has accumulated net operating loss carryforwards for Federal income tax purposes of approximately $190 million which expire between 2008 and 2019. Utilization of operating loss carryforwards could be subject to annual limitations following certain stock ownership changes.

Note 6. Working Capital Facility

  In September 1998, the Company and Lucent Technologies Inc. ("Lucent") entered into a credit facility (the "Working Capital Facility") for Lucent to provide the Company with up to $25 million of unsecured revolving loans for working capital purposes. As of December 31, 1998, the Company had drawn $17.5 million under the Working Capital Facility. Interest initially accrued at an annual rate of LIBOR plus 5% (10.7% at December 31, 1998) and increased 0.5% each month beginning January 1999. During 1999 the Company borrowed remaining funds available up to $25 million. Loans made pursuant to the Working Capital Facility, plus accrued interest, were due June 30, 1999. In May 1999, the Working Capital Facility was amended to extend the maturity date of related borrowings to October 29, 1999. In September 1999, the Company repaid all Working Capital Facility borrowings and the facility terminated.

  ART issued warrants to purchase approximately 278,000 shares of common stock at an exercise price of $0.01 per share upon the Company obtaining the Working Capital Facility commitment from Lucent, such warrants valued at approximately $1.8 million and recorded as deferred financing costs and additional paid-in-capital. Additionally, under terms of the Working Capital Facility, the Company issued additional warrants to purchase common stock, at an exercise price of $3.33 per share, each time a borrowing was made. In connection with 1999 and 1998 borrowings, the Company issued warrants to purchase approximately 192,000 and 448,000 respectively, shares of Company common stock. The aggregate value ascribed to these warrants approximated $1.2 million and $1.5 million in 1999 and 1998, respectively, and was recorded as a debt discount and an increase in additional paid-in capital.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 7. Long-term Debt, Bridge, and Other Financings

  Components of long-term debt were as follows at December 31 (in thousands):

                                                               1999      1998
                                                             --------  --------
     Senior Notes, due 2007................................  $135,000  $135,000
     Discount on Senior Notes..............................   (26,050)  (27,536)
     Purchase Money Facility...............................        --    10,000
     Other.................................................       477       907
                                                             --------  --------
                                                              109,427   118,371
     Less current portion..................................      (380)     (525)
                                                             --------  --------
                                                             $109,047  $117,846
                                                             ========  ========

  Future annual principal payments for long-term debt as of December 31, 1999 are $380,000 in 2000, $77,000 in 2001, $20,000 in 2002 and $135 million in
2007.

  Senior Notes. In February 1997, the Company received $135 million of gross proceeds from a public offering of $135 million of 14% Senior Notes (the "Senior Notes") and warrants to purchase an aggregate of 2.7 million shares of the Company's common stock at an exercise price of $0.01 per share. Approximately $51 million of such proceeds were used to purchase a portfolio of U.S. Treasury securities that provide for interest payments on the Senior Notes through February 2000. The aggregate value ascribed to the warrants of approximately $29.7 million, was recorded as debt discount and an increase in additional paid-in capital. Debt discount amortization is determined utilizing the effective interest rate method and is included as a component of interest expense.

  Senior Notes are unsecured senior obligations of the Company, due February 2007, with interest payable on February 15 and August 15 of each year and are redeemable at the Company's option beginning in February 2002 at redemption prices declining to par. Senior Notes were issued under an indenture which, among other things, contains covenants limiting the Company's ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets, or enter into certain transactions with related parties.

  In 1999, the Company, with the consent of holders of Senior Notes, amended certain covenants of the Senior Notes indenture to provide the Company with greater flexibility to implement its business plan. The amendments were a condition to the September 1999 preferred stock investment and became operative upon closing of such investment. The Company paid to senior note holders a consent fee of approximately $4 million. Consent fees and other financing costs associated with obtaining consents of approximately $453,000 were deferred and charged to interest expense using the effective interest rate method over the debt term.

  Purchase Money Facility. In September 1998, the Company and Lucent entered into a purchase money credit facility (the "Purchase Money Facility") setting forth terms and conditions under which Lucent would provide financing in an aggregate amount of up to $200 million, to be used to finance the purchase of the Company's data network from Lucent. Under the Purchase Money Facility, as of December 31, 1998, the Company had drawn $10 million. Interest initially accrued at an annual rate of LIBOR plus 5% (10.7% at December 31, 1998) and increased 0.5% each month beginning January 1999, and principal payments plus accrued interest, were due in installments beginning in 2003. In September 1999, the Company repaid all of the $10 million borrowing under the Purchase Money Facility and the facility terminated.

  Bridge and Other Financings. In June 1999, the Company borrowed $50 million pursuant to terms of 11% senior bridge notes, which matured and were repaid with preferred stock upon closing of the September 1999 preferred stock issuance. During 1998, an equipment financing note, collateralized by a portion of Company equipment and a $1 million certificate of deposit, was repaid in full.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 8.  Commitments and Contingencies

  Leases. The Company has entered into operating leases for office space and antenna sites which expire between 2000 and 2017. Rent expense approximated $4.2 million, $2.5 million and $1.8 million for 1999, 1998 and 1997, respectively. Future annual minimum lease payments as of December 31, 1999 are as follows (in thousands):

          2000............................................ $  3,433
          2001............................................    3,166
          2002............................................    2,244
          2003............................................    1,151
          2004............................................      336
          Thereafter......................................      117
                                                           --------
                                                           $ 10,447
                                                           ========

  Employment Agreements. The Company has entered into various employment agreements, as amended, with certain executives that provide for, among other things, annual base salaries and bonuses based on achievement of specific performance goals. Additionally, the Company has entered into change of control agreements, as amended, with certain executives that provide for, among other things, cash payments and immediate vesting of any stock, stock option or other awards granted to such executive. The September 1999 preferred stock investment qualifies as a change of control event under the change of control agreements, entitling certain executives to various benefits if they are terminated or resign with good reason within 24 months of the event. During 1999, pursuant to terms of the aforementioned employment agreements, change of control agreements and equity incentive plans, the Company recorded severance expense of approximately $4.5 million relating to resignations of several senior executive officers, including the retirement of its chairman and chief executive officer, and approximately 1.9 million options or stock awards of Company common stock were immediately vested. In the event of future departures of certain executives, additional severance expense could be recorded and additional shares or options could be immediately vested.

  Purchase and Financing Agreement with Cisco. In November 1999, the Company entered into a purchase agreement, with no minimum purchase obligation, with Cisco Systems Inc. ("Cisco"), and a commitment letter, subject to various conditions, with Cisco Systems Capital Corporation for multi-year vendor financing to be used to fund the Company's purchase of Cisco networking hardware and for other costs associated with the network installation and integration of such hardware. Funding potentially available under this commitment is subject to usual and customary covenants, terms and conditions, and increases from approximately $14 million at initial closing to $175 million.

  Purchase Commitments with Lucent. In 1998, the Company and Lucent entered into a purchase agreement, as amended, (the "Lucent Purchase Agreement") under which Lucent agreed to design, engineer and construct the Company's wireless broadband data networks. The Company's purchase commitment under the Lucent Purchase Agreement was $240 million, based upon availability of the $200 million Purchase Money Facility from Lucent, and subject to various other terms and conditions, including availability of additional financing. In 1999, the Lucent Purchase Agreement was amended to eliminate the Company's minimum purchase obligation.

  Contingencies. The Company is party to certain claims and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows. In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these actions would not have a material adverse effect on the Company's financial condition, liquidity or operating results.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 9. Capital Stock

  Preferred Stock. The Company is authorized to issue 10 million shares of $0.001 par value serial preferred stock. Each series of preferred stock issued is a separate class and, as a class, has a liquidation preference equal to the aggregate purchase price paid for such class.

  In September 1999, pursuant to terms of a stock purchase agreement entered into with a group of investors, the Company sold 2,234,607 shares of Series A convertible preferred stock and 902,893 shares of Series B non-voting convertible preferred stock, each at $80 per share, to the investors in exchange for an aggregate of $251 million (the "Investment"). At the closing of the Investment, the Company designated 3.25 million shares of Series A Preferred Stock, 902,893 shares of Series B Preferred Stock and 902,893 shares of Series C Preferred Stock. Except as otherwise noted, shares of Series A preferred stock and Series B preferred stock are identical and entitle holders thereof to the same rights and privileges. The Series C preferred stock ranks on a parity with Company common stock. Series A preferred stock and Series B preferred stock are collectively referred to as the "Preferred Stock".

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

  Series B preferred stock will not vote on matters generally submitted to stockholders, however, will be entitled to vote as a class on matters that adversely affects it as a class. Series B preferred stock will automatically convert on a 1-for-1 basis into Series A preferred stock whenever the total voting shares of the investors would otherwise be less than 45% (as defined) of the Company's outstanding voting stock. The conversion rate is subject to proportional adjustment for stock splits, stock dividends, combinations and recapitalizations. In addition, any outstanding Series B preferred stock will automatically convert on a 1-for-1 basis into Series C preferred stock if the Series A preferred stock automatically converts into common stock. Based upon the number of common shares outstanding as of December 31, 1999, which such number had increased since the initial issuance of preferred stock as a result of exercises of stock options and warrants, approximately 54,000 shares of Series B preferred stock were automatically converted into that same number of Series A preferred stock and the carrying amount of such shares, which approximated $3.0 million, was reclassified from Series B to Series A.

  The holders of Preferred Stock are entitled to an initial liquidation preference of $80 per share, subject to adjustments, plus any declared and unpaid dividends. On liquidation, after payment of the initial $80 preference amount, the Preferred Stock also participates on a pro rata basis with common stock and Series C preferred stock until each share of Preferred Stock has received a total liquidation amount of $160. The Company may not pay any cash dividend on common stock or Series C preferred stock unless in that year a cash dividend of $80 per share on the Preferred Stock has been paid. The total preference in liquidation for Preferred Stock is $251 million.

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

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 9. Capital Stock--(Continued)

investors falls below 45% (as defined) of the Company's outstanding voting stock. The conversion rate is subject to proportional adjustment for stock splits, stock dividends, combinations and recapitalizations.

  Shares of preferred stock are subject to mandatory redemption requirements under certain limited circumstances as defined in the certificate of designation, preferences and rights of preferred stock. Those circumstances include a consolidation, merger or sale of all or substantially all the assets of the Company in which the stockholders of the Company immediately prior to such consolidation, merger, or sale do not own, directly, or indirectly, a majority of the outstanding voting power of the surviving corporation or acquiring entity, as the case may be, immediately after such merger or sale, and the holders of a majority of the then-outstanding shares of Series A preferred stock elect not to treat any of the foregoing events as a liquidation, dissolution or winding up by giving written notice thereof to the Company. If such holders do not exercise their right to treat a consolidation, merger or sale as a non-liquidating event, the holders of preferred stock shall be entitled to receive out of the consideration paid in such conveyance the amount payable to such holders in a manner similar to that for a liquidation. Due to the mandatory redemption feature, preferred stock is classified outside of stockholders' equity on the accompanying consolidated balance sheet.

  The investors include U.S. Telesource, Inc. ("UST"), a subsidiary of Qwest Communications International Inc. ("Qwest"), investment funds led by Oak Investment Partners ("Oak"), and investment funds of two of the Company's existing major stockholders. The investors have entered into a stockholders agreement to which the Company is not a party. All of the investors have agreed to, among other things, vote shares acquired in the Investment in favor of the election as directors of the designees of UST and Oak, and vote as agreed by UST and Oak on all other matters to come before stockholders. The Company also agreed to take certain further actions and entered into additional agreements with the investors, including agreeing to entitle each of UST and Oak to designate nominees to be a Company director. Additionally, in the event the Company raises capital through the issuance of equity securities (other than public and certain other offerings), the Company has agreed to let investors participate in the purchase of such securities in proportion to their stock holdings. The Company has also entered into registration rights and standstill agreements with the investors.

  Costs incurred in connection with the Investment, including investment advisory, legal, regulatory filing and other fees, approximated $7.5 million and are recorded as a reduction of amounts assigned to preferred stock. The Company recorded the issuance of Series A and B preferred stock by allocating net proceeds of approximately $243.5 million to Series A and B shares based on their estimated relative fair values at the date of the Stock Purchase Agreement, resulting in $192.7 million assigned to Series A shares and $50.8 million assigned to Series B shares. Based on the closing price of Company common stock on the date of stockholder approval of the Investment, the estimated fair value of Series A preferred stock on an as-converted to common stock basis exceeded the amount assigned to the Series A shares by approximately $108.9 million. The Company recorded the $108.9 million excess, representing the estimated fair value of the beneficial conversion feature, as an increase in additional paid-in-capital and a decrease in Series A preferred stock. The beneficial conversion feature is recognized as a deemed dividend to the preferred stock over the minimum period in which preferred stockholders realize their return. Because Series A shares are immediately convertible, the estimated fair value of the Series A beneficial conversion feature was realizable upon closing of the Investment. Accordingly, a $108.9 million deemed dividend as of the closing of the Investment was recognized as a charge to additional paid-in capital and, for loss per share computations, net loss applicable to common stockholders, and an increase in the carrying value of Series A preferred stock. The remaining balance of the beneficial conversion feature of approximately $50.8 million, which is not realizable until and unless Series B shares are converted, was not recognized at closing and would be recognized upon conversion. As a result of the automatic conversion of approximately 54,000 shares of Series B into Series A, the Company recognized an additional $3.0 million deemed dividend during the year ended December 31, 1999.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 9. Capital Stock--(Continued)


  Warrants to Purchase Common Stock. In connection with financing activities, the Company has issued warrants to purchase shares of Company common stock. Certain of such warrants contain anti-dilution provisions. A summary of shares issuable pursuant to warrants follows (shares in thousands):

                                                      Exercise Price   Warrant
                                              Shares    per Share    Expiration
                                              ------  -------------- -----------
     Balance at December 31, 1996............  1,022  $0.01 - $17.19        2001
       Warrants issued.......................  2,732          $ 0.01        2007
       Warrants exercised.................... (1,584)         $ 0.01
                                              ------


     Balance at December 31, 1997............  2,170  $0.01 - $17.19 2001 - 2007
       Warrants issued.......................    725  $0.01 - $ 3.33        2008
       Warrants exercised....................   (632)         $ 0.01
                                              ------


     Balance at December 31, 1998............  2,263  $0.01 - $17.19 2001 - 2008
       Warrants issued.......................    192          $ 3.33        2008
       Warrants exercised....................   (610)         $ 0.01
                                              ------


     Balance at December 31, 1999............  1,845  $0.01 - $17.19 2001 - 2008
                                              ======

  The following summarizes shares issuable pursuant to warrants outstanding at December 31, 1999 (shares in thousands):

               Exercise Price             Shares                     Warrant Expiration
               --------------             ------                     ------------------
                   $ 0.01                   483                          2001-2008
                     3.33                   640                               2008
                    15.00                   204                               2001
                    17.19                   518                               2001
                                          -----
                                          1,845
                                          =====

  Stock Compensation. Pursuant to the Restated Equity Incentive Plan (the "Plan"), the Company may grant incentive and non-qualified options and other equity incentives with respect to up to 8 million shares to employees and certain other persons or entities. Pursuant to the 1997 Equity Incentive Plan for Non-Employee Directors, non-employee directors are provided annual stock option grants and may annually elect to take fees in common stock to be issued covering options and fees up to an aggregate of 500,000 shares.

  During 1997, the Company canceled and reissued certain stock options previously granted to employees under the Plan to have exercise prices equal to the then current fair market value of $7.88 per share of common stock. During 1998, the Company authorized the cancellation and reissuance, at the election of the recipients, of certain other stock options previously granted to employees under the Plan. Approximately 2.1 million stock options were canceled and reissued, of which, 50% were issued with an exercise price equal to the then current market value of $2.19 per share of common stock. The exercise price of the remaining stock options were based on current fair market value upon occurrence of certain future events. During 1999, exercise prices of remaining options were established at the then current fair market value of $8.50 per share of common stock; under proposed interpretations of Accounting Principles Board Opinion No. 25, these remaining stock options would be accounted for as variable options prospectively from July 1, 2000, the effective date of the interpretation, until such options have been exercised.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 9. Capital Stock--(Continued)


  A summary of the stock option activity follows (shares in thousands):

                                                                Weighted Average
                                                        Shares   Exercise Price
                                                        ------  ----------------
     Options outstanding, December 31, 1996............    827       $ 9.95
       Options granted.................................  2,320        10.23
       Options exercised...............................   (286)        1.74
       Options canceled................................   (564)       15.87
                                                        ------


     Options outstanding, December 31, 1997............  2,297         9.82
       Options granted.................................  3,382         6.45
       Options exercised...............................    (16)        5.98
       Options canceled................................ (2,657)        9.45
                                                        ------


     Options outstanding, December 31, 1998............  3,006         6.15
       Options granted.................................  1,508         8.93
       Options exercised...............................   (255)        5.42
       Options canceled................................   (209)        7.20
                                                        ------


     Options outstanding December 31, 1999.............  4,050       $ 7.16
                                                        ======

  The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Assumptions utilized in estimating fair values for such disclosures were (i) use of the Black-Scholes option pricing model, (ii) risk free interest rates ranging from 4.6% to 6.0%, (iii) expected volatility rates ranging from approximately 60% to 92%, (iv) assumed expected lives of 3 to 5 years, and (v) no expected dividends. Had the Company elected to recognize compensation costs as provided for by SFAS No. 123, the Company's net loss and per share amounts on a pro forma basis would have been as follows for the years ended December 31 (in thousands, except per share data):

                                                  1999       1998      1997
                                                ---------  --------  --------
     Pro Forma Net loss........................ $(108,206) $(51,651) $(63,849)
                                                =========  ========  ========
     Pro Forma Basic and diluted net loss per
      share.................................... $   (8.07) $  (2.08) $  (3.35)
                                                =========  ========  ========

  The weighted average fair value and exercise price of options granted were as follows during the years ended December 31:

                                                     Weighted Average
                                            -----------------------------------
                                             Exercise Price      Fair Value
                                            ----------------- -----------------
     Exercise Price at Grant                1999  1998  1997  1999  1998  1997
     -----------------------                ----- ----- ----- ----- ----- -----
     Equal to market....................... $8.93 $6.05 $8.69 $6.23 $3.84 $5.78
     Greater than market...................   --   9.89 12.89   --   0.98  4.80
     Less than market......................   --   8.75   --    --   8.80   --

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 9. Capital Stock--Continued

  The following table summarizes information about options outstanding at December 31, 1999 (options in thousands):

                                      Weighted-
                                       Average   Weighted-             Weighted-
                                      Remaining   Average               Average
Exercise                   Options   Contractual Exercise    Options   Exercise
Price                    Outstanding    Life       Price   Exercisable   Price
--------                 ----------- ----------- --------- ----------- ---------
$2.19...................    1,056        4.7      $ 2.19        955     $ 2.19
$2.38 to 7.88...........    1,180        5.2        7.09        807       7.26
$8.50...................    1,006        4.2        8.50        980       8.50
$8.75 to 15.00..........      808        7.0       12.43        225      11.18
                            -----                             -----
$2.19 to 15.00..........    4,050        5.2      $ 7.16      2,967     $ 6.33
                            =====        ===      ======      =====     ======

  During 1997, the Company entered into an employment agreement with its then Chief Executive Officer providing for, among other things, issuance of 100,000 shares of common stock deliverable in 2001, resulting in a non-cash compensation charge of $887,500 in 1997 and issuance of 100,000 shares of common stock in exchange for a recourse note of $887,500 due 2001, with interest at the minimum applicable federal rate. The note receivable was repaid in full in January 2000. During 1998, the Company entered into agreements with two of its officers to issue an aggregate of 85,000 shares of common stock deliverable in 2001 and recorded a non-cash compensation charge of $657,500 in 1998. Pursuant to terms of employment and changes of control agreements and in connection with the resignations of these three executive officers, shares deliverable in 2001 were issued and delivered in 1999.

Note 10. Related Party Transactions

  During 1999, the Company entered into a private line agreement, a co-location license agreement, a broadband services agreement and a coordinated marketing agreement with Qwest. In these contracts, the Company agreed to integrate it's local broadband wireless networks with Qwest's fiber-optic network using Qwest as the Company's exclusive provider of fiber-optic network backbone, agreed to co-locate equipment with Qwest where desirable, and agreed to jointly market the Company's products with Qwest where desirable.

Note 11. Fair Values of Financial Instruments

  Carrying amounts and estimated fair values of the Company's financial instruments were as follows at December 31 (in thousands):

                                                   1999              1998
                                             ----------------- ----------------
                                             Carrying   Fair   Carrying  Fair
                                              Amount   Value    Amount   Value
                                             -------- -------- -------- -------
   Cash and cash equivalents................ $108,161 $108,161 $ 11,864 $11,864
   Short-term investments...................   75,887   75,887      --      --
   Pledged securities.......................    9,407    9,407   27,358  27,586
   Senior Notes.............................  108,950  115,000  107,464  87,855
   Working Capital Facility.................      --       --    16,229  16,602
   Purchase Money Facility..................      --       --    10,000  10,000
   Other long-term debt.....................      477      477      907     907

  Carrying amounts reported in the balance sheet for cash, cash equivalents and short-term investments approximate fair value. Fair values of pledged securities are based on published market values. The fair value of Senior Notes is based upon published market value. Fair values of other borrowings are based upon interest rates currently available to the Company for issuance of similar debt with similar terms and maturities.

                 ADVANCED RADIO TELECOM CORP. AND SUBSIDIARIES

Note 12. Supplemental Cash Flow Information

  Supplemental disclosures of cash flow information are summarized below for years ended December 31 (in thousands):

                                                         1999    1998    1997
                                                       -------- ------- -------
Non-cash financing and investing activities:
  Value ascribed and deemed dividend of beneficial
   conversion feature of Series A preferred stock..... $111,880     --      --
  Additions to property and equipment.................      --  $10,818 $ 2,182
  Value ascribed to warrants..........................    1,242   3,282  29,707
  Issuance of shares for licenses.....................      848  48,348  87,750
  Termination of software license agreement...........      --      --    1,774
  Common stock issuable in exchange for note
   receivable.........................................      --      --      887
Interest paid.........................................   23,146  19,312  10,368

Note 13. Subsequent Events (unaudited)

  In March 2000, the Company entered into a letter of intent to acquire up to all of the 39 GHz licenses of Broadstream Communications Corporation and its affiliates ("Broadstream") in exchange for shares of the Company's common stock having a value of up to approximately $365 million. The letter of intent also provides for the Company to make available to Broadstream a bridge loan of up to $30 million. In addition, the Company entered into definitive agreements to acquire all of the 39 GHz licenses of Bachow Communications Incorporated in exchange for approximately 2.2. million shares of the Company's common stock. Closings of both transactions, which are anticipated in the second half of 2000, are subject to various conditions, including FCC approval and, in the case of the Broadstream transaction, entering into definitive agreements, receipt of a fairness opinion, agreement of the Series A stockholders, board and shareholder approval and for 104 the licenses, license renewal.

Note 14. Quarterly Financial Data (unaudited)

  Selected unaudited quarterly financial information is summarized as follows:
(in thousands, except per share data):

                                       Year ended December 31, 1999
                          --------------------------------------------------------
                                        Quarter Ended                  Year Ended
                          -------------------------------------------- -----------
                          March 31  June 30   September 30 December 31 December 31
                          --------  --------  ------------ ----------- -----------
Revenues................  $    226  $    339    $    359    $    417    $  1,341
                          ========  ========    ========    ========    ========
Net loss*...............  $(23,531) $(19,477)   $(18,047)   $(35,643)   $(96,698)
                          ========  ========    ========    ========    ========
Basic and diluted net
 loss per common
 share**................  $  (0.87) $  (0.72)   $  (4.65)   $  (1.41)   $  (7.65)
                          ========  ========    ========    ========    ========
                                       Year ended December 31, 1998
                          --------------------------------------------------------
                                        Quarter Ended                  Year Ended
                          -------------------------------------------- -----------
                          March 31  June 30   September 30 December 31 December 31
                          --------  --------  ------------ ----------- -----------
Revenues................  $    237  $    206    $    187    $    211    $    841
                          ========  ========    ========    ========    ========
Net loss***.............  $ (9,101) $ (9,572)   $(13,707)   $(14,603)   $(46,983)
                          ========  ========    ========    ========    ========
Basic and diluted net
 loss per common share..  $  (0.42)    (0.39)   $  (0.51)   $  (0.57)   $ ($1.89)
                          ========  ========    ========    ========    ========

--------
  * Includes equipment impairment charges of $6.4 million and $13.6 million during the quarters ended March 31 and December 31, respectively, and severance related expense of $750,000 and $4.0 million during the quarters ended September 30 and December 31, respectively.
 ** Includes $4.00 and $0.10 loss per share relating to deemed preferred dividend during the quarters ended September 30 and December 31, respectively.
*** Includes equipment impairment charges of approximately $2.8 million during the quarter ended September 30 and provision for sales and property taxes of $2.4 million during the quarter ended December 31.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information relating to the directors of the Company is incorporated herein by reference to the information included under "Election of Directors" and "Certain Transactions" in the Company's definitive Proxy Statement to be filed with the Commission in connection with the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) The following documents are filed as part of this report:

    (1) Consolidated Financial Statements:

              Consolidated Balance Sheets as of December 31, 1999 and 1998.

              Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

              Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997.

              Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

    (2) Financial Statement Schedules:

              None.

    (3) Exhibits:

    The following Exhibits are, as indicated on the Exhibit Index, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings.

 Exhibit
   No.                                    Title
 -------                                  -----
  3.1    Amended and Restated Certificate of Incorporation.(7)
  3.2    Corrected Certificate of Designation of Preferred Stock.
  3.3    Restated and Amended Bylaws of Registrant.(12)
  4.1    Specimen of Common Stock Certificate.(3)
  4.2    Specimens of Series A and B Preferred Stock Certificates.
  4.3    Indenture relating to the Company's 14% Senior Notes due 2007.(6)
  4.4    Supplement to Indenture relating to Company's 14% Senior Notes due
         2007.(16)
  4.5    Specimen of Note.(6)
  4.6    Collateral Pledge and Security Agreement relating to the Notes.(6)
  4.7    Form of Warrant Agreement in connection with offering of Notes.(6)
  4.8    Specimen of Warrant Certificate in connection with offering of
         Notes.(6)
  4.9    Shareholders Rights Agreement, as amended.(8)
  4.10   Form of Rights Certificate.(8)
  4.11   Form of Indemnity Warrant.(1)
  4.12   Form of Subscription Agreement dated March 8, 1996, including Forms of
         Bridge Note and Bridge Warrant.(2)
  4.13   Option Agreement dated July 3, 1996 with Commco, L.L.C.(2)
  4.14   Form of September Bridge Warrant.(5)
  4.15   Form of CIBC Warrants.(4)
  4.16   Form of Warrants issued to Lucent pursuant to the Working Capital
         Facility.(13)
  4.17   Form of Stock Purchase Warrant dated as of June 1, 1999.(14)
  4.18   Form of Promissory Note dated as of June 1, 1999.(14)
  4.19   First Supplemental Indenture dated as of July 23, 1999 between the
         Company and the Bank of New York as trustee.(16)
 10.1    Employment Agreement dated October 16, 1998 between Robert S.
         McCambridge and the Company.(13)
 10.2    Amended and Restated Change of Control Agreement dated February 3,
         1999 between Robert S. McCambridge and the Company.(16)
 10.3    Form of Director Indemnification Agreement.(1)
 10.4    Company's Restated Equity Incentive Plan, as amended through May 26,
         1999.(16)
 10.5    Company's 1997 Equity Incentive Plan for Non-Employee Directors, as
         amended through May 14, 1999.(16)

 10.6  Company's 1996 Non-Employee Directors Incentive Stock Option Plan, as
       amended through May 14, 1999.(16)
 10.7  Second Restated and Amended Registration Rights Agreement dated July 3,
       1996 with ART Licensing and the stockholders of each of ART Licensing and the Company.(2)
 10.8  Amendment No. 1 to Registration Rights Agreement dated as of October 16,
       1996.(5)
 10.9  Registration Rights Agreement dated August 26, 1999 between the Company and Lucent.(13)
 10.10 Asset Purchase Agreement dated as of August 6, 1998 between the Company and ICG Telecom Group, Inc.(13)
 10.11 Asset Purchase Agreement dated as of July 3, 1998 between the Company and Astrolink Communications, Inc.(13)
 10.12 First Amendment to Asset Purchase Agreement dated as of August 25, 1998 between the Company and Astrolink Communications, Inc.(13)
 10.13 Preferred Stock Purchase Agreement among the Company and the purchasers listed therein dated as of June 1, 1999.(14)
 10.14 Standstill Agreement among the Company and certain of the purchasers dated as of June 1, 1999.(14)
 10.15 Registration Rights Agreement among the Company and the purchasers dated as of June 1, 1999.(14)
 10.16 First Amendment to Amended and Restated Purchase Agreement between the
       Company and Lucent Technologies dated May 25, 1999.(14)
 10.17 Amendment No. 1, Waiver and Consent between the Company and Lucent
       Technologies dated May 26, 1999.(14)
 10.18 Broadband Services Agreement dated June 1, 1999 between the Company and
       Qwest Communications International Inc.(15)*
 10.19 Private Line Services Agreement dated June 1, 1999 between the Company and Qwest.(15)*
 21    Subsidiaries of the Company.(17)
 23    Consent of Independent Accountants.
 27    Financial Data Schedule.
 99    Risk Factors.

--------
 (1) Previously filed with the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
 (2) Previously filed with Amendment 1 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
 (3) Previously filed with Amendment 2 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
 (4) Previously filed with Amendment 8 to the Company's Registration Statement on Form S-1, effective November 5, 1996 (SEC Reg. No. 333-04388) and incorporated by reference herein.
 (5) Previously filed with the Company's Registration Statement Form S-1, effective February 3, 1997 (SEC Reg. No. 333-19295) and incorporated by reference herein.
 (6) Previously filed with Amendment 2 to the Company's Registration Statement on Form S-1, effective February 3, 1997 (SEC Reg. No. 333-19295) and incorporated by reference herein.
 (7) Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and incorporated by reference herein.
 (8) Previously filed with the Company's Registration Statement on Form 8-A, filed on July 10, 1997 (SEC Reg. No. 000-21091) and incorporated by reference herein.
 (9) Previously filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 and incorporated by reference herein.

(10) Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated by reference herein.
(11) Previously filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998 and incorporated by reference herein.
(12) Previously filed with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1998 and incorporated by reference herein.
(13) Previously filed with the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 1998 and incorporated by reference herein.
(14) Previously filed with the Company's Periodic Report on Form 8-K, dated June 8, 1999 and incorporated by reference herein.
(15) Previously filed with the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended June 30, 1999 (SEC Reg. No. 000-21091) and incorporated by reference herein.
(16) Previously filed with the Company's Quarterly Report on Form 10-Q, for the fiscal quarter ended September 30, 1999 and incorporated by reference herein.
(17) Previously filed with the Company's Annual Report on Form 10-K/A, for the fiscal year ended December 31, 1998 and incorporated by reference herein.
--------
  * Confidential treatment requested for certain portions. The terms "confidential treatment" and the mark "*" as used throughout this exhibit means that the material has been omitted and separately filed with the Commission.

  (b) Reports on Form 8-K.

    The Company did not file any Report on Form 8-K during the last quarter of the year ended December 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 2000.

                                          Advanced Radio Telecom Corp.

                                                 /s/ R. S. McCambridge
                                          By: _________________________________
                                                     R. S. McCAMBRIDGE
                                                         President,
                                                Chief Operating Officer and
                                                Principal Financial Officer

                               POWER OF ATTORNEY

  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----


    /s/ Robert S. McCambridge             President and Chief       March 30, 2000
______________________________________     Operating Officer
        ROBERT S. McCAMBRIDGE


        /s/ Bandel Carano                       Director            March 30, 2000
 ______________________________________
            BANDEL CARANO

       /s/ Andrew I. Fillat                     Director            March 30, 2000
 ______________________________________
           ANDREW I. FILLAT

     /s/ Richard T. Liebhaber                   Director            March 30, 2000
 ______________________________________
         RICHARD T. LIEBHABER

     /s/ James B. Murray, Jr.                   Director            March 30, 2000
 ______________________________________
         JAMES B. MURRAY, JR.

        /s/ Alan Z. Senter                      Director            March 30, 2000
 ______________________________________
            ALAN Z. SENTER

       /s/ Marc B. Weisberg                     Director            March 30, 2000
______________________________________
           MARC B. WEISBERG