Form 10-K/A
period 1999-12-31
ADVANCED RADIO TELECOM CORP
filed 2000-05-01
CIK 1010286

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

FOR THE YEAR ENDED DECEMBER 31, 1999            COMMISSION FILE NUMBER 000-21091
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

          Securities registered pursuant to Section 12(b) of the Act:


                                         NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS               ON WHICH REGISTERED
        -------------------               -------------------
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

  The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $1,274,000,000 on March 21, 2000, based on the closing sales price of the registrant's common stock ("Common Stock") as reported on the Nasdaq National Market as of such date.

  The number of shares outstanding of each of the registrant's classes of Common Stock as of March 21, 2000 was as follows: Common Stock, $.001 par value:
28,837,430



                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following persons are directors of the Company:

NAME                    AGE  POSITION
----                    ---  --------

Bandel Carano.........   38  Director
Andrew I. Fillat......   51  Director
Richard T. Liebhaber..   64  Director
James B. Murray, Jr...   52  Director
Alan Z. Senter........   57  Director
Marc Weisberg.........   42  Director


     Bandel Carano, 38, has been a director of the Company since 1999. He has been with Oak Investment Partners, of which he is a general partner, since
1985. He also serves as a director of the Investment Advisory Board for the Stanford Engineering Venture Fund and as a director of Wireless Facilities, Inc. and Pulsepoint Communications, Inc.

     Andrew I. Fillat, 51, has been a director of the Company since 1995. He has been managing director of Advent International Corporation, a global venture capital and private equity management firm since 1995 and was vice president of Advent from 1989 to 1995. He also serves as a director of Interlink Computer Sciences, Lightbridge, Inc. and Voxware, Inc.

     Richard T. Liebhaber, 64, has been a director of the Company since 2000.
He has been consulting managing director at Vernois, Suhler and Associates, a New York media merchant banking firm, since 1995, and was executive vice president of MCI Communications Corp. and a member of its management committee and board of directors from 1985 to 1995. He also services as a director of KPN/Qwest, AVICI Systems, Inc., Internet Communications Corporation, Rare Medium Group, and Alcatel USA, Inc.

     James B. Murray, Jr., 52, has been a director of the Company since 1997. He has been managing director of Columbia Capital Corporation since March 1989. He also serves as a director of Saville Systems PLC and The Columbia Group Incorporated.

     Alan Z. Senter, 57, has been a director of the Company since 1996. He has been chairman of Senter Associates, a financial advisory firm since 1996 and from 1993 to 1994 and was executive vice president and Chief Financial Officer of NYNEX Corporation from 1994 to 1996. He also serves as a director of Exec Ltd. and InterVu Inc.

     Marc Weisberg, 42, has served as a director of the Company since 1999. He has been the senior vice president of corporate development at Qwest Communications International, Inc. since 1997, and prior to then was at Weisberg & Company, an investment banking and advisor service firm which he founded.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information with respect to compensation for each of the last three completed fiscal years of the Company's President and Chief Operating Officer, its sole executive officer at December 31, 1999, and two other individuals who would have been executive officers of the Company, but for the fact that they were not serving as executive officers on December 31, 1999. These individuals are referred to as the named executive officers.

                           SUMMARY COMPENSATION TABLE

                                                                        LONG TERM COMPENSATION AWARDS
                                                                        -----------------------------
                                         ANNUAL COMPENSATION            RESTRICTED         SECURITIES
                                    ------------------------------        STOCK            UNDERLYING         ALL OTHER
        NAME AND POSITION            YEAR     SALARY      BONUS           AWARDS            OPTIONS         COMPENSATION
----------------------------------  -------  --------  -----------     -------------       ----------      ---------------
Robert S. McCambridge               1999     $195,209  $250,000(1)             --             300,000        $      306(2)
   President,                       1998(3)    24,848    32,083                --             200,000               144(2)
   Chief Operating Officer          1997           --        --                --                  --                --
   and Chief Financial Officer

Henry C. Hirsch(4)                  1999      332,127   292,466                --                  --         1,701,927(4)
   Chairman, President and Chief    1998      325,000   325,000                --             800,000           304,755(5)
   Executive Officer                1997(3)    54,168    54,167           100,000(6)          800,000               113(2)

William J. Maxwell(7)               1999      260,072   260,000                --                  --           868,920(7)
   President & Chief                1998      259,992   260,000            35,000(6)          550,000            78,376(8)
   Operating Officer                1997(3)     5,999        --                --             550,000                --

-----------------------------
(1)  Paid one-half in cash and one-half in a grant of 5,209 shares.
(2)  Reflects payment of term life insurance premiums.
(3)  Reflects compensation for a partial year.
(4) Mr. Hirsch resigned as Chairman, President and Chief Executive Officer effective November 1999. Reflects $1,700,577 in severance and $1,350 for payment of term life insurance premiums.
(5) Reflects payment of $1,350 in term life insurance, $1,437 in health medical benefits and $301,968 for relocation.
(6)  Reflects deferred shares.
(7) Mr. Maxwell resigned as President and Chief Operating Officer effective September 1999. Reflects $867,570 in severance and relocation costs and $1,350 for payment of term insurance premiums.
(8) Reflects $77,026 for relocation and $1,350 for payment of term life insurance premiums.

OPTION GRANTS

     The following table sets forth certain information regarding stock option grants made to the named executive officers during 1999.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                          ---------------------------------------------------
                          NUMBER OF      PERCENT OF                              POTENTIAL REALIZATION VALUE AT
                          SECURITIES    TOTAL OPTIONS                                ASSUMED ANNUAL RATES OF
                          UNDERLYING     GRANTED TO    EXERCISE                  STOCK PRICE APPRECIATION FOR
                           OPTIONS      EMPLOYEES IN    PRICE      EXPIRATION            OPTION TERM(1)
NAME                      GRANTED       FISCAL YEAR   PER SHARE       DATE            5%              10%
---------------------     -------       -----------   ---------    ---------     -----------      ----------
Henry C. Hirsch         100,000(2)         6.6%        $ 7.063     2/11/2009     $   444,188      $1,125,660

William J. Maxwell       75,000(2)         5.0%          7.063     2/11/2009     $   333,141      $  844,245

Robert S. McCambridge    50,000(3)         3.3%          7.063     2/11/2009     $   222,094      $  562,830
                        300,000           19.9%         13.625     12/2/2009     $ 2,570,606      $6,514,421

______________
(1) The potential realizable value is calculated based on the term of the option at its time of grant. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option.
(2) The options of Mr. Hirsch and Mr. Maxwell are vested and exercisable until 2003.
(3) Mr. McCambridge's options provide for accelerated vesting of 50,000 shares upon achievement of price objectives.

AGGREGATE STOCK OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth the number and value as of December 31, 1999 of shares underlying unexercised options held by the named executive officers. As of December 31, 1999, none of them had exercised any stock options.

FISCAL YEAR-END OPTION VALUES

                               NUMBER OF SHARES
                            UNDERLYING UNEXERCISED               VALUE OF UNEXERCISED
                                  OPTIONS AT                   IN-THE-MONEY OPTIONS AT
                                FISCAL YEAR END                   FISCAL YEAR END (1)
                         --------------------------         -------------------------------
NAME                     EXERCISABLE  UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
-----------------------  -----------  -------------         -----------       -------------
Henry C. Hirsch              900,000              0         $16,618,706          $        0
William J. Maxwell           575,000              0          10,440,587                   0
Robert S. McCambridge        250,000        300,000           4,628,100           3,112,500
--------------

(1) Based on the last sales price of the Company's common stock reported on the Nasdaq National Market on December 31, 1999 of $24.00 per share, less the exercise price payable upon exercise of such options.

DIRECTOR COMPENSATION

     Each director who is not a full-time employee of the Company receives $10,000 per year for services rendered as a director, $500 for each board meeting attended in person, and $500 for each committee meeting attended in person.

     Also, non-employee directors are eligible to participate in the Company's equity incentive plan for non-employee directors. Under this plan, the Company gives each eligible director an initial grant of options to purchase 20,000 shares of common stock, and each newly elected non-employee director receives a similar grant upon first appointment or election to the board of directors. In addition, under this plan, the Company grants each non-employee director options to purchase 7,000 shares of common stock at each annual meeting at which such director is reelected or is otherwise continuing as a director. These options have an exercise price equal to the fair market value of the Company's common stock on the date of the grant, expire five years after the date of grant, and become exercisable on the day before each of the first, second and third annual stockholders meeting following the date of grant. Also, each eligible director may elect annually in advance to receive their fees for being a director and attending meetings in the form of deferred grants of common stock, rather than cash. The deferred grants of common stock are payable on the earlier of (a) the first business day of the third January following the date of grant, (b) a change of control or (c) the date the eligible director ceases to be a director. On February 11, 1999, the Company granted each of its non-employee directors an option to purchase 10,000 shares, fully exercisable on the date of grant, at an exercise price of $7.06, the fair market value on the date of grant.

EMPLOYEE AGREEMENTS

     The Company's employment agreement with Robert S. McCambridge provides for his full-time employment through December 31, 2000 at an annual salary of not less than $175,000 with a maximum incentive bonus of 100% of his base salary. The agreement precludes Mr. McCambridge from competing with ART for one year after the cessation of his employment. If ART terminates Mr. McCambridge without cause or if his employment is terminated due to his disability or death, or if he terminates his employment as a result of a constructive termination, Mr. McCambridge will be entitled to continue to receive the full amount of his base salary, target bonus and medical and term life insurance for 12 months. In addition, all options granted to Mr. McCambridge which have not yet vested will vest and remain exercisable for the lesser of one year or their original term.

     ART also has a change of control agreement with Mr. McCambridge entitling him to various benefits if his employment is terminated, other than for cause or his disability or death, or if he resigns for good reason within 24 months of any change of control. The recent preferred stock investment constituted a change of control for purposes of this agreement. Upon such a termination, the agreement provides that ART will pay Mr. McCambridge a prorated portion of his maximum incentive bonus for the year of termination; ART will pay a cash payment equal to his base salary and his maximum incentive compensation; his stock options and other awards will immediately vest and remain exercisable for the lesser of four years or their original term; and ART will continue Mr. McCambridge's life and medical insurance plans for up to two years. If any payment or benefit provided under the agreement will be subject to an excise tax under the Internal Revenue Code, ART will provide Mr. McCambridge with a payment to cover such tax.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's common stock as of March 21, 2000 by (i) the named executive officers, (ii) each of the Company's directors,
(iii) all of the Company's executive officers and directors as a group and
(iv) each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than five percent of the outstanding common stock. Unless otherwise indicated, the business address of each director and executive officer named below is c/o Advanced Radio Telecom Corp., 500 108th Avenue NE, Suite 2600, Bellevue, Washington 98004. Except as noted below, each of the persons listed has sole investment and voting power with respect to the shares indicated:

                                                                                  BENEFICIAL OWNERSHIP
                                                                                  --------------------
NAME                                                                                NUMBER    PERCENT
----                                                                              ----------  --------

Robert S. McCambridge (1).......................................................     291,667        *
Bandel Carano (2)...............................................................  23,594,260     45.0%
Andrew I. Fillat (3)............................................................      30,468        *
Richard T. Liebhaber (4)........................................................  23,594,260     45.0%
James B. Murray, Jr.(5).........................................................      28,268        *
Alan Z. Senter (6)..............................................................      40,118        *
Marc Weisberg (7)...............................................................  23,594,260     45.0%
Henry C. Hirsch (8).............................................................     900,000      3.1%
William J. Maxwell (9)..........................................................     625,000      2.2%
Accel VI L.P. and affiliated entities (10)......................................  23,594,260     45.0%
Adams Capital Management, L.P. (11).............................................  23,594,260     45.0%
Advent International Corporation and affiliated entities (12)...................  25,634,991     48.9%
Bessimer Venture partners IV L.P. and affiliated entities (13)..................  23,594,260     45.0%
Brentwood Associates IX, L.P and affiliated entities (14).......................  23,594,260     45.0%
Columbia ARTT Investors, LLC and affiliated entities (15).......................  23,594,260     45.0%
Cove Ventures LLC (16)..........................................................  23,594,260     45.0%
GBU, Inc. and affiliated entities (17)..........................................   2,880,864     10.0%
Meritech Capital Partners L.P. and affiliated entities (18).....................  23,594,260     45.0%
Oak Investment Partners VIII, Limited Partnership and affiliated entities (19)..  23,594,260     45.0%
Qwest Communications International Inc. and affiliated entities (20)............  23,594,260     45.0%
Worldview Capital II, L.P. and affiliated entities (21).........................  23,594,260     45.0%
All executive officers and directors
   as a group (22)..............................................................  24,038,781     45.5%

_______________
 *  Less than 1.0%.

(1) Includes 291,667 shares of common stock issuable upon exercise of options exercisable within 60 days of March 21, 2000.
(2) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which Oak Investment Partners VIII, Limited Partnership and Oak VIII Affiliates Fund, Limited Partnership and other investors share voting power pursuant to a stockholders agreement.
    Of those shares, Mr. Carano has dispositive power over 3,760,092 shares of common stock issuable on conversion of shares of Series A preferred stock held by Oak Investment Partners VIII, Limited Partnership and Oak VIII Affiliates Fund, Limited Partnership. Mr. Carano is a managing partner of the general partners of these Oak entities and is a director of the Company. Mr. Carano disclaims beneficial ownership of the shares held by the Oak entities except to the extent of his proportionate partnership interest therein.

(3) Includes 30,468 shares of common stock issuable upon exercise of options exercisable within 60 days of March 21, 2000. Mr. Fillat is an officer of Advent International Corporation and is a director of the Company. Does not include shares of Series A Preferred Stock, shares of Common Stock and shares of Common Stock issuable upon exercise of warrants held by various entities which Advent International Corporation controls, of which Mr. Fillat disclaims beneficial ownership.
(4) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which U.S. Telesource, Inc. and other investors share voting power pursuant to a stockholders agreement. Of those shares, Mr. Liebhaber has dispositive power over 8,460,900 shares of common stock issuable on conversion of shares of Series A preferred stock held by U.S. Telesource, Inc. Mr. Liebhaber is a director of Qwest Communications International Inc., the ultimate parent of U.S. Telesource, and is a director of the Company. Mr. Liebhaber disclaims beneficial ownership of the shares held by U.S. Telesource.
(5) Includes 28,268 shares of common stock issuable upon exercise of options exercisable within 60 days of March 21, 2000. Mr. Murray is the managing director of Columbia Capital Corporation. Does not include shares of common stock held by various entities which Columbia Capital Corporation controls, of which Mr. Murray disclaims beneficial ownership.
(6) Includes 40,118 shares of common stock issuable upon exercise of options exercisable within 60 days of March 21, 2000.
(7) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which U.S. Telesource, Inc. and other investors share voting power pursuant to a stockholders agreement. Of those shares, Mr. Weisberg has dispositive power over 8,460,900 shares of common stock issuable on conversion of shares of Series A preferred stock held by U.S. Telesource, Inc. Mr. Weisberg is president and chief executive officer of U.S. Telesource Inc., which is a wholly-owned subsidiary of Qwest Communications International Inc., and is a director of the Company.
    Mr. Weisberg disclaims beneficial ownership of the shares held by U.S. Telesource.
(8) Includes 516,100 shares of common stock issuable upon exercise of options exercisable within 60 days of March 21, 2000.
(9) Includes 525,000 shares of common stock issuable upon exercise of options exercisable within 60 days of March 21, 2000.
(10) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which Accel VI, L.P. and other investors share voting power pursuant to a stockholders agreement.
     Accel VI, L.P. and its affiliated entities, Accel VI, L.P., Accel Internet Fund II L.P., Accel Keiretsu VI L.P. and Accel Investors '98 L.P., have sole dispositive power over an aggregate of 1,410,357 shares of common stock issuable on conversion of shares of Series A preferred stock. Arthur
     C. Patterson, James R. Swartz, James W. Breyer, H. Peter Wagner and G. Carter Sednaoui are control persons of Accel IV L.P., Accel Internet Fund II L.P., Accel Keiretsu VI L.P. and Accel Investors '98 L.P. ACP Family Partnership L.P., Swartz Family Partnership L.P. and The Breyer 1995 Trust dated 10/4/95, are control persons of Accel IV L.P. The Swartz Family Partnership L.P. and Accel Internet Fund II Associates L.L.C. are control persons of Accel Internet Fund II L.P. Accel Keiretsu VI Associates L.L.C. is a control person of Accel Keiretsu VI L.P. The address of the Accel entities and their control persons is c/o Accel Partners, 428 University Avenue, Palo Alto, CA 94301.
(11) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which Adams Capital Management, L.P. and other investors share voting power pursuant to a stockholders agreement. Adams Capital Management, L.P. has sole dispositive power over 282,067 shares of common stock issuable on conversion of shares of Series A preferred stock. Joel P. Adams, William C. Hulley, Jerry S. Sullivan and William A. Frezza are control persons of Adams Capital Management, L.P.
     The address of Adams Capital Management, L.P. is 518 Broad Street, Sewickley, PA 15143.

(12) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which partnerships controlled by Advent International Corporation and other investors share voting power pursuant to a stockholders agreement. Advent International Corporation has sole dispositive power over an aggregate of 1,880,476 shares of common stock issuable on conversion of shares of the Company's Series A preferred stock held by Global Private Equity II-Europe Limited Partnership, Global Private Equity II-PGGM Limited Partnership, Digital Media & Communications II Limited Partnership, Oakstone Ventures Limited Partnership, Advent Crown Fund II C.V., Adwest Limited Partnership, Advent Global GECC Limited Partnership and Advent Partners Limited Partnership. Also includes 2,040,731 shares of common stock, held by Advent Partners Limited Partnership, Advent International Investors II Limited Partnership, Advent International Limited Partnership, Global Private Equity II Europe Limited Partnership, Global Private Equity PGGM Limited Partnership, Digital Media and Communications II Limited Partnership, Oakstone Ventures Limited Partnership, Advent Crown Fund Limited Partnership, Adwest Limited Partnership, and Advent Global GECC Limited Partnership, of which an aggregate of 42,546 are issuable upon exercise of warrants exercisable within 60 days of March 21, 2000. Advent International Corporation is the general partner or indirectly controls all of the entities listed above in this footnote. Peter A. Brook, Douglas R. Brown, Thomas H. Lauer, Mark Hoffman, Frank Savage, David W. Watson are control persons of Advent International Corporation and its affiliated entities. The address of Advent entities and their control persons is 75 State Street, Boston, MA 02109.
(13) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which Bessemer Venture partners IV L.P. and other investors share voting power pursuant to a stockholders agreement. Bessemer Venture partners IV L.P. and its affiliated entities, Bessemer Venture Partners IV L.P. and Bessec Ventures IV L.P., have sole dispositive power over an aggregate of 470,118 shares of common stock issuable on conversion of shares of Series A preferred stock. Deer IV & Co. LLC is the general partner of Bessemer Venture Partners IV L.P. and Bessec Ventures IV L.P. William T. Burgin, Robert H. Buescher, David J. Cowan, G. Felda Hardymon, Christopher F.O. Garbieli, Robi L. Soni and Robert P. Goodman are control persons of Bessemer Venture Partners IV L.P. The address of Bessemer Venture Partners IV L.P., its related parties and control persons is 1400 Old Country Road, Suite 407, Westbury, NY 11590.
(14) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which Brentwood Associates IX, L.P and other investors share voting power pursuant to a stockholders agreement. Brentwood Associates IX, L.P and its affiliated entities, Brentwood Associates IX, L.P. and Brentwood Affiliates Fund III, L.P., have sole dispositive power over an aggregate of 1,410,357 shares of common stock issuable on conversion of shares of Series A preferred stock. Brentwood IX Ventures, LLC is the general partner of both Brentwood
     Associates IV, L.P. and Brentwood Affiliates Fund III, L.P.   Jeffrey D.
     Brody, John L. Walecka, Brian G. Atwood, William J. Link, Ross A. Jaffe and
     G. Bradford Jones are control persons of Brentwood IX Ventures, L.L.C.
     The mailing address of the Brentwood entities and their control persons is 300 Sand Hill Road, Building 1, Suite 260, Menlo Park, CA 94025.
(15) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which Columbia ARTT Investors, LLC and other investors share voting power pursuant to a stockholders agreement. Columbia ARTT Investors, LLC and its affiliated entities, Columbia ARTT Investors and LLC and Columbia ARTT Partners, LLC, have sole dispositive power over an aggregate of 1,880,476 shares of common stock issuable on conversion of shares of Series A preferred stock. James B. Fleming, R. Philip Herget, III and Henry F. Hooper, III are control persons of Columbia ARTT Investors, LLC and Columbia ARTT Partners, LLC. Donald A. Doering is a control person of Columbia ARTT Investors, LLC. Columbia Capital, L.L.C. is a control person of Columbia ARTT Partners, LLC.
     The address of Columbia ARTT Investors, LLC and its related entities and control persons is 201 North Union Street, Alexandria, VA 22314.
(16) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which Cove Ventures, LLC and other investors share voting power pursuant to a stockholders agreement.
     Cove Ventures, LLC has sole dispositive power over 282,067 shares of common stock issuable on conversion of shares of Series A preferred stock.
     Cove Road Associates, LLC is the managing member of Cove Ventures, LLC. Robert P. Goodman is a control person of Cove Ventures, LLC. The address of Cove Ventures, LLC and Mr. Goodman is 1013 Cove Road, Mamaroneck, NY 10543.

(17) Includes 6,700 shares of common stock beneficially owned by GEM Capital, Inc., 159,000 shares of common stock beneficially owned by Woodbury Capital Management, LLC, and 61,000 shares held by GEM Capital profit sharing trust. Gerald B. Untesman is a control person of each of GBU, Inc., GEM Capital, Inc., Woodbury Capital, LLC and the GEM Capital profit sharing trust. The address of the GBU entities and their control persons is 70 East 55/th/ Street, 12/th/ Floor, New York, NY 10022.
(18) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which MeriTech Capital Partners, L.P. and other investors share voting power pursuant to a stockholders agreement. MeriTech Capital Partners, L.P. and its affiliated entities, MeriTech Capital Partners, L.P. and MeriTech Capital Affiliates L.P., have sole dispositive power over an aggregate of 2,350,595 shares of common stock issuable on conversion of shares of Series A preferred stock. MeriTech Capital Associates LLC is the general partner of both MeriTech Capital Partners L.P. and MeriTech Capital Affiliates L.P. Paul S. Madera and Michael B. Gordon are control persons of both MeriTech Capital Partners L.P. and MeriTech Capital Affiliates L.P. The address of the MeriTech entities and their control persons is 428 University Avenue, Palo Alto, CA 94301.
(19) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which Oak Investment Partners VIII, Limited Partnership and other investors share voting power pursuant to a stockholders agreement. Oak Investment Partners VIII, Limited Partnership and its affiliated entities, Oak Investment Partners VIII, Limited Partnership and Oak VIII Affiliates Fund, Limited Partnership, have sole dispositive power over an aggregate of 3,760,092 shares of common stock issuable on conversion of shares of Series A preferred stock. Frederick W. Harmon, Bandel L. Carano, Edward F. Glassmeyer, Ann Lamont and Gerald Gallagher are control persons of each of Oak Investment Partners VII, Limited Partnerships and Oak VIII Affiliate Fund, Limited Partnership.
     The address of the Oak entities and their control persons is 525 University Avenue, Suite 1300, Palo Alto, CA 94301.
(20) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which U.S. Telesource, Inc., an indirect wholly-owned subsidiary of Qwest Communications International Inc., and other investors share voting power pursuant to a stockholders agreement. Of those shares, Qwest Communications International has sole dispositive power over 8,460,900 shares of common stock issuable on conversion of shares of Series A preferred Stock held by U.S. Telesource. U.S. Telesource is the direct, wholly-owned subsidiary of Qwest Communications Corporation, which is the direct, wholly-owned subsidiary of Qwest Corporation, which is the direct, wholly-owned subsidiary of Qwest Communications International Inc. Joseph P. Naccio, Drake S. Tempest, Robert S. Woodruff, Stephen H. Shoemaker, Yash A. Rana are control persons of U.S. Telesource, Inc., Qwest Corporation, Qwest Communications Corporation and Qwest Communications International Inc. Jeff VonDeylen, Marc B. Weisberg and Kelly S. Carter are control persons of U.S. Telesource, Inc. Craig Slater, Marc B. Weisberg and Afshin Mohebbi are control persons of Qwest Communications Corporation. Craig Slater, Kelly S. Carter, Marc B. Weisberg and Jeff VonDeylen are control persons of Qwest Corporation. Philip Anschutz, Jordon Haines, Jerry Davis, Cannon Y. Harvey, Douglas M. Karp, Vinod Khosla, Richard T. Liebhaber, Douglas L. Polson, Craig D. Slater and W. Thomas Stephens are control persons of Qwest Communications International Inc. Anschutz Corporation is the beneficial owner of approximately 39% of the outstanding shares of Qwest Communications International, Inc. Philip F. Anschutz is the beneficial owner of 100% of the capital stock of and is the president and chief executive of Anschutz Corporation and is also chairman of the board of directors of Qwest Communications International Inc. The address of Qwest Communications International Inc., its affiliated entities and control persons is 555 17/th/ Street, Denver, CO 80202.
(21) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which Worldview Technology Partners II, L.P. and other investors share voting power pursuant to a stockholders agreement. Worldview Technology Partners II, L.P. and affiliated entities, Worldview Technology Partners II, L.P., Worldview Technology International II, L.P. and Worldview Strategic Partners II, L.P., have sole dispositive power over an aggregate of 1,410,357 shares of common stock issuable on conversion of shares of Series A preferred stock. Worldview Capital II, L.P. is the general partner of Worldview Technology Partners II, L.P.,

     Worldview Technology International II, L.P. and Worldview Strategic Partners II, L.P. James Wei, Michael Orsak, John Boyle, Susumu Tanaka are control persons of Worldview Capital II, L.P. The address of the Worldview partnerships and control persons is 435 Tasso, Suite 120, Palo Alto, CA 94301.
(22) Includes 23,594,260 shares of common stock issuable upon conversion of the Company's Series A preferred stock for which entities controlled by Mr. Carano, Mr. Weisberg and Mr. Liebhaber share voting power pursuant to a stockholders agreement. See footnotes 2, 4 and 7 above. Also includes 444,521 shares of common stock issuable upon exercise of options exercisable within 60 days of March 21, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The following information regarding certain transactions with directors, officers and holders of record or beneficially of more than five percent of ART's common stock does not include information for any period during which such person or entity, as the case may be, was not an officer, director or five percent holder.

INVESTMENT BY COLUMBIA CAPITAL CORPORATION AND ADVENT INTERNATIONAL CORPORATION IN THE COMPANY

     In September 1999, the Company sold Class A and Class B convertible preferred stock to a group of investors in exchange for $251 million. The group of investors included investment funds affiliated with Columbia Capital Corporation, of which James B. Murray, Jr. is a managing director, and which at the time of the investment held greater than five percent of the Company's outstanding common stock. The group of investors also included funds affiliated with Advent International Corporation, of which Andrew I. Fillat is a managing director. As part of the investment group, each of Columbia and Advent invested $20 million in the Company in return for 250,000 shares of preferred stock. Under the preferred stock purchase agreement between the Company and the investors signed in June 1999, the investors loaned the Company $50 million as a bridge loan bearing interest at a rate of 11%, which was repaid in September 1999.

QWEST OPERATING AGREEMENTS

     In June 1999, the Company entered into a private line agreement, a co-location license agreement, a broadband services agreement and a coordinated marketing agreement with Qwest, which beneficially owns greater than five percent of the Company's outstanding voting stock. These contracts provide for, among other things, (i) integration of the Company's broadband wireless networks with Qwest's fiber-optic network using Qwest as the Company's exclusive provider of fiber-optic backbone, (ii) co-location of equipment with Qwest where desirable, and (iii) joint marketing of products with Qwest where desirable.

LOAN TO MR. HIRSCH

     In November 1997, the Company loaned Mr. Hirsch, the Company's former Chairman of the board of directors and Chief Executive Officer, $887,500 to purchase 100,000 shares of common stock at $8.875 per share, the fair market value of the stock on the date of the loan. The loan accrued interest at the applicable federal rate, was payable in 2003, and was secured by the shares purchased. Mr. Hirsch repaid the debt following his resignation.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of April 2000.

                                    Advanced Radio Telecom Corp.

                                    Robert S. McCambridge

                                    By: /s/Robert S. McCambridge
                                        ------------------------
                                        President, Chief Operating Officer and
                                        Chief Financial Officer