Form 10-Q
period 2000-03-31
ADVANCED RADIO TELECOM CORP
filed 2000-05-15
CIK 1010286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 29,178,863 shares of common stock, $.001 par value, at May 8, 2000.

                          ADVANCED RADIO TELECOM CORP.

                                      INDEX



                          PART 1. FINANCIAL INFORMATION

                                                                           Page
                                                                           ----
Item 1.  Financial Statements                                                  3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     13

                 Advanced Radio Telecom Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (unaudited)
                       (in thousands, except share data)

                                                                                March 31,        December 31,
                                                                                  2000              1999
                                                                                  ----              ----
Current assets:
   Cash and cash equivalents...............................................     $156,670            $108,161
   Short-term investments..................................................            -              75,887
   Pledged securities......................................................            -               9,407
   Accounts receivable.....................................................          174                 234
   Prepaid expenses and other current assets...............................          169                 227
                                                                               ---------           ---------
      Total current assets.................................................      157,013             193,916
Property and equipment, net................................................       18,387              14,747
FCC licenses, net..........................................................      179,566             180,754
Deferred financing costs, net..............................................        8,366               8,345
Other assets...............................................................       31,887                 374
                                                                               ---------           ---------
      Total assets.........................................................     $395,219            $398,136
                                                                               ---------           ---------

Current liabilities:
   Accounts payable........................................................     $  6,735            $  5,780
   Accrued compensation and benefits.......................................        3,098               3,022
   Accrued taxes other than income.........................................        5,244               5,034
   Other accrued liabilities...............................................       10,556               2,826
   Accrued interest payable................................................        2,382               7,120
   Current portion of long-term debt.......................................          276                 380
                                                                               ---------           ---------
     Total current liabilities.............................................       28,291              24,162
Long-term debt, net of current portion.....................................      109,454             109,047
Deferred income tax liabilities............................................       29,051              29,326
                                                                               ---------           ---------
     Total liabilities.....................................................      166,796             162,535
                                                                               ---------           ---------
Commitments and contingencies

Convertible Preferred Stock:
   Series A 2,368,397 and 2,288,289 shares issued and outstanding..........      200,299             195,796
   Series B 769,103 and 849,211  shares issued and outstanding.............       43,237              47,740
                                                                               ---------           ---------
     Total convertible preferred stock.....................................      243,536             243,536
                                                                               ---------           ---------
Stockholders' deficit:
   Common stock and additional paid-in capital, 28,947,078
   and 27,967,975 shares issued and outstanding............................      239,162             231,513
   Note receivable from stockholder........................................            -               (887)
   Accumulated other comprehensive income..................................            -                 889
   Accumulated deficit.....................................................    (254,275)           (239,450)
                                                                               ---------           ---------
      Total stockholders' deficit..........................................     (15,113)             (7,935)
                                                                               ---------           ---------

          Total liabilities, convertible preferred stock and stockholders'
          deficit..........................................................     $395,219            $398,136
                                                                               ---------           ---------

  The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (unaudited)
                     (in thousands, except per share data)

                                                                    Three Months Ended March 31,
                                                                          2000        1999
                                                                          ----        ----
Revenues..........................................................     $    398    $    226
                                                                       --------    --------
Costs and expenses:
    Technical and network operations..............................        4,686       3,540
    Sales and marketing...........................................        1,235       1,466
    General and administrative....................................        4,691       2,646
    Provision for equipment impairment............................         --         6,376
    Depreciation and amortization.................................        3,159       3,130
                                                                       --------    --------
       Total costs and expenses...................................       13,771      17,158
                                                                       --------    --------

Loss from operations..............................................      (13,373)    (16,932)
                                                                       --------    --------

Interest and other:
    Interest expense..............................................       (5,223)     (7,336)
    Interest income...............................................        3,496         432
                                                                       --------    --------
       Total interest and other...................................       (1,727)     (6,904)
                                                                       --------    --------

Loss before income taxes..........................................      (15,100)    (23,836)

Deferred income tax benefit.......................................          275         305
                                                                       --------    --------
Net loss..........................................................     $(14,825)   $(23,531)
                                                                       ========    ========

Net loss..........................................................     $(14,825)   $(23,531)
Deemed preferred dividend.........................................       (4,503)       --
                                                                       --------    --------

Net loss applicable to common stockholders........................     $(19,328)   $(23,531)
                                                                       --------    --------

Basic and diluted net loss per common share, including
    $0.16 loss per share relating to deemed preferred
    dividend in 2000..............................................     $  (0.68)   $  (0.87)
                                                                       --------    --------

Weighted average common shares....................................       28,376      27,035
                                                                       --------    --------

  The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
           Condensed Consolidated Statement of Stockholders' Deficit
                                  (unaudited)
                                (in thousands)

                                                                                  Note        Accumulated
                                                     Common Stock and          Receivable          Other
                                                Additional paid in capital        from        Comprehensive  Accumulated
                                                     Shares    Amount         Stockholder         Income       Deficit       Total
                                                     ------    ------         -----------         ------       -------       -----
Balance at December 31, 1999                          27,968  $231, 513          $ (887)            $889      $(239,450)    $(7,935)

Repayment of note receivable                                                         887                                         887

Warrants exercised                                        57          -                                                            -

Stock options exercised                                  922      6,998                                                        6,998

Stock compensation expense                                          651                                                          651

Value ascribed to beneficial conversion feature
   of Series A Preferred Stock                                    4,503                                                        4,503

Deemed dividend of beneficial conversion
   feature of Series A Preferred Stock                          (4,503)                                                      (4,503)

Comprehensive loss:

     Net loss                                                                                                   (14,825)    (14,825)

     Decrease in unrealized appreciation on investments
     available for sale                                                                            (889)                       (889)
                                                                                                                           --------
     Comprehensive loss                                                                                                     (15,714)
                                                     -------   --------        ---------        --------      ----------   --------
Balance at March 31, 2000                             28,947   $239,162      $        -        $       -      $(254,275)   $(15,113)
                                                     -------   --------        ---------        --------      ----------   --------

  The accompanying notes are an integral part of the consolidated financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)
                                (in thousands)


                                                                                      Three Months Ended March 31,
                                                                                        2000                1999
                                                                                        ----                ----
Cash flows from operating activities:
  Net loss.......................................................................    $(14,825)           $(23,531)
    Adjustments to reconcile net loss to net cash used by operating activities:
    Non-cash provision for equipment impairment..................................           -               6,376
    Depreciation and amortization................................................       3,159               3,130
    Non-cash interest expense....................................................         506               1,969
    Non-cash stock-based compensation expense....................................         651                 137
    Deferred income tax benefit..................................................        (275)               (305)
    Changes in operating assets and liabilities:
Accrued interest payable.........................................................      (4,738)             (4,696)
Accounts payable and accrued liabilities.........................................       6,710              (1,003)
Other............................................................................         609                 213
                                                                                     --------            --------
        Net cash used by operating activities....................................      (8,203)            (17,710)
                                                                                     --------            --------

Cash flows from investing activities:
    Purchases of property and equipment..........................................      (3,998)               (207)
    Proceeds from disposition of property and equipment..........................         120                 372
    Additions to FCC licenses ...................................................           -              (4,311)
    Deposit for FCC license auction..............................................     (31,500)                  -
    Proceeds from sale of short-term investments.................................      74,998                   -
    Proceeds from maturities of pledged securities...............................       9,450               9,450
    Proceeds from repayment of notes receivable..................................         887                   -
                                                                                     --------            --------
        Net cash provided by investing activities................................      49,957               5,304
                                                                                     --------            --------

Cash flows from financing activities:
    Proceeds from working capital facility borrowings............................           -               7,500
    Proceeds from issuance of common stock.......................................       6,998                   3
    Principal payments of long-term debt.........................................         (94)               (143)
    Additions to deferred financing costs........................................        (149)               (202)
                                                                                     --------            --------
        Net cash provided by financing activities................................       6,755               7,158
                                                                                     --------            --------

Net increase (decrease) in cash and cash equivalents.............................      48,509              (5,248)

Cash and cash equivalents, beginning of period...................................     108,161              11,864
                                                                                     --------            --------

Cash and cash equivalents, end of period.........................................    $156,670             $ 6,616
                                                                                     --------            --------

  The accompanying notes are an integral part of these financial statements.

                  Advanced Radio Telecom Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements



Note 1 - The Company and Basis of Presentation

Advanced Radio Telecom Corp. (collectively with its subsidiaries, "ART" or the "Company") is a broadband internet protocol service provider to businesses. ART has a nationwide footprint of 39 GHz spectrum licenses in the United States, and owns 26GHz and/or 39GHz spectrum licenses in the United Kingdom and several Scandinavian countries. The Company has announced plans to build high-speed, internet protocol metropolitan area networks in 40 major United States markets over the next three years.

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

Interim financial statements - Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to a fair statement of results for interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's December 31, 1999, audited consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K.

Use of Estimates - Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from these estimates. Among the more significant estimates made by management include estimated useful lives of licenses and network equipment and the recoverability of recorded values of long-lived assets.

Impairment of Long-Lived Assets - The Company evaluates its long-lived assets for financial impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where undiscounted expected cash flows associated with such assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. Recoverability of property and equipment and capitalized FCC licenses is dependent on, among other things, the successful deployment of networks in each of the respective markets, or sale of such assets. Management estimates that the Company will recover the carrying amount of those costs from undiscounted cash flows generated by the networks once deployed. However, it is reasonably possible that such estimates may change in the near term as a result of technological, regulatory or other changes.

Net Loss Per Share - Calculations of loss per share exclude the effect of convertible preferred stock, options and warrants since inclusion in such calculations would have been antidilutive. The net loss per share for the three months ended March 31, 2000, gives effect to a deemed preferred stock dividend of approximately $4.5 million representing the beneficial conversion feature of Series A preferred stock.

                  Advanced Radio Telecom Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


Note 2 - Property and Equipment

Property and equipment capital expenditures during the three months ended March 31, 2000, included approximately $1.7 million which did not require cash.

During the three months ended March 31, 1999, the Company recorded a provision for equipment impairment of approximately $6.4 million to write down the carrying value of certain equipment not expected to be an integral part of the Company's expanded broadband data network.


Note  3  -  FCC Licenses and recent
Developments

 In April 2000, the Company entered into an agreement to acquire up to all of the 39GHz licenses of BroadStream Communications Corporation and its affiliates ("BroadStream") in exchange for shares of Company common stock. The number of shares of common stock to be issued as consideration for the acquired licenses will be determined by a formula based on 1.25 times the population covered by the licenses (as defined) divided by 36. The maximum number of shares that will be issued if all licenses are acquired approximates 10.2 million shares. The Company has also entered into an agreement to make available to BroadStream a bridge loan of up to $30 million. In addition, in March 2000, the Company entered into an agreement to acquire all of the 39 GHz licenses of Bachow Communications Incorporated in exchange for approximately 2.2 million shares of the Company's common stock. Closing of both transactions, which are anticipated in the second half of 2000, are subject to various conditions, including FCC approval and, in the case of the BroadStream transaction, shareholder approval and for certain licenses, license renewal.

 The Company is a participant in an auction for 39 GHz licenses being conducted by the FCC and in connection therewith in March 2000, the Company made a $31.5 million upfront payment (the amount of which was determined in accordance with auction notice and filing requirements) for additional licenses it may acquire in the auction. This deposit is included in other assets in the accompanying March 31, 2000 consolidated balance sheet. As a result of the recently completed auction, the Company was the high bidder for licenses having a total purchase price of approximately $77 million.

 In May 1999, the Company sold 11 licenses for approximately $6.9 million, resulting in a gain included in other income of approximately $700,000.


Note  4  -  Long-term Debt and Other Financings

Financing Agreement with Cisco Systems - During 2000, the Company entered into a credit agreement with Cisco Systems Capital Corporation, an affiliate of Cisco Systems, Inc. ("Cisco"), for multi-year vendor financing to be used to fund the Company's purchases of Cisco networking hardware and for other costs associated with the network installation and integration of such hardware. Funding under the facility is available in tranches, approximately $14 million being immediately available, $36 million available upon build-out of certain markets and the remaining $125 million becoming available upon completion of additional market build-outs or upon closing of additional financing facilities, as defined. Terms of the credit agreement, among other things, include requirements for the Company to maintain certain levels of financial ratios, limit distributions, dividends, redemptions or other acquisitions of the Company's capital stock, limit the amount of additional indebtedness and provides for mandatory principal prepayments under certain circumstances. As of March 31, 2000, no amounts had been borrowed relating to this credit agreement.

Working Capital Facility - During 1999, the Company borrowed funds available on a working capital facility, which facility was repaid in September 1999 and terminated.

                  Advanced Radio Telecom Corp. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements


Note 5 - Capital Stock

During the three months ended March 31, 2000, as a result of the automatic conversion of approximately 80,000 shares of Series B convertible preferred stock into Series A convertible preferred stock, the Company recognized a deemed dividend of approximately $4.5 million.


Note 6 - Commitments and Contingencies


Contingencies - The Company is party to certain claims and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows. In the normal course of business, the Company has various legal claims and other contingent matters outstanding. Management believes that any ultimate liability arising from these actions would not have a material adverse effect on the Company's financial condition, liquidity or operating results.


Note 7 - Supplemental Cash Flow Information:

Supplemental disclosure of non-cash financing and investing activities and other cash flow information for the three months ended March 31 is summarized as follows (in thousands):

                                                                    2000    1999
Non-cash financing and investing activities:
     Issuance of shares for FCC licenses.......................  $   -    $  848
     Value ascribed to warrants................................      -     1,242
Interest paid..................................................   9,454    9,918

                          Advanced Radio Telecom Corp.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Cautionary Statement

 This report includes "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects, the deployment of it's network and capital requirements. The Company cautions investors that any such statements are not guarantees of future performance and that known and unknown risks, uncertainties and other factors may cause actual results to differ materially from those in the forward-looking statements. Those risks include, without limitation, ability to raise additional capital, capital requirements and other financial risks, customer demand, technological risks, management of growth, competition and government regulation, as described in Exhibit 99 to the Company's Report on Form 10-K for the year ended December 31, 1999. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.


Overview

In September 1999, ART refocused its strategy to providing broadband internet protocol services to businesses. As a result, revenues for the three months ended March 31, 1999, represent sales to customers and for businesses that are not part of the current strategy. Revenues and results for those periods are not indicative of the Company's current business. The Company plans to deploy high speed internet protocol metropolitan networks in ten U.S. markets in 2000 and in an additional thirty markets over the next three years. The Company expects its operating expenses to increase as it deploys its network and expands its business.

Results of Operations

         Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Revenues for the three months ended March 31, 2000, increased to $398,000 compared to $226,000 for the comparative prior year period as increases in internet access revenues exceeded decreases in revenues from the prior business model.

Technical and network operations expenses increased to $4.7 million during the three months ended March 31, 2000 from approximately $3.5 million for the comparative prior year period. The increase resulted primarily from operation of networks in four markets during the 2000 quarter as compared to three markets during the prior year period and from increases relating to the ongoing network buildout.

Sales and marketing expenses of approximately $1.2 million for the three months ended March 31, 2000 decreased slightly from approximately $1.5 million for the comparative prior year period. These costs are expected to increase as the Company's market roll-out continues.

General and administrative expenses of approximately $4.7 million for the three months ended March 31, 2000 increased $2 million over the comparative prior year period. The increase was due to expanded operations and infrastructure build-up in anticipation of network deployment, market development and business expansion.

During the three months ended March 31, 1999, the Company recorded a provision for equipment impairment of approximately $6.4 million related to the write-down of certain equipment not expected to be an integral part of the Company's broadband data network.

                          Advanced Radio Telecom Corp.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Depreciation and amortization expense of approximately $3.2 million during the three months ended March 31, 2000 was relatively unchanged as compared to the prior year period and decreased from approximately $3.7 million during the preceeding quarter ended December 31, 1999. As a result of recording provisions for equipment impairment charges in 1999 and until the network build-out is deployed, depreciation expense may decrease in year 2000 as compared to 1999.

Interest and other expenses decreased during the three months ended March 31, 2000 to $1.7 million from $6.9 million during the comparative prior year period due to a decrease in interest expense of $2.1 million and an increase in interest income of $3.1 million. The higher interest expense in the 1999 quarter was primarily due to amortization of the value ascribed to warrants issued in equipment financings and borrowings under these facilities, which were repaid in September 1999. The increase for interest income results from earnings on increased balances of cash and short-term investments.

Deferred income tax benefits were $275,000 and $305,000 during the three months ended March 31, 2000 and 1999, respectively.

In February of 1999, the Company cancelled and reissued approximately 1 million stock options which under recently issued interpretations of Accounting Principles Board Opinion No. 25, would be accounted for as variable options prospectively from July 1, 2000, the effective date of the interpretation, until such options have been exercised. The financial statement effect relating to these stock options will not be determinable until the effective date of the interpretation.


Liquidity and Capital Resources

During the three months ended March 31, 2000, operating activities used cash of approximately $8.2 million as compared to $17.7 million used by operating activities during the comparative prior year period and approximately $11 million during the immediately preceding quarter. Cash used by operating activities resulted primarily from the Company's net loss offset by increases in accounts payable and accrued liabilities. The level of accounts payable and accrued liabilities activity will increase or decrease cash used by operating activities and may fluctuate on a quarter to quarter basis.

Investing activities provided cash of approximately $50.0 million and $5.3 million during the three months ended March 31, 2000 and 1999, respectively. Investing activities provided cash primarily from maturities of short-term investments during the three months ended March 31, 2000 of approximately $75 million and from maturities of pledged securities of approximately $9.5 million during each of the 2000 and 1999 quarters. The February 15, 2000 Senior Notes interest payment was made utilizing the last tranche of pledged securities; accordingly future interest payments will no longer be funded by pledged securities. Investing activities used cash of $31.5 million for a deposit relating to the FCC license auction, approximately $4.0 million and $207,000 for capital expenditures during the 2000 and 1999 quarters, respectively, and approximately $4.3 million for acquisitions of certain FCC licenses during the 1999 period.

Financing activities provided cash of approximately $6.8 million during the three months ended March 31, 2000, primarily the result of receipt of proceeds from exercise of outstanding stock options and warrants to purchase Company common stock. Financing activities provided cash of approximately $7.2 million during the three months ended March 31, 1999, primarily the result of $7.5 million borrowings under its since repaid and terminated working capital facility.

Since inception, the Company has financed its operations, capital expenditures and acquisitions from issuances of debt and equity securities and vendor financing. In September 1999, the Company raised $251 million from the private placement of convertible preferred stock, and in 2000, the Company entered into a credit agreement with Cisco for up to $175 million of financing for network buildout. The Company will require significant additional capital to fully fund its operations and its long-term broadband data network build-out and business plan. The Company currently estimates that it may require in

                          Advanced Radio Telecom Corp.
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

excess of $750 million over the next several years to fund capital expenditures, working capital and operations. Additionally, the Company may require substantial additional cash relating to acquisitions of licenses, including licenses to be acquired as a result of the recently completed FCC Auction in which the Company was the high bidder for licenses having a total purchase price of approximately $77 million. Accordingly, the Company will need to raise substantial additional capital to fully implement its business plan. While the Company has raised substantial capital in the past, there can be no assurance that the Company will be able to obtain additional financing, or, if available, that it will be able to obtain such additional financing on acceptable terms. Actual capital requirements will be affected, possibly materially, by various factors including the speed of the Company's build-out, the cost and amount of equipment acquired, the number of markets served and the penetration of those markets, customer acceptance and demand and the prices charged for services, competition and technological change. The Company expects to be able to adjust its capital requirements in part in response to customer demand by changing the rate at which it adds new markets and builds out existing markets.

In April 2000, the Company entered into an agreement to acquire up to all of the 39 GHz licenses of BroadStream in exchange for shares of the Company's common stock. The number of shares of common stock to be issued as consideration for the acquired licenses will be determined by a formula based on 1.25 times the population covered by the licenses (as defined) divided by 36. The maximum number of shares that will be issued if all licenses are acquired approximates
10.2 million shares. The Company has also entered into an agreement to make available to BroadStream a bridge loan of up to $30 million. In addition, in March 2000, the Company entered into an agreement to acquire all of the 39 GHz licenses of Bachow Communications Incorporated in exchange for approximately 2.2 million shares of the Company's common stock. Closing of both transactions, which are anticipated in the second half of the year, are subject to various conditions, including FCC approval and, in the case of the BroadStream transaction, shareholder approval and for certain of the licenses, license renewal.

PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              2.1  BroadStream Asset Purchase Agreement

              2.2  Bachow Asset Purchase Agreement

              2.3  Bachow Option Agreement

              10.1 BroadStream Bridge Loan Agreement

              27.  Financial Data Schedule.


         (b)  Reports on Form 8-K:

The Company did not file a Form 8-K during the quarter ended March 31, 2000.

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of May, 2000.

                                     ADVANCED RADIO TELECOM CORP.

                                     By:  /s/ R. S. McCambridge
                                     --------------------------------
                                     R. S. McCambridge
                                     President and
                                     Chief Operating Officer

                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Exhibit
Number
------
                                     Title
                                     -----


2.1                      BroadStream Asset Purchase Agreement

2.2                      Bachow Asset Purchase Agreement

2.3                      Bachow Option Agreement

10.1                     BroadStream Bridge Loan Agreement

27.                      Financial Data Schedule