Form 10-K/A
period 1999-12-31
ADVANCED RADIO TELECOM CORP
filed 2000-05-19
CIK 1010286

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

  Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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



                      DOCUMENTS INCORPORATED BY REFERENCE

  None.

================================================================================

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following persons are directors of the Company:

NAME                     AGE      POSITION
----                     ---      --------

Bandel Carano..........   38      Director
Andrew I. Fillat.......   51      Director
Richard T. Liebhaber...   64      Director
Robert S. McCambridge..   41      Director
James B. Murray, Jr....   52      Director
Alan Z. Senter.........   57      Director
Marc B. Weisberg.......   42      Director


     Bandel Carano has been a director of the Company since 1999.   He has been
with Oak Investment Partners, of which he is a general partner, since 1985. He also serves as a director of the Investment Advisory Board for the Stanford Engineering Venture Fund and as a director of Wireless Facilities, Inc. and Pulsepoint Communications, Inc.

     Andrew I. Fillat has been a director of the Company since 1995. He has been managing director of Advent International Corporation, a global venture capital and private equity management firm since 1995 and was vice president of Advent from 1989 to 1995.

     Richard T. Liebhaber has been a director of the Company since 2000. He has been consulting managing director at Vernois, Suhler and Associates, a New York media merchant banking firm, since 1995, and was executive vice president of MCI Communications Corp. and a member of its management committee and board of directors from 1985 to 1995. He also services as a director of KPN/Qwest, AVICI Systems, Inc., Internet Communications Corporation, Rare Medium Group, and Alcatel USA, Inc.

     Robert S. McCambridge has been director of the Company since 2000. He has been President and Chief Operating Officer of ART since 1999 and was Executive Vice President and Chief Financial Officer of ART from 1998 to 1999. Prior to joining ART, he was Executive Vice President and Chief Financial Officer of One Comm, formerly Cable Plus Holding Company, from 1996 to 1998, President of the Robert S. McCambridge Company from 1995 to 1996, and Director of Pacific Northwest Corporate Finance of Dain Bosworth, Inc. from 1994 to 1995.

     James B. Murray, Jr. has been a director of the Company since 1997. He has been managing director of Columbia Capital Corporation since March 1989. He also serves as a director of Saville Systems PLC and The Columbia Group Incorporated.

     Alan Z. Senter has been a director of the Company since 1996. He has been chairman of Senter Associates, a financial advisory firm since 1996 and from 1993 to 1994 and was executive vice president and Chief Financial Officer of
NYNEX Corporation from 1994 to 1996.   He also serves as a director of XL Ltd.

     Marc B. Weisberg has served as a director of the Company since 1999. He has been the senior vice president of corporate development at Qwest Communications International, Inc. since 1997, and prior to then was at Weisberg & Company, an investment banking and advisor service which he founded.

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

AGREEMENT WITH TRITON NETWORK SYSTEMS INC.

     In December 1999, we entered into a supply agreement with Triton Network Systems Inc. under which we are obligated to purchase and Triton is obligated to supply their products under the terms and conditions described in the agreement. Bandel Carano, one of our directors, beneficially owns more than 10% of Triton, as a general partner of Oak Investment Partners VII, Limited Partnership and a related entity. During 1999, we paid approximately $693,000 to Triton.

WIRELESS FACILITIES INC.

     Wireless Facilities Inc. provides us with network deployment services. Bandel Carano, one of our directors, beneficially owns more than 10% of Wireless Facilities, as a general partner of Oak Investment Partners VIII, Limited Partnership and a related entity. During 1999, we paid approximately $1,651,000 to Wireless Facilities.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 19th day of May 2000.

                                    Advanced Radio Telecom Corp.

                                    R. S. McCambridge

                                    By: /s/ R. S. McCambridge
                                        ------------------------
                                        President, Chief Operating Officer and
                                        Principal Financial Officer