Form 10-Q
period 2000-06-30
ADVANCED RADIO TELECOM CORP
filed 2000-08-11
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 29,487,400 shares of common stock, $.001 par value, at August 8, 2000.

                         ADVANCED RADIO TELECOM CORP.

                                     INDEX

                         PART 1. FINANCIAL INFORMATION

                                                                                       Page
                                                                                       ----
Item 1.  Financial Statements                                                             3

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                         10


                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders                             14

Item 6.  Exhibits and Reports on Form 8-K                                                14

                 Advanced Radio Telecom Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (unaudited)
                       (in thousands, except share data)

                                                                                       June 30,    December 31,
                                                                                         2000         1999
                                                                                         ----         ----
Current assets:
   Cash and cash equivalents .....................................................   $ 144,257    $ 108,161
   Short-term investments ........................................................        --         75,887
   Pledged securities ............................................................        --          9,407
   Notes receivable ..............................................................       6,560         --
   Accounts receivable ...........................................................          61          234
   Prepaid expenses and other current assets .....................................         175          227
                                                                                     ---------    ---------
      Total current assets .......................................................     151,053      193,916
Property and equipment, net ......................................................      27,274       14,747
FCC licenses, net ................................................................     177,505      180,754
Deferred financing costs, net ....................................................       8,232        8,345
Other assets .....................................................................      17,837          374
                                                                                     ---------    ---------

          Total assets ...........................................................   $ 381,901    $ 398,136
                                                                                     =========    =========



Current liabilities:
   Accounts payable ..............................................................   $   7,199    $   5,780
   Accrued compensation and benefits .............................................       4,054        3,022
   Accrued taxes other than income ...............................................       5,434        5,034
   Other accrued liabilities .....................................................       4,751        2,826
   Accrued interest payable ......................................................       7,094        7,120
   Current portion of long-term debt .............................................         212          380
                                                                                     ---------    ---------
     Total current liabilities ...................................................      28,744       24,162
Long-term debt, net of current portion ...........................................     113,030      109,047
Deferred income tax liabilities ..................................................      28,704       29,326
                                                                                     ---------    ---------
     Total liabilities ...........................................................     170,478      162,535
                                                                                     ---------    ---------

Commitments and contingencies

Convertible Preferred Stock:
   Series A 2,411,667 and 2,288,289 shares issued and outstanding ................     202,732      195,796
   Series B 725,833 and 849,211  shares issued and outstanding ...................      40,804       47,740
                                                                                     ---------    ---------
      Total convertible preferred stock ..........................................     243,536      243,536
                                                                                     ---------    ---------

Stockholders' deficit:
   Common stock and additional paid-in capital, 29,475,926
    and 27,967,975 shares issued and outstanding .................................     239,345      231,513
   Note receivable from stockholder ..............................................        --           (887)
   Accumulated other comprehensive income ........................................        --            889
   Accumulated deficit ...........................................................    (271,458)    (239,450)
                                                                                     ---------    ---------
      Total stockholders' deficit ................................................     (32,113)      (7,935)
                                                                                     ---------    ---------

          Total liabilities, convertible preferred stock and stockholders' deficit   $ 381,901    $ 398,136
                                                                                     =========    =========

  The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (unaudited)
                     (in thousands, except per share data)

                                                                       Three Months Ended          Six Months Ended
                                                                             June 30,                  June 30,
                                                                       ------------------         ------------------
                                                                       2000          1999          2000         1999
                                                                       ----          ----          ----         ----
Revenues ...........................................................   $    363    $    339        $    761    $    565
                                                                       --------    --------        --------    --------

Costs and expenses:
    Technical and network operations ...............................      5,924       4,316          10,610       7,856
    Sales and marketing ............................................      1,720       1,453           2,955       2,919
    General and administrative .....................................      4,108       3,447           8,799       6,093
    Provision for equipment impairment .............................       --          --              --         6,376
    Depreciation and amortization ..................................      3,340       3,654           6,499       6,784
                                                                       --------    --------        --------    --------
       Total operating costs and expenses ..........................     15,092      12,870          28,863      30,028
                                                                       --------    --------        --------    --------

Loss from operations ...............................................    (14,729)    (12,531)        (28,102)    (29,463)
                                                                       --------    --------        --------    --------

Interest and other:
    Interest expense ...............................................     (5,358)     (8,742)        (10,581)    (16,078)
    Other ..........................................................       --           545            --           545
    Interest income ................................................      2,557         494           6,053         926
                                                                       --------    --------        --------    --------
       Total interest and other ....................................     (2,801)     (7,703)         (4,528)    (14,607)
                                                                       --------    --------        --------    --------

Loss before income taxes ...........................................    (17,530)    (20,234)        (32,630)    (44,070)

Deferred income tax benefit ........................................        347         757             622       1,062
                                                                       --------    --------        --------    --------

Net loss ...........................................................   $(17,183)   $(19,477)       $(32,008)   $(43,008)
                                                                       ========    ========        ========    ========

Net loss ...........................................................   $(17,183)   $(19,477)       $(32,008)   $(43,008)
Deemed preferred dividend ..........................................     (2,433)       --            (6,936)       --
                                                                       --------    --------        --------    --------

Net loss applicable to common stockholders .........................   $(19,616)   $(19,477)       $(38,944)   $(43,008)
                                                                       ========    ========        ========    ========

Basic and diluted net loss per common share, including
    $0.08 and $0.24 loss per share relating to deemed preferred
    dividends in 2000 ..............................................   $  (0.67)   $  (0.72)       $  (1.35)   $  (1.59)
                                                                       ========    ========        ========    ========

Weighted average common shares .....................................     29,249      27,211          28,797      27,124
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

                 Advanced Radio Telecom Corp. and Subsidiaries
           Condensed Consolidated Statement of Stockholders' Deficit
                                  (unaudited)
                                (in thousands)

                                                                                 Note       Accumulated
                                                      Common Stock and        Receivable       Other
                                                 Additional paid in capital      from      Comprehensive   Accumulated
                                                    Shares        Amount      Stockholder      Income        Deficit       Total
                                                    ------        ------      -----------      ------        -------       -----
Balance at December 31, 1999                        27,968       $231,513       $  (887)        $ 889      $(239,450)    $ (7,935)

Repayment of note receivable                                                        887                                       887

Warrants exercised                                     344              3                                                       3

Stock options exercised                              1,159          7,900                                                   7,900

Stock issued pursuant to
   employee benefit plan                                 5             67                                                      67

Stock compensation expense                                           (138)                                                   (138)

Value ascribed to beneficial conversion feature
   of Series A Preferred Stock                                      6,936                                                   6,936

Deemed dividend of beneficial conversion
   feature of Series A Preferred Stock                             (6,936)                                                 (6,936)

Comprehensive loss:

     Net loss                                                                                                (32,008)     (32,008)

     Decrease in unrealized appreciation on
        investments available for sale                                                           (889)                       (889)
                                                                                                                         --------
     Comprehensive loss                                                                                                   (32,897)
                                                    ------       --------      --------         -----      ---------     --------

Balance at June 30, 2000                            29,476       $239,345      $      -         $   -      $(271,458)    $(32,113)
                                                    ======       ========      ========         =====      =========     ========

  The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)
                                (in thousands)

                                                                                       Six Months Ended June 30,
                                                                                       -------------------------
                                                                                        2000               1999
                                                                                        ----               ----
Cash flows from operating activities:
Net loss..........................................................................   $(32,008)          $(43,008)
    Adjustments to reconcile net loss to net cash used by operating activities:
    Non-cash provision for equipment impairment...................................          -              6,376
    Depreciation and amortization.................................................      6,499              6,784
    Non-cash interest and financing commitment expense............................      1,077              4,658
    Non-cash stock-based compensation expense.....................................       (138)               456
    Gain on sale of FCC licenses..................................................          -               (744)
    Deferred income tax benefit...................................................       (622)            (1,062)
    Changes in operating assets and liabilities:
        Accrued interest payable..................................................        (26)               863
        Accounts payable and accrued liabilities..................................      4,776              7,934
    Other.........................................................................       (533)              (153)
                                                                                     --------           --------
        Net cash used by operating activities.....................................    (20,975)           (17,896)
                                                                                     --------           --------

Cash flows from investing activities:

    Purchases of property and equipment...........................................    (13,952)            (2,971)
    Proceeds from disposition of property and equipment...........................        120                548
    Additions to FCC licenses ....................................................          -             (4,311)
    Proceeds from sale of FCC licenses............................................          -              6,872
    Deposit for FCC license auction...............................................    (15,394)                 -
    Loans to BroadStream..........................................................     (6,530)                 -
    Proceeds from sale of short-term investments..................................     74,998                  -
    Proceeds from maturities of pledged securities................................      9,450              9,450
    Proceeds from repayment of notes receivable...................................        887                  -
                                                                                     --------           --------
        Net cash provided by investing activities.................................     49,579              9,588
                                                                                     --------           --------

Cash flows from financing activities:
    Proceeds from bridge financing................................................          -             50,000
    Proceeds from working capital facility borrowings.............................          -              7,500
    Proceeds from issuance of common stock........................................      7,903                519
    Principal payments of long-term debt..........................................       (262)              (229)
    Additions to deferred financing costs.........................................       (149)            (7,546)
                                                                                     --------           --------
        Net cash provided by financing activities.................................      7,492             50,244
                                                                                     --------           --------

Net increase in cash and cash equivalents.........................................     36,096             41,936

Cash and cash equivalents, beginning of period....................................    108,161             11,864
                                                                                     --------           --------

Cash and cash equivalents, end of period..........................................   $144,257           $ 53,800
                                                                                     ========           ========

  The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 1 - The Company and Significant Accounting Policies

Advanced Radio Telecom Corp. (collectively with its subsidiaries, "ART" or the "Company") is a broadband internet protocol service provider to businesses. ART has a nationwide footprint of 39 GHz spectrum licenses in the United States, and owns 26GHz and/or 39GHz spectrum licenses in the United Kingdom and several Scandinavian countries. The Company has announced plans to build wireless high-speed, internet protocol metropolitan area networks in 40 major United States markets over the next three years. During the first half of 2000, the Company launched its high-speed broadband metropolitan data networks in Washington D.C., Houston, San Jose, Los Angeles, Seattle and Phoenix.

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

Interim financial statements - Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company's financial position and results of operation for the interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K.

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

Net Loss Per Share - Calculations of loss per share exclude the effect of convertible preferred stock, options and warrants since inclusion in such calculations would have been antidilutive. The net loss per common share for the three and six months ended June 30, 2000, gives effect to a deemed preferred stock dividend of approximately $2.4 million and $6.9 million, respectively, representing the beneficial conversion feature of Series A preferred stock.

Note 2 - Property and Equipment

Capital expenditures for property and equipment during the six months ended June 30, 2000, included approximately $3.3 million which were funded by vendor financing.

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 2 - Property and Equipment  (continued)

During the six months ended June 30, 1999, the Company recorded a provision for equipment impairment of approximately $6.4 million to write down the carrying value of certain equipment not expected to be an integral part of the Company's expanded broadband data network.

Note 3 - FCC Licenses and Recent Developments

In April 2000, the Company entered into an agreement to acquire up to all of the 39GHz licenses of BroadStream Communications Corporation and its affiliates ("BroadStream") in exchange for shares of Company common stock. The number of shares of common stock to be issued as consideration for the acquired licenses will be determined by a formula based on 1.25 times the population covered by the licenses (as defined) divided by 36. The maximum number of shares that will be issued if all licenses are acquired approximates 10.2 million shares. The Company has also entered into an agreement to make available to BroadStream bridge loans of up to $30 million, pursuant to which the Company has loaned approximately $6.5 million at June 30, 2000; amounts borrowed are to be repaid within 90 days of the transaction closing. In addition, in March 2000, the Company entered into an agreement to acquire all of the 39 GHz licenses of Bachow Communications Incorporated in exchange for approximately 2.2 million shares of the Company's common stock. Closing of both transactions, which are anticipated in the second half of 2000, are subject to various conditions, including FCC approval and, in the case of the BroadStream transaction, for certain licenses, license renewal.

The Company is a participant in an auction for 39 GHz licenses being conducted by the FCC and in connection therewith in March 2000, the Company made a $31.5 million up front payment (the amount of which was determined in accordance with auction notice and filing requirements) for additional licenses it may acquire in the auction. As a result of the recently completed auction, the Company was the high bidder for licenses having a total purchase price of approximately $77 million. In May 2000, the Company received from the FCC a return of approximately $16.1 million of its up front payment. The net deposit of $15.4 million is included in other assets in the accompanying June 30, 2000 consolidated balance sheet. The remaining $61.6 million payment is expected to be paid during the second half of 2000.

In May 1999, the Company sold 11 licenses for approximately $6.9 million, resulting in a gain included in other income of approximately $700,000.

Note 4 - Long-term Debt and Other Financings

Financing Agreement with Cisco Systems - During 2000, the Company entered into a credit agreement with Cisco Systems Capital Corporation, an affiliate of Cisco Systems, Inc. ("Cisco"), for multi-year vendor financing to be used to fund the Company's purchases of Cisco networking hardware and other costs associated with the network installation and integration of such hardware. Funding under the facility is available in tranches, approximately $14 million being immediately available, $36 million available upon build-out of certain markets and the remaining $125 million becoming available upon completion of additional market build-outs or upon closing of additional financing facilities, as defined. Terms of the credit agreement, among other things, include requirements for the Company to maintain certain levels of financial ratios, to limit distributions, dividends, redemptions or other acquisitions of the Company's capital stock, to limit the amount of additional indebtedness and provides for mandatory principal prepayments under certain circumstances. As of June 30, 2000, the Company had borrowed approximately $3.3 million relating to this credit agreement, which is included in long-term debt in the accompanying consolidated balance sheet.

Working Capital Facility - During 1999, the Company borrowed funds available on a working capital facility, which facility was repaid in September 1999 and terminated.

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 5 - Capital Stock

During the six months ended June 30, 2000, as a result of the automatic conversion of approximately 123,000 shares of Series B convertible preferred stock into Series A convertible preferred stock, the Company recognized a deemed dividend of approximately $6.9 million.

As a result of declines in the market value of the Company's common stock, general and administrative expenses for the three and six months ended June 30, 2000 include a credit to expense of $789,000 and $138,000, respectively, relating to stock-based compensation. Stock-based compensation expense was $319,000 and $456,000 for the three and six months ended June 30, 1999, respectively.

Note 6 - Commitments and Contingencies

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

Note 7 - Supplemental Cash Flow Information:

Supplemental disclosure of non-cash financing and investing activities and other cash flow information for the six months ended June 30 is summarized as follows (in thousands):

                                                          2000           1999
                                                          ----           ----
Non-cash financing and investing activities:
     Issuance of shares for FCC licenses                $     -        $   848
     Value ascribed to warrants                               -          1,242
     Additions to property and equipment                  3,261              -
Interest paid                                             9,504         10,683

                         Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Cautionary Statement

This report includes "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects, the deployment of its network and capital requirements. The Company cautions investors that any such statements are not guarantees of future performance and that known and unknown risks, uncertainties and other factors may cause actual results to differ materially from those in the forward-looking statements. Those risks include, without limitation, ability to raise additional capital, capital requirements and other financial risks, customer demand, technological risks, management of growth, competition and government regulation, as described in Exhibit 99 to the Company's Report on Form 10-K for the year ended December 31, 1999. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

Overview

In September 1999, ART refocused its strategy to providing broadband internet protocol services to businesses. Revenues for the 2000 and comparative 1999 interim periods represent sales to customers and for businesses that are not part of the current strategy. Revenues and results for those periods are not indicative of the Company's business plan being deployed in 2000.

The Company plans to deploy wireless high speed internet protocol metropolitan networks in ten U.S. markets in 2000 and in an additional thirty markets over the next three years. In March 2000, the Company launched its high-speed broadband metropolitan data network in San Jose and followed with additional network launches in Washington D.C., Houston, Los Angeles, Seattle and Phoenix at the end of June 2000. Revenues from these recently opened markets have not been material through June 30, 2000. The Company expects its operating expenses to increase as it deploys networks and expands its business.

Results of Operations

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Revenues for the six months ended June 30, 2000, increased 35% to $761,000 compared to $565,000 for the comparative prior year period as increases in internet access revenues exceeded decreases in revenues from the prior business model.

Technical and network operations expenses increased 35% to $10.6 million during the six months ended June 30, 2000 from approximately $7.9 million for the comparative prior year period. The increase resulted primarily from operation of legacy networks in four markets during the first half of 2000 as compared to three markets during the prior year period and from increases relating to the ongoing network buildout.

Sales and marketing expenses of approximately $3.0 million for the six months ended June 30, 2000 increased 1% from approximately $2.9 million for the comparative prior year period. These costs are expected to increase as the Company's market roll-out continues.

                         Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations (continued)

General and administrative expenses of approximately $8.8 million for the six months ended June 30, 2000 increased $2.7 million, or 44%, over the comparative prior year period. The increase was due to expanded operations and infrastructure build-up in anticipation of network deployment, market development and business expansion. As a result of declines in the market value of the Company's common stock, general and administrative expenses for the six months ended June 30, 2000 includes a credit to expense of $138,000 as compared to expense of $456,000 for the six months ended June 30, 1999. Exclusive of non-cash changes and credits relating to stock-based compensation, general and administrative expenses approximated $8.9 million and $5.6 million for the six months ended June 30, 2000 and 1999, respectively.

During the six months ended June 30, 1999, the Company recorded a provision for equipment impairment of approximately $6.4 million related to the write-down of certain equipment not expected to be an integral part of the Company's broadband metropolitan data network.

Depreciation and amortization expense of approximately $6.5 million during the six months ended June 30, 2000 decreased $285,000 as compared to the prior year period due to recording provisions for equipment impairment charges in 1999. As networks are deployed, depreciation expense will begin to increase as compared to prior periods.

Interest and other expenses decreased during the six months ended June 30, 2000 to $4.5 million from $14.6 million during the comparative prior year period due to a decrease in interest expense of $5.5 million and an increase in interest income of $5.1 million. The higher interest expense in the 1999 period was primarily due to amortization of the value ascribed to warrants issued in equipment financings and borrowings under these facilities, which were repaid in September 1999. The increase for interest income results from earnings on increased balances of cash and short-term investments.

Deferred income tax benefits were $622,000 and $1.1 million during the six months ended June 30, 2000 and 1999, respectively.

In February of 1999, the Company cancelled and reissued approximately 1 million stock options which under recently issued interpretations of Accounting Principles Board Opinion No. 25, would be accounted for as variable options prospectively from July 1, 2000, the effective date of the interpretation, until such options have been exercised.

 Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Revenues for the three months ended June 30, 2000, increased 7% to $363,000 compared to $339,000 for the comparative prior year period as increases in internet access revenues exceeded decreases in revenues from the prior business model.

Technical and network operations expenses increased 37% to $5.9 million during the three months ended June 30, 2000 from approximately $4.3 million for the comparative prior year period. The increase resulted primarily from operation of legacy networks in four markets during the 2000 quarter as compared to three markets during the prior year period and from increases relating to the ongoing network buildout.

Sales and marketing expenses of approximately $1.7 million for the three months ended June 30, 2000 increased 18% from approximately $1.5 million for the comparative prior year period as a result of increased marketing activities relating to market roll-outs. These costs are expected to increase as the Company's market roll-out continues.

                         Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Results of Operations (continued)

General and administrative expenses of approximately $4.1 million for the three months ended June 30, 2000 increased approximately $661,000, or 19%, over the comparative prior year period. The increase was due to expanded operations and infrastructure build-up in anticipation of network deployment, market development and business expansion. As a result of declines in the market value of the Company's common stock, general and administrative expenses for the three months ended June 30, 2000 includes a credit to expense of $789,000 as compared to expense of $319,000 for the three months ended June 30, 1999. Exclusive of non-cash changes and credits relating to stock-based compensation, general and administrative expenses approximated $4.9 million and $3.1 million for the three months ended June 30, 2000 and 1999, respectively.

Depreciation and amortization expense of approximately $3.3 million during the three months ended June 30, 2000 decreased $314,000 as compared to the prior year period due to recording provisions for equipment impairment charges in 1999.

Interest and other expenses decreased during the three months ended June 30, 2000 to $2.8 million from $7.7 million during the comparative prior year period due to a decrease in interest expense of $3.4 million and an increase in interest income of $2.1 million. The higher interest expense in the 1999 quarter was primarily due to amortization of the value ascribed to warrants issued in equipment financings and borrowings under these facilities, which were repaid in September 1999. The increase for interest income results from earnings on increased balances of cash and short-term investments.

Deferred income tax benefits were $347,000 and $757,000 during the three months ended June 30, 2000 and 1999, respectively.

Liquidity and Capital Resources

During the six months ended June 30, 2000, operating activities used cash of approximately $21.0 million as compared to $17.9 million used by operating activities during the comparative prior year period and approximately $8.2 million during the immediately preceding quarter. Cash used by operating activities resulted primarily from the Company's net loss reduced by depreciation and amortization and other non-cash charges and offset by increases in accounts payable and accrued liabilities. The level of accounts payable and accrued liabilities activity will increase or decrease cash used by operating activities and may fluctuate on a quarter to quarter basis.

Investing activities provided cash of approximately $49.6 million and $9.6 million during the six months ended June 30, 2000 and 1999, respectively. Investing activities provided cash primarily from maturities of short-term investments during the six months ended June 30, 2000 of approximately $75 million and from maturities of pledged securities of approximately $9.4 million during each of the 2000 and 1999 quarters. The February 15, 2000 Senior Notes interest payment was made utilizing the last tranche of pledged securities; accordingly future interest payments will no longer be funded by pledged securities. Investing activities used cash of $15.4 million for a deposit relating to the FCC license auction, approximately $14.0 million and $3.0 million for capital expenditures during the 2000 and 1999 six month periods, respectively, and approximately $4.3 million for acquisitions of certain FCC licenses during the 1999 period.

Financing activities provided cash of approximately $7.5 million during the six months ended June 30, 2000, primarily the result of receipt of proceeds from exercise of outstanding stock options and warrants to purchase Company common stock.

                         Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

In April 2000, the Company entered into an agreement to acquire up to all of the 39 GHz licenses of BroadStream in exchange for shares of the Company's common stock. The number of shares of common stock to be issued as consideration for the acquired licenses will be determined by a formula based on 1.25 times the population covered by the licenses (as defined) divided by 36. The maximum number of shares that will be issued if all licenses are acquired approximates
10.2 million shares. The Company has also entered into an agreement to make available to BroadStream a bridge loan of up to $30 million, pursuant to which the Company has loaned approximately $6.5 million at June 30, 2000; amounts borrowed are to be repaid within 90 days of the transaction closing. In addition, in March 2000, the Company entered into an agreement to acquire all of the 39 GHz licenses of Bachow Communications Incorporated in exchange for approximately 2.2 million shares of the Company's common stock. Closing of both transactions, which are anticipated in the second half of the year, are subject to various conditions, including FCC approval and, in the case of the BroadStream transaction, for certain of the licenses, license renewal.

Since inception, the Company has financed its operations, capital expenditures and acquisitions from issuances of debt and equity securities and vendor financing. In September 1999, the Company raised $251 million from the private placement of convertible preferred stock, and in 2000, the Company entered into a credit agreement with Cisco for up to $175 million of financing for network buildout. Funding under the facility is available in tranches, approximately $14 million being immediately available, $36 million available upon build-out of certain markets and the remaining $125 million becoming available upon completion of additional market build-outs or upon closing of additional financing facilities, as defined. The Company will require significant additional capital to fully fund its operations and its long-term broadband metropolitan network build-out and business plan. The Company currently estimates that it may require in excess of $750 million over the next several years to fund capital expenditures, working capital and operations. Additionally, the Company may require substantial additional cash relating to acquisitions of licenses, including licenses to be acquired as a result of the recently completed FCC Auction in which the Company was the high bidder for licenses having a total purchase price of approximately $77 million. Accordingly, the Company will need to raise substantial additional capital to fully implement its business plan. While the Company has raised substantial capital in the past, there can be no assurance that the Company will be able to obtain additional financing, or, if available, that it will be able to obtain such additional financing on acceptable terms. Actual capital requirements will be affected, possibly materially, by various factors including the speed of the Company's build-out, the cost and amount of equipment acquired, the number of markets served and the penetration of those markets, customer acceptance and demand and the prices charged for services, competition and technological change. The Company expects to be able to adjust its capital requirements in part in response to customer demand by changing the rate at which it adds new markets and builds out existing markets.

                         Advanced Radio Telecom Corp.

PART II -- OTHER INFORMATION

Item 4.   Submission of Matters to the Vote of Security Holders

The Company held its annual meeting of the stockholders (the "Annual Meeting") on June 14, 2000. Matters submitted to a vote of Company stockholders and voting results were as follows:

          (i) Stockholders approved the issuance of shares in payment for licenses and other assets of BroadStream Communications Corporation and affiliates. Votes cast at the Annual Meeting with respect to this matter included 21,937,597 votes in favor of the approval of the issuance of shares, 99,514 votes were against, and 50,020 votes abstained.

          (ii) Stockholders elected Marc B. Weisberg and Alan Z. Senter as directors of the Company. Votes cast at the Annual Meeting with respect to this matter included 31,664,215 votes in favor of election of Marc B. Weisberg and 455,130 votes to withhold authority for the election of Marc B. Weisburg. Votes cast at the Annual Meeting included 31,609,127 votes in favor of the election of Alan Z. Senter and 510,218 votes to withhold authority for the election of Alan Z. Senter.


Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits:


              27.  Financial Data Schedule.


          (b) Reports on Form 8-K:

The Company did not file a Form 8-K during the quarter ended June 30, 2000.

                         Advanced Radio Telecom Corp.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of August, 2000.

                                     ADVANCED RADIO TELECOM CORP.

                                     By: /s/ R. S. McCambridge
                                     --------------------------------
                                     R. S. McCambridge
                                     President and
                                     Chief Operating Officer

                                     (Duly Authorized Officer and
                                     Principal Financial and Accounting Officer)

                 Advanced Radio Telecom Corp. and Subsidiaries

                                 EXHIBIT INDEX

Exhibit
Number                           Title
------                           -----

27.            Financial Data Schedule