Form 10-Q
period 2000-09-30
ADVANCED RADIO TELECOM CORP
filed 2000-11-14
CIK 1010286

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: 39,304,740 shares of common stock, $.001 par value, at November 6, 2000.

                         ADVANCED RADIO TELECOM CORP.

                                     INDEX



                         PART I. FINANCIAL INFORMATION
                                                                        Page
                                                                        ----

Item 1.  Financial Statements                                               3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                11


                          PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   15

                 Advanced Radio Telecom Corp. and Subsidiaries
                     Condensed Consolidated Balance Sheets
                                  (unaudited)
                       (in thousands, except share data)


                                                                              September 30,      December 31,
                                                                                  2000               1999
                                                                                  ----               ----
Current assets:
   Cash and cash equivalents...............................................    $ 112,406         $   108,161
   Short-term investments..................................................            -              75,887
   Pledged securities......................................................            -               9,407
   Notes receivable........................................................       13,328                   -
   Accounts receivable ....................................................           87                 234
   Prepaid expenses and other current assets...............................          473                 227
                                                                               ---------         -----------
      Total current assets.................................................      126,294             193,916
Property and equipment, net................................................       34,490              14,747
FCC licenses, net..........................................................      368,725             180,754
Deferred financing costs, net..............................................        8,075               8,345
Other assets ..............................................................        1,850                 374
                                                                               ---------         -----------

          Total assets ....................................................    $ 539,434         $   398,136
                                                                               =========         ===========

Current liabilities:
   Accounts payable .......................................................    $   7,668         $     5,780
   Accrued compensation and benefits ......................................        3,631               3,022
   Accrued taxes other than income.........................................        5,612               5,034
   Other accrued liabilities ..............................................        4,442               2,826
   Accrued interest payable................................................        2,369               7,120
   Accrued FCC auction licenses payable....................................       61,575                   -
   Current portion of long-term debt.......................................          148                 380
                                                                               ---------         -----------
     Total current liabilities.............................................       85,445              24,162
Vendor financing facility borrowings.......................................        7,834                   -
Long-term debt, net of current portion.....................................      110,226             109,047
Deferred income tax liabilities............................................       49,233              29,326
                                                                               ---------         -----------
     Total liabilities.....................................................      252,738             162,535
                                                                               ---------         -----------

Commitments and contingencies

Convertible preferred stock:
   Series A, 3,137,500 and 2,288,289 shares issued and outstanding ........      243,536             195,796
   Series B, 0 and 849,211  shares issued and outstanding..................            -              47,740
                                                                               ---------         -----------
      Total convertible preferred stock ...................................      243,536             243,536
                                                                               ---------         -----------

Stockholders' equity (deficit):
   Common stock and additional paid-in capital, 39,212,691
   and 27,967,975 shares issued and outstanding............................      330,950             231,513
   Note receivable from stockholder........................................            -                (887)
   Accumulated other comprehensive income..................................            -                 889
   Accumulated deficit.....................................................     (287,790)           (239,450)
                                                                               ---------         -----------
      Total stockholders' equity (deficit).................................       43,160              (7,935)
                                                                               ---------         -----------

          Total liabilities, convertible preferred stock and
          stockholders' equity (deficit)...................................    $ 539,434         $   398,136
                                                                               =========         ===========

  The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
                Condensed Consolidated Statements of Operations
                                  (unaudited)
                     (in thousands, except per share data)



                                                           Three Months Ended             Nine Months Ended
                                                               September 30                  September 30
                                                        ---------------------------    --------------------------
                                                           2000            1999           2000           1999
                                                        ------------     ----------    -----------    -----------

Revenues...........................................       $    243       $     359     $    1,004     $      924
                                                          --------       ---------     ----------     ----------
Operating costs and expenses:
    Technical and network operations...............          5,059           4,222         15,669         12,078
    Sales and marketing............................          1,672           1,402          4,627          4,320
    General and administrative.....................          3,864           3,604         12,663          9,697
    Provision for equipment impairment.............              -               -              -          6,376
    Depreciation and amortization..................          3,847           3,949         10,346         10,733
                                                          --------       ---------     ----------     ----------
       Total operating costs and expenses..........         14,442          13,177         43,305         43,204
                                                          --------       ---------     ----------     ----------

Loss from operations...............................        (14,199)        (12,818)       (42,301)       (42,280)
                                                          --------       ---------     ----------     ----------

Interest and other:
    Interest expense...............................         (5,443)         (7,323)       (16,024)       (23,401)
    Other..........................................              -             147              -            697
    Interest income................................          2,437           1,508          8,490          2,428
                                                          --------       ---------     ----------     ----------
       Total interest and other....................         (3,006)         (5,668)        (7,534)       (20,276)
                                                          --------       ---------     ----------     ----------

Loss before income taxes...........................        (17,205)        (18,486)       (49,835)       (62,556)

Deferred income tax benefit........................            873             439          1,495          1,501
                                                          --------       ---------     ----------     ----------

Net loss...........................................       $(16,332)      $ (18,047)    $  (48,340)    $  (61,055)
                                                          ========       =========     ==========     ==========


Net loss...........................................       $(16,332)      $ (18,047)    $  (48,340)    $  (61,055)
Deemed preferred dividend..........................        (40,804)       (108,862)       (47,740)      (108,862)
                                                           --------      ---------     ----------     ----------

Net loss applicable to common stockholders.........       $(57,136)      $(126,909)    $  (96,080)    $ (169,917)
                                                          ========       =========     ==========     ==========

Basic and diluted net loss per common share,
 including $1.22 and $1.57 loss per share relating
 to deemed preferred dividends in 2000 and $3.99
 and $4.00 in 1999.................................       $  (1.71)      $   (4.65)    $    (3.17)    $    (6.25)
                                                          ========       =========     ==========     ==========

Weighted average common shares.....................         33,437          27,307         30,355         27,185
                                                          ========       =========     ==========     ==========

  The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
      Condensed Consolidated Statement of Stockholders' Equity (Deficit)
                                  (unaudited)
                                (in thousands)

                                                                               Note        Accumulated
                                                     Common Stock and        Receivable       Other
                                                Additional paid in capital     from       Comprehensive   Accumulated
                                                     Shares    Amount       Stockholder      Income         Deficit        Total
                                                    -------    ------       -----------      ------         -------        -----
Balances at December 31, 1999                         27,968   $231,513          $ (887)      $  889      $(239,450)      $(7,935)

Repayment of note receivable                                                        887                                       887

Stock options exercised                                1,192      8,117                                                     8,117

Warrants exercised                                       344          3                                                         3

Stock issued pursuant to
   employee benefit plan                                  11         90                                                        90

Stock compensation expense                                         (242)                                                     (242)

Common stock issued in connection with
   acquisition of FCC licenses                         9,698     91,469                                                    91,469

Value ascribed to beneficial conversion feature
   of Series A Preferred Stock                                   47,740                                                    47,740

Deemed dividend of beneficial conversion
   feature of Series A Preferred Stock                          (47,740)                                                  (47,740)

Comprehensive loss:

     Net loss                                                                                               (48,340)      (48,340)

     Decrease in unrealized appreciation on
        investments available for sale                                                          (889)                        (889)
                                                                                                                          -------
     Comprehensive loss                                                                                                   (49,229)
                                                    --------  ---------          ------       ------      -----------     -------
Balances at September 30, 2000                        39,213  $ 330,950          $    -       $    -      $  (287,790)    $43,160
                                                    ========  =========          ======       ======      ===========     =======


  The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
                Condensed Consolidated Statements of Cash Flows
                                  (unaudited)
                                (in thousands)

                                                                                      Nine Months Ended September 30,
                                                                                      -------------------------------
                                                                                             2000             1999
                                                                                             ----             ----
Cash flows from operating activities:
  Net loss......................................................................    $  (48,340)         $   (61,055)
Adjustments to reconcile net loss to net cash used by operating activities:
    Non-cash provision for equipment impairment.................................             -                6,376
    Depreciation and amortization...............................................        10,346               10,733
    Non-cash interest and financing commitment expense..........................         1,674                5,140
    Non-cash stock-based compensation expense...................................          (242)                 774
    Gain on sale of FCC licenses................................................             -                 (744)
    Deferred income tax benefit.................................................        (1,495)              (1,501)
    Changes in operating assets and liabilities:
        Accrued interest payable................................................        (4,751)              (4,804)
        Accounts payable and accrued liabilities................................         4,691                4,395
    Other.......................................................................          (548)                (357)
                                                                                    ----------          -----------
        Net cash used by operating activities...................................       (38,665)             (41,043)
                                                                                    ----------          -----------

Cash flows from investing activities:

    Purchases of property and equipment.........................................       (18,990)              (8,148)
    Proceeds from disposition of property and equipment.........................           120                1,148
    Additions to FCC licenses ..................................................        (2,817)              (4,311)
    Proceeds from sale of FCC licenses..........................................             -                6,872
    Deposit for FCC license auction.............................................       (15,394)                   -
    Loans to BroadStream........................................................       (13,006)                   -
    Proceeds from sale of short-term investments................................        74,998                    -
    Proceeds from maturities of pledged securities..............................         9,450               18,900
    Proceeds from repayment of notes receivable.................................           887                    -
                                                                                    ----------          -----------
        Net cash provided by investing activities...............................        35,248               14,461
                                                                                    ----------          -----------

Cash flows from financing activities:

    Proceeds from issuance of preferred stock, net of issue costs...............             -              243,686
    Repayment of working capital facility borrowings............................             -              (17,500)
    Repayment of purchase money facility borrowings.............................             -              (10,000)
    Proceeds from issuance of common stock......................................         8,120                  743
    Principal payments of long-term debt........................................          (309)                (407)
    Additions to deferred financing costs.......................................          (149)              (4,489)
                                                                                    ----------          -----------
        Net cash provided by financing activities...............................         7,662              212,033
                                                                                    ----------          -----------

Net increase in cash and cash equivalents.......................................         4,245              185,451

Cash and cash equivalents, beginning of period..................................       108,161               11,864
                                                                                    ----------          -----------

Cash and cash equivalents, end of period........................................    $  112,406          $   197,315
                                                                                    ==========          ===========



  The accompanying notes are an integral part of these financial statements.

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 1 - The Company and Significant Accounting Policies

Advanced Radio Telecom Corp. (collectively with its subsidiaries, "ART" or the "Company") is a provider of broadband wireless internet protocol access services to businesses. ART has a nationwide footprint of 39 GHz spectrum licenses in the United States, and owns 26GHz and/or 39GHz spectrum licenses in the United Kingdom and several Scandinavian countries. During the nine months ended September 30, 2000, the Company has deployed its high-speed broadband metropolitan area networks in nine United States markets, and plans to initiate service in additional U.S. markets.

At September 30, 2000, the Company had cash and cash equivalents of approximately $112.4 million. In October 2000, the Company made the remaining payment of $61.6 million for auction licenses as discussed in Note 3. Giving effect to the October auction license payment, cash and cash equivalents at September 30, 2000, would have been $50.8 million. The Company has incurred losses from operations since inception and expects to continue to incur losses from operations for at least the next few years.

The Company is in the process of evaluating its strategy and business plan. Changes to the business plan will affect the Company's capital requirements. The Company will need to raise substantial additional capital to fund its operations and its business plan. The Company has engaged investment bankers to assist it in obtaining financing. However, there can be no assurance that the Company will be able to obtain additional financing, or, if available, that it will be able to obtain such additional financing on acceptable terms. The Company believes that raising capital for emerging telecommunications companies has become difficult due to changes in the capital markets. The Company is focused on driving revenue through customer traffic on the Company's networks in its existing markets rather than through rapid geographic expansion. In addition, the Company has reduced expenditures to conserve cash and, if additional financing is not obtained soon, will make further reductions in expenditures. Inability to obtain financing promptly and changes in the business plan could affect the ability of the Company to comply with its covenants under the Cisco credit facility. There is no assurance that the Company could obtain amendments or waivers from Cisco.

Interim financial statements - Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operation for the interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 1999 audited consolidated financial statements and notes thereto contained in the Company's 1999 Annual Report on Form 10-K.

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

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 1 - The Company and Significant Accounting Policies (continued)

Net Loss Per Share - Calculations of loss per share exclude the effect of convertible preferred stock, options and warrants since inclusion in such calculations would have been antidilutive. The net loss per common share gives effect to deemed preferred stock dividends, representing the beneficial conversion feature of Series A preferred stock of approximately $40.8 million and $47.7 million for the three and nine months ended September 30, 2000 and of $108.9 million for the three and nine months ended September 30, 1999.

Note 2 - Property and Equipment

Capital expenditures for property and equipment during the nine months ended September 30, 2000, included approximately $7.8 million funded by vendor financing.

During the nine months ended September 30, 1999, the Company recorded a provision for equipment impairment of approximately $6.4 million to write down the carrying value of certain equipment not expected to be an integral part of the Company's expanded broadband data network.

Note 3 - FCC Licenses

In August 2000, the Company acquired the 39 GHz licenses of Bachow Communications Incorporated ("Bachow") in exchange for 2,122,268 shares of Company common stock and payment of certain seller transaction costs of approximately $2.0 million. The total acquisition cost recorded for these licenses was approximately $26.5 million, comprised of the fair value of Company common stock issued of approximately $19.5 million, direct costs of $2.1 million and related deferred tax liabilities of approximately $4.9 million. The Company also has the right to acquire additional 39GHz licenses acquired by Bachow in the recent FCC auction in exchange for Company common stock, which could result in the issuance of up to approximately 460,000 additional shares.

On August 25, 2000, the Company acquired 39 GHz licenses of BroadStream Communications Corporation and its affiliates ("BroadStream") in exchange for 7,575,898 shares of ART common stock. The Company is required to issue an additional 416,667 shares of its common stock on November 23, 2000 if the sellers are not in material breach of any of their obligations. The total acquisition cost recorded for these licenses was approximately $89.2 million, comprised of the fair value of Company common stock issued of approximately $72.0 million, direct costs of approximately $800,000 and related deferred tax liabilities of approximately $16.4 million. The remaining licenses owned by BroadStream are scheduled for license renewal in February 2001 and, if renewed by the FCC, the Company would have a right to acquire and BroadStream would have a right to require the Company to acquire such additional licenses. The number of shares of common stock which would be issued as consideration for the additional licenses would be determined by a formula based on 1.25 times the population covered by the licenses (as defined) divided by 36. The maximum number of shares to be issued if all remaining licenses are acquired approximates 2.6 million. The Company also entered into an agreement to make available to BroadStream, bridge loans of up to $30 million, pursuant to which the Company had loaned approximately $13.0 million as of September 30, 2000. No additional amounts may be borrowed by BroadStream. Amounts borrowed are collateralized by a pledge of a portion of the shares of Company common stock acquired by the sellers in the transaction, bear interest at 10% per annum, and are due November 22, 2000.

The Company was the high bidder for licenses having a total purchase price of approximately $77 million in an auction for 39 GHz licenses conducted by the FCC, and in connection therewith made an up front payment of $15.4 million. The remaining $61.6 million payment was paid in October 2000 and has been included as accrued FCC auction licenses payable in the accompanying September 30, 2000.

                 Advanced Radio Telecom Corp. and Subsidiaries
             Notes to Condensed Consolidated Financial Statements

Note 3 - FCC Licenses (continued)

In May 1999, the Company sold 11 licenses for approximately $6.9 million, resulting in a gain included in other income of approximately $700,000.

Note 4 - Long-term Debt and Other Financings

Financing Agreement with Cisco Systems - During 2000, the Company entered into a credit agreement with Cisco Systems Capital Corporation, an affiliate of Cisco Systems, Inc. ("Cisco"), for multi-year vendor financing to be used to fund the Company's purchases of Cisco networking hardware and other costs associated with the network installation and integration of such hardware. Funding under the facility is available in tranches, $14 million being immediately available, $36 million available upon build-out of certain markets and the remaining $125 million becoming available upon completion of additional market build-outs or upon closing of additional financing facilities, as defined. Terms of the credit agreement, among other things, include requirements for the Company to meet certain operational and financial targets, maintain certain levels of financial ratios, to limit distributions, dividends, redemptions or other acquisitions of the Company's capital stock, to limit the amount of additional indebtedness and provides for mandatory principal prepayments under certain circumstances.

Working Capital and Purchase Money Facility - During 1999, the Company borrowed funds available on a vendor working capital facility, which facility was repaid in September 1999 and terminated. Also in September 1999 the Company repaid borrowings under a purchase money facility with the same vendor and the facility terminated.

Note 5 - Capital Stock

Series A convertible preferred stock ("Series A") shares may convert at any time into ten shares of common stock and vote on an as-converted basis. Pursuant to terms of Series B convertible preferred stock ("Series B"), shares of Series B automatically convert into Series A shares whenever the total voting shares of the Series A investors would otherwise be less than 45% (as defined) of the Company's outstanding voting stock.

As a result of the issuance of approximately 9.7 million shares of Company common stock in August 2000, all remaining Series B shares were converted into shares of Series A. The estimated fair value of the Series B shares over the amount assigned to the Series B shares (the amount of "Beneficial Conversion Feature") approximated $50.8 million at issuance in September 1999. The Series B Beneficial Conversion Feature is recognized as a deemed dividend as Series B shares convert into Series A shares. The remaining previously unrecognized deemed dividend was recognized upon conversion of the remaining Series B shares. Accordingly, no additional deemed dividends relating to such stock will be recorded in future periods. During the three and nine months ended September 30, 2000, as a result of the automatic conversion of approximately 726,000 shares and 849,000 shares, respectively, of Series B shares into Series A shares, the Company recognized a deemed dividend of approximately $40.8 million and $47.7 million, respectively.

As a result of declines in the market value of the Company's common stock, general and administrative expenses for the three and nine months ended September 30, 2000 include a credit to expense of $104,000 and $242,000, respectively, relating to stock-based compensation for stock options accounted for utilizing the variable method of accounting, which requires remeasurement at each reporting period. Stock-based compensation expense was $318,000 and $774,000 for the three and nine months ended September 30, 1999, respectively.

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

Note 7 - Supplemental Cash Flow Information:

Supplemental disclosure of non-cash financing and investing activities and other cash flow information for the nine months ended September 30 is summarized as follows (in thousands):



                                                      2000           1999
                                                      ----           ----
Non-cash financing and investing activities:
   Issuance of shares for FCC licenses               $91,469       $   848
   Value ascribed to warrants                              -         1,242
   Additions to property and equipment                 7,834             -
   Accrued FCC auction licenses payable               64,525
Interest paid                                         19,101        20,570

                            Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations

Cautionary Statement - This report includes "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding the Company's financial and business prospects, the deployment of its network, capital requirements and financing prospects. The Company cautions investors that any such statements are not guarantees of future performance and that known and unknown risks, uncertainties and other factors may cause actual results to differ materially from those in the forward-looking statements. Those risks include, without limitation, ability to raise additional capital, capital requirements and other financial risks, customer demand, technological risks, management of growth, competition and government regulation, as described in Exhibit 99 to the Company's Report on Form 10-K for the year ended December 31, 1999, and other factors discussed in this report. The Company does not undertake to update or revise its forward-looking statements publicly even if experience or future changes make it clear that any projected results expressed or implied herein will not be realized.


Overview

In September 1999, ART refocused its strategy to providing broadband internet protocol access services to businesses. Revenues for the 2000 and comparative 1999 interim periods primarily represent sales to customers and for businesses that are not part of the current strategy. Revenues and results for those periods are not indicative of the Company's business plan now being deployed.

In March 2000, the Company deployed its high-speed broadband metropolitan area network in San Jose and followed with additional networks in Washington D.C., Houston, Los Angeles, Seattle and Phoenix near the end of June 2000, and in San Diego, Dallas/Ft. Worth and Portland during August and September 2000. Revenues from these recently opened markets have not been material through September 30, 2000.

Results of Operations

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues for the nine months ended September 30, 2000, increased 8.7% to $1.0 million compared to $924,000 for the comparative prior year period as increases in new business revenues exceeded decreases in revenues from the prior business model.

Technical and network operations expenses increased 30% to $15.7 million during the nine months ended September 30, 2000 from approximately $12.1 million for the comparative prior year period. The increase resulted primarily from operation of legacy networks in four markets during the first three quarters of 2000 as compared to three markets during the prior year period and from increases relating to the ongoing network build-out.

Sales and marketing expenses of approximately $4.6 million for the nine months ended September 30, 2000 increased 7% from approximately $4.3 million for the comparative prior year period as a result of increased marketing activities relating to the roll-out of the Company's business plan.

                            Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations


Results of Operations (continued)

General and administrative expenses of approximately $12.7 million for the nine months ended September 30, 2000 increased $3.0 million, or 31%, over the comparative prior year period. The increase was due to expanded operations and infrastructure build-up in connection with network deployment, market development and business expansion. As a result of declines in the market value of the Company's common stock, general and administrative expenses for the nine months ended September 30, 2000, includes a credit to expense of $242,000 as compared to expense of $774,000 for the nine months ended September 30, 1999, relating to stock options accounted for utilizing the variable method of accounting, which requires remeasurement at each reporting period. During the nine months ended September 30, 1999, in connection with agreements with employees, the Company recorded approximately $750,000 of severance expense, which is included in general and administrative expense. Exclusive of severance expense and non-cash charges and credits relating to stock-based compensation, general and administrative expenses approximated $12.8 million and $8.9 million for the nine months ended September 30, 2000 and 1999, respectively.

During the nine months ended September 30, 1999, the Company recorded a provision for equipment impairment of approximately $6.4 million related to the write-down of certain equipment not expected to be an integral part of the Company's broadband metropolitan data network.

Depreciation and amortization expense of approximately $10.4 million during the nine months ended September 30, 2000 decreased $387,000 as compared to the prior year period due to recording provisions for equipment impairment in 1999. As networks are deployed, depreciation expense will increase as compared to prior periods.

Net interest and other expenses decreased during the nine months ended September 30, 2000 to $7.5 million from $20.3 million during the comparative prior year period due to a decrease in interest expense of $7.4 million and an increase in interest income of $6.1 million. The higher interest expense in the 1999 period was primarily due to amortization of the value ascribed to warrants issued in equipment financings and borrowings under these facilities, which were repaid in September 1999. The increase in interest income resulted from earnings on increased balances of cash and short-term investments.

    Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues for the three months ended September 30, 2000, decreased to $243,000 compared to $359,000 for the comparative prior year period. The decrease resulted primarily because the loss of revenues from the prior business model exceeded increases in revenues from new customers.

Technical and network operations expenses increased 20% to $5.1 million during the three months ended September 30, 2000 from approximately $4.2 million for the comparative prior year period. The increase resulted primarily from the network build-out.

Sales and marketing expenses of approximately $1.7 million for the three months ended September 30, 2000 increased 19% from approximately $1.4 million for the comparative prior year period as a result of increased marketing activities relating to the roll-out of the Company's business plan.

                            Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations


Results of Operations (continued)

General and administrative expenses of approximately $3.9 million for the three months ended September 30, 2000 increased approximately $260,000, or 7%, over the comparative prior year period. The increase was due to expanded operations and infrastructure build-up in connection with network deployment, market development and business expansion. As a result of declines in the market value of the Company's common stock, general and administrative expenses for the three months ended September 30, 2000 includes a credit to expense of $104,000 as compared to expense of $318,000 for the three months ended September 30, 1999. During the three months ended September 30, 1999, the Company recorded approximately $750,000 of severance expense, which is included in general and administrative expense. Exclusive of severance expense and non-cash charges and credits relating to stock-based compensation, general and administrative expenses approximated $4.0 million and $2.5 million for the three months ended September 30, 2000 and 1999, respectively.

Net interest and other expenses decreased during the three months ended September 30, 2000 to $3.0 million from $5.7 million during the comparative prior year period due to a decrease in interest expense of $1.9 million and an increase in interest income of $929,000. The higher interest expense in the 1999 quarter was primarily due to amortization of the value ascribed to warrants issued in equipment financings and borrowings under these facilities, which were repaid in September 1999. The increase in interest income resulted from earnings on increased balances of cash and short-term investments.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, operating activities used cash of approximately $38.7 million as compared to $41.0 million used by operating activities during the comparative prior year period. Cash used by operating activities resulted primarily from the Company's net loss reduced by depreciation and amortization and other non-cash charges and offset by increases in accounts payable and accrued liabilities. The level of accounts payable and accrued liabilities activity will increase or decrease cash used by operating activities and may fluctuate on a quarter to quarter basis.

Investing activities provided cash of approximately $35.2 million and $14.5 million during the nine months ended September 30, 2000 and 1999, respectively. Investing activities provided cash primarily from maturities of short-term investments during the nine months ended September 30, 2000 of approximately $75 million and from maturities of pledged securities of approximately $9.5 million during 2000 and $18.9 million in 1999. The February 15, 2000 Senior Notes interest payment was made utilizing the last tranche of pledged securities; accordingly future interest payments will no longer be funded by pledged securities. As the Company does not expect to generate cash flow from operations for the next few years, the Company will need to raise additional funds to continue to meet interest payments in future periods. During the nine months ended September 30, 2000, investing activities used cash of approximately $15.4 million for a deposit relating to the FCC license auction and $13.0 million for loans to BroadStream made in connection with the Company's acquisition of licenses. Investing activities also used cash of $19.0 million and $8.1 million for capital expenditures, and approximately $2.8 million and $4.3 million for acquisitions of certain FCC licenses during the nine months ended September 30, 2000 and 1999, respectively.

Financing activities provided cash of approximately $7.7 million during the nine months ended September 30, 2000, primarily as a result of receipt of proceeds from exercise of outstanding stock options and warrants to purchase Company common stock.

                            Advanced Radio Telecom Corp.
                     Management's Discussion and Analysis
               Of Financial Condition and Results of Operations


Liquidity and Capital Resources (continued)

In August 2000, the Company acquired the 39 GHz licenses of Bachow Communications Incorporated ("Bachow") in exchange for 2,122,268 shares of Company common stock and payment of certain seller transaction costs of approximately $2.0 million. The total acquisition cost recorded for these licenses was approximately $26.5 million, comprised of the fair value of Company common stock issued of approximately $19.5 million, direct costs of $2.1 million and related deferred tax liabilities of approximately $4.9 million. The Company also has the right to acquire additional 39GHz licenses acquired by Bachow in the recent FCC auction in exchange for Company common stock, which could result in the issuance of up to approximately 460,000 additional shares.

On August 25, 2000, the Company acquired 39 GHz licenses of BroadStream Communications Corporation and its affiliates ("BroadStream") in exchange for 7,575,898 shares of ART common stock. The Company is required to issue an additional 416,667 shares of its common stock on November 23, 2000 if the sellers are not in material breach of any of their obligations. The total acquisition cost recorded for these licenses was approximately $89.2 million, comprised of the fair value of Company common stock issued of approximately $72.0 million, direct costs of approximately $800,000 and related deferred tax liabilities of approximately $16.4 million. The remaining licenses owned by BroadStream are scheduled for license renewal in February 2001 and, if renewed by the FCC, the Company would have a right to acquire and BroadStream would have a right to require the Company to acquire such additional licenses. The number of shares of common stock which would be issued as consideration for the additional licenses would be determined by a formula based on 1.25 times the population covered by the licenses (as defined) divided by 36. The maximum number of shares to be issued if all remaining licenses are acquired approximates 2.6 million. The Company also entered into an agreement to make available to BroadStream, bridge loans of up to $30 million, pursuant to which the Company had loaned approximately $13.0 million as of September 30, 2000. No additional amounts may be borrowed by BroadStream. Amounts borrowed are collateralized by a pledge of a portion of the shares of Company common stock acquired by the sellers in the transaction, bear interest at 10% per annum, and are due November 22, 2000.

Since inception, the Company has financed its operations, capital expenditures and acquisitions from issuances of debt and equity securities and vendor financing. In September 1999, the Company raised $251 million from the private placement of convertible preferred stock, and in 2000, the Company entered into a credit agreement with Cisco for up to $175 million of financing to be used to fund the Company's purchases of Cisco networking hardware and other costs associated with the network installation and integration of such hardware. Funding under the facility is available in tranches, approximately $14 million being immediately available, $36 million available upon build-out of certain markets and the remaining $125 million becoming available upon completion of additional market build-outs or upon closing of additional financing facilities, as defined. As of September 30, 2000, the Company had borrowed approximately $7.8 million under this facility.

At September 30, 2000, the Company had cash and cash equivalents of approximately $112.4 million. In October 2000, the Company made the remaining payment of $61.6 million for auction licenses as discussed in Note 3. Giving effect to the October auction license payment, cash and cash equivalents at September 30, 2000, would have been $50.8 million. The Company has incurred losses from operations since inception and expects to continue to incur losses from operations for at least the next few years.

The Company is in the process of evaluating its strategy and business plan. Changes to the business plan will affect the Company's capital requirements. The Company will need to raise substantial additional capital to fund its operations and its business plan. The Company has engaged investment bankers to assist it in obtaining financing. However, there can be no assurance that the Company will be able to obtain additional financing, or, if available, that it will be able to obtain such additional financing on acceptable terms. The Company believes that raising capital for emerging telecommunications companies has become difficult due to changes in the capital markets. The Company is focused on driving revenue through customer traffic on the Company's networks in its existing markets rather than through rapid geographic expansion. In addition, the Company has reduced expenditures to conserve cash and, if additional financing is not obtained soon, will make further reductions in expenditures. Inability to obtain financing promptly and changes in the business plan could affect the ability of the Company to comply with its covenants under the Cisco credit facility. There is no assurance that the Company could obtain amendments or waivers from Cisco.

PART II -- OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits:

             10.1 Amendment No. 2 to the Rights Agreement of Advanced Radio Telecom.

             10.2   Amendment to Registration Rights Agreement.

             27.    Financial Data Schedule.


        (b)  Reports on Form 8-K:

The Company did not file a Form 8-K during the quarter ended September 30, 2000.

                         Advanced Radio Telecom Corp.


SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2000.

                              ADVANCED RADIO TELECOM CORP.

                              By:  /s/ R. S. McCambridge
                              --------------------------
                              R. S. McCambridge
                              President and
                              Chief Operating Officer


                              By:  /s/ Darla V. Norris
                              --------------------------
                              Darla V. Norris
                              Senior Vice President, Finance

                              (Duly Authorized Officer and
                              Principal Financial and Accounting Officer)

                         Advanced Radio Telecom Corp.

                                 EXHIBIT INDEX


Exhibit
Number                             Title
------                             -----

10.1       Amendment No.2 to the Rights Agreement of Advanced Radio Telecom.

10.2       Amendment to Registration Rights Agreement.

27.        Financial Data Schedule.