Form 10-K
period 2001-12-31
FIRST AVENUE NETWORKS INC
filed 2002-02-28
CIK 1010286

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the transition period from        to

    For the Year Ended December 31, 2001      Commission File Number 000-21091

                               -----------------

                          FIRST AVENUE NETWORKS, INC.
               (formerly known as Advanced Radio Telecom Corp.)
            (Exact name of registrant as specified in its charter)

                      Delaware                 52-1869023
                   (State or other               (I.R.S.
                   jurisdictionof        EmployerIdentification
                  incorporation or                No.)
                    organization)

            230 Court Square, Suite 202, Charlottesville, VA 22902
                   (Address of principal executive offices )

                                (434) 220-4988
             (Registrant's telephone number, including area code)

                               -----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                         Name of Each Exchangeon
                 Title of Each Class        Which Registered
                        None                      None

          Securities registered pursuant to Section 12(g) of the Act:

                Title of Each Class:    Common Stock ($0.001 Par
                                                 Value)

                               -----------------

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [_] No [X].

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

   The aggregate market value of the registrant's voting stock held by non-affiliates was approximately $11.1 million on February 22, 2002, based solely on the registrant's estimated reorganization value (determined as described in Item 7 hereto) net of liabilities as of such date. As of February 22, 2002, non-affiliates held 6.8 million shares of common stock.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Pursuant to its plan of reorganization, the registrant has 20,000,000 shares of its common stock outstanding as of February 22, 2002. As of such date, 18,512,064 shares have been distributed pursuant to the plan of reorganization.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

   The following documents are incorporated herein by reference: Part III:

   Portions of the Registrant's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant's 2002 Annual Meeting of Stockholders.

                          Exhibit Index is on page 50

                                    PART I

ITEM 1.  BUSINESS

Overview

   We hold over 750 39 GHz licenses granted by the Federal Communications Commission ("FCC") and provide wireless, high-speed, point-to-point telecommunications services. Our licenses cover nearly 100% of the area and population of the contiguous United States. Over 170 of our licenses cover the top 50 Basic Economic Areas ("BEA") by population and result in our holding nearly 350 MHz of spectrum on average in these most populous areas. In total, our spectrum portfolio represents over 980 million channel pops, calculated as number of channels in a given area multiplied by the population covered by these channels.

   Our strategy is to utilize our FCC licenses to provide telecommunications services in a capital efficient manner. In the short-term, we will seek to identify, contact and serve existing telecommunications carriers in a manner that does not require significant sales and marketing, operating and capital expenditures. Our long-term objective is to develop our business plan in response to carrier, business and other customer demands for wireless, high-speed services.

   We are a Delaware corporation organized in 1993 under the name Advanced Radio Technologies Corporation. In October 1996, one of our subsidiaries merged with Advanced Radio Telecom Corp., a corporation organized by us in 1995 to acquire spectrum licenses and to jointly operate our businesses. Upon the merger, Advanced Radio Telecom Corp. became our subsidiary and changed its name to ART Licensing Corp., and we changed our name to Advanced Radio Telecom Corp. In February 2002, our shareholders approved an amendment to the Certificate of Incorporation to change our name to First Avenue Networks, Inc.

Pre-Reorganization Activities

   From our inception in 1993 through the first quarter of 2001, we acquired spectrum rights through FCC auctions and purchase transactions, raised capital through public and private offerings of securities, acquired equipment and roof rights, and developed operating and support systems and networks. In 1998, we began to sell a variety of Internet services to end-users in Seattle, WA, Portland, OR, and Phoenix, AZ. In late 1999, our strategy evolved to providing high-speed transmission services, including Internet access, to businesses. During 2000, we launched these services in ten markets. In the first quarter of 2001, we were unable to secure additional funding sources to continue to finance our operations and service our debt.

Reorganization

   In April 2001, we sought to reorganize our business under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware ("Court"). We terminated nearly all of our employees, terminated operation of our networks and eliminated customer support. We developed a Joint Plan of Reorganization ("Plan") that was approved by the Court on October 31, 2001. On December 20, 2001 ("Effective Date"), the Plan was effective and we emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

   Under the Plan, we issued 20 million shares of new post-Chapter 11 common stock ("New Common Stock") to our unsecured creditors and holders of our Series A Preferred Stock ("Old Preferred Stock"). Each holder of an unsecured claim received its pro rata share of 19 million shares of New Common Stock. Each holder of our Old Preferred Stock received its pro rata share of 1 million shares of New Common Stock. Holders of our pre-Chapter 11 common stock ("Old Common Stock") and holders of any other equity interest received no distribution under the Plan. All Old Common Stock, Old Preferred Stock and all other equity interests such as employee stock options and warrants were cancelled on the Effective Date.

   On or shortly after the Effective Date of the Plan, we consummated several transactions. We:

  .  filed an Amended and Restated Certificate of Incorporation;

  . cancelled Old Common Stock, Old Preferred Stock and all other existing securities and agreements to issue or purchase any equity interests;

  . issued 20 million shares of New Common Stock in satisfaction of all unsecured claims;

  . issued $11 million of five-year New Senior Secured Notes which bear paid in-kind interest at 9% and are secured by substantially all of our assets;

  . issued 4 million warrants with a five year life and a $0.01 per share exercise price to holders of New Senior Secured Notes on a pro rata basis with their investment; and,

  . paid the holder of an $11.3 million secured financing $6.0 million in cash in complete satisfaction of the debt.

   In February 2002, we had verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of New Common Stock. We estimate that we will complete the verification of the remaining holders of unsecured claims by June 30, 2002 and make another distribution of stock certificates of New Common Stock. We will not make any additional distributions to holders of Old Preferred Stock.

   We distributed 17,512,064 and 1,000,000 shares of New Common Stock to holders of unsecured claims and holders of Old Preferred Stock, respectively, in February 2002. Once we complete the verification process we will distribute 1,487,936 New Common Shares to settle the remaining unsecured claims. If the verification process results in fewer than 1,487,936 New Common Shares being allocated to settle these claims, the difference between 1,487,936 and the number of shares required to settle the claims will be allocated to the current holders of New Common Stock on a prorata basis relative to their current holdings.

   These transaction and related transactions are more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity" under Item 7 of this report.

Industry Discussion


   Telecommunication users continue to demand reliable, fast and inexpensive carriage services. However, the climate for the implementation of new wireless, high-speed, point-to-point telecommunications services of the type we provide has not been attractive. Market acceptance of these types of services has not yet been strong. Further, there has been inadequate access to capital for providers of these services. The recent bankruptcies of Teligent, Inc. and Winstar Communications, Inc. illustrate the difficulties being faced by service providers in the wireless, high-speed telecommunications industry and the telecommunications industry in general. Teligent is the largest holder of LMDS (24 GHz) licenses in the United States and Winstar is the largest holders of 39 GHz licenses in the United States. These frequencies are virtually identical in regulatory and transmission characteristics to our 39 GHz licenses.

   Notwithstanding the recent difficulties of emerging telecommunications businesses like ours, management believes that there are certain business environment conditions that broadly frame out future opportunities. According to equity reports and research analysts, the metro access last-mile segment of the transport market is expected to enjoy the highest gross margins (45% to 50%) and the highest annual growth rates (20% to 30%) through 2005, as compared with long haul and metro transport segments. As new technology, applications and services evolve in response to demands for rapid, reliable and less expensive carriage, we believe opportunities for high-speed, wireless transmission services will increase.

Our Business Strategy

   Our strategy is to utilize our FCC licenses and to provide telecommunications services in a capital efficient manner. Our long-term objective is to develop our business plan in response to carrier, business and other customer demands for wireless, high-speed telecommunications services.

   Current. In the short-term, we will seek to identify, contact and serve existing telecommunication carriers in a manner that does not require significant sales and marketing, operating and capital expenditures. We believe that the greatest near-term opportunity for our portfolio of spectrum is to provide point-to-point microwave links serving the wireless telecommunications, metropolitan fiber optic, and redundancy/disaster recovery markets. We are pursuing opportunities to (i) connect remote cellular tower sites to the telephone network, (ii) provide short-range OC-3 links to fiber optic data and telephony carriers, and (iii) provide supplemental or complementary wireless links for telecommunications traffic. To minimize capital requirements and operational risks, we may enter into joint ventures with established telecommunication industry participants. We may also alter our strategy from acting as a pure service provider to a strategy that involves closer working arrangements with telecommunications customers. Such arrangements may include capital cost sharing through equipment sharing, joint ventures and other similar arrangements.

   Future. Our long-term objective is to develop our business plan in response to carrier demands for wireless, high-speed telecommunications services. We will continue to evaluate larger scale business opportunities as they develop. We expect that our ability to pursue other opportunities will be subject to the development of applicable technology and our ability to secure the necessary financing. In addition to high-speed transmission services, we may provide related communications services. We are unable to predict what business opportunities will be available to us or which we may seek to pursue.

Advantages of our 39 GHz Transmission Services

   Advantages of our fixed wireless transmission services include:

   High-Capacity. Current technology allows transmission with high-capacity local access with quality and reliability superior to copper and comparable to fiber. For example, current radio technology is capable of two-way data transfer at rates up to 622 megabits per second (Mbps) (OC-12).

   Lower Cost. We believe that wireless networks cost less than comparable fiber networks. Our fixed wireless links do not require the same magnitude of installation and maintenance costs as required by fiber networks. Furthermore, we expect this cost differential to increase over time because the cost of deploying fiber involves substantial labor and right-of-way costs that we believe will increase in the future. The cost of our links involves substantial electronic equipment which costs we expect will continue to decline.

   Rapid deployment. Because wireless links using our own spectrum licenses do not require rights of way, substantial construction infrastructure, or additional FCC licensing, they can be established quickly between two points as long as line of sight and the appropriate level of reliability are assured.

Current Business

   We currently have 23 customers, for whom we engineered telecommunication links, purchased and installed radios and tested the links for proper operation and reliability. Our customers incorporate our fixed transmission links into their telecommunication networks and utilize our wireless links to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services. The data transmission capacity of these links ranges from T-1 (1.5 Mbps, or 24 simultaneous phone calls) to OC-3 (155 Mbps). We own all of the equipment serving our customers and contract for whatever property rights (such as roof rights) are required to provide our service.

Our 39 GHz Wireless Broadband Licenses

   The FCC has allocated the use of the 37.0-40.0 GHz airwave band consisting of fourteen 100 MHz channels by issuing licenses for the provision of wireless telecommunications services within a specified geographic territory. The licenses issued in the 37.0-40.0 GHz band are generally referred to as 39 GHz licenses.

   Our spectrum licenses were acquired through application with the FCC and purchase contracts with other spectrum holders. Additionally, in 2000, we were the winning bidder for 253 licenses covering substantially all of the contiguous United States in an auction conducted by the FCC. In total, we hold over 750 licenses that represent over 980 million channel pops. Our licenses were granted for initial ten-year terms with expirations ranging from 2006 through 2011. We have an anticipation of renewal upon a showing of "substantial service" as determined by the FCC. Over 170 of our licenses cover the top 50 BEAs and result in our holding nearly 350 MHz of spectrum on average in these most populous areas. The following chart presents our BEA license holdings and total channel pops in each of our top 50 BEAs.

                                                         Total
                                               BEA      Channel
              BEA                          Licenses(1)    Pops
              ---                          ----------- ----------
                                                       (millions)
              New York, NY................      4         97.0
              Los Angeles, CA.............      4         71.3
              San Francisco, CA...........      4         40.3
              Detroit, MI.................      5         33.3
              Philadelphia, PA............      4         31.6
              Washington, DC/Baltimore, MD      3         31.2
              Chicago, IL.................      3         29.6
              Boston, MA..................      3         28.4
              Dallas, TX..................      3         26.5
              Houston, TX.................      3         22.1
              Atlanta, GA.................      3         20.8
              Cleveland, OH...............      4         18.8
              Miami, FL...................      3         18.0
              Seattle, WA.................      3         15.8
              Pittsburgh, PA..............      5         14.3
              Puerto Rico.................      1         14.3
              Minneapolis, MN.............      2         13.9
              Orlando, FL.................      4         13.7
              Denver, CO..................      3         13.3
              Indianapolis, IN............      4         12.7
              Portland, OR................      4         12.2
              San Diego, CA...............      2         11.5
              Salt Lake City, UT..........      3         10.6
              Nashville, TN...............      4         10.2
              San Antonio, TX.............      4         10.2
              Phoenix, AZ.................      2         10.1
              Kansas City, MO.............      4          9.8
              Raleigh, NC.................      6          9.8
              New Orleans, LA.............      5          8.6
              St. Louis, MO...............      3          8.1
              Columbus, OH................      4          8.1
              Syracuse, NY................      4          7.7
              Jacksonville, FL............      4          7.5
              Oklahoma City, OK...........      5          7.4
              Greenville, SC..............      3          7.4
              Cincinnati, OH..............      3          7.3
              Tampa, FL...................      2          7.1
              Milwaukee, WI...............      3          7.1
              Sacramento, CA..............      2          6.8
              Charlotte, NC...............      4          6.7
              Austin, TX..................      5          6.7
              Rochester, NY...............      5          6.4

                                                             Total
                                                   BEA      Channel
          BEA                                  Licenses(1)    Pops
          ---                                  ----------- ----------
                                                           (millions)
          Albany, NY..........................       5         6.4
          Birmingham, AL......................       3         6.3
          Las Vegas, NV.......................       2         6.2
          Greensboro, NC......................       3         5.7
          Louisville, KY......................       2         5.6
          Tulsa, OK...........................       1         5.5
          Buffalo, NY.........................       3         5.5
          Des Moines, IA......................       3         5.4
           Total top 50 markets...............     171       800.8
           Grand total BEA and legacy licenses     753       985.8

--------
(1) BEA licenses represent only those licenses granted by the FCC that encompass Basic Economic Areas. First Avenue Networks holds additional licenses that represent areas that overlap BEAs and have different regulatory characteristics. These licenses are referred to as "legacy" licenses.

Our Foreign Licenses

   We have certain foreign subsidiaries that have been granted broadband wireless authorizations covering Finland, Norway and the United Kingdom. To date, we have generated no revenues from foreign operations and our operating costs have not been material. We are evaluating strategic alternatives for these assets, including disposal.

Our Competition

   We face significant competition from entities that currently deliver or could in the future deliver telecommunications services over copper wire, fiber and wireless networks. As we pursue our current strategy of seeking economically viable opportunities to provide services without significant capital outlay, we expect to face competition from other high capacity point-to-point telecommunications, broadband, fiber and wireless companies. As our business develops in the longer term, we may face competition from such providers, as well as from satellite communications companies, internet service providers, cable television operators and others seeking to profit from the demand for wireless, high-speed services. In addition, we may encounter new competition due to the consolidation of telecommunications companies and the formation of strategic alliances and cooperative relationships in the telecommunications and related industries, as well as the development of new technologies.

   We expect to compete primarily on the basis of responsiveness to customer needs, time required to deploy, quality of service, price, transmission speed and reliability. We cannot give any assurance that we will be able to compete effectively in any of our markets with any of our existing or potential competitors. Many of our competitors have long-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we do. Additionally, market perceptions as to reliability and security for the relatively earlier-stage wireless networks as compared to copper or fiber networks provide us with additional marketing challenges. We may not be able to exploit new or emerging technologies or adapt to changes in customer requirements more quickly than these competitors, or devote greater resources to the marketing and sale of our services.

   Following are types of providers with which we now compete or with which we may compete in the future:

   Fiber Networks. We face competition from expanding fiber-optic networks owned by various telecommunications carriers, electric utilities and other companies. Many of these companies have greater name recognition and greater financial, technical and marketing resources than we do. Fiber-optic service generally offers transmission speeds which are superior to ours. In addition, fiber technology may enjoy a greater degree of market acceptance than our wireless broadband technology.

   Copper Networks of the Local Exchange Carriers. We face significant competition from the traditional local telephone companies that typically deliver telecommunication services over copper networks. These companies have long-standing relationships with their customers and substantial name recognition.

   Coaxial Cable Networks. We are likely to face competition from cable television operators, which provide high-speed data transmission capability over installed coaxial cable television networks. We believe that in order to provide broadband capacity to a significant number of businesses, cable operators will be required to spend significant time and capital in order to upgrade their existing networks to a more advanced network architecture and to extend these. However, we can give no assurance that competition from cable television operators will not be significant.

   Other Fixed Wireless Networks. We also face competition from other service providers that utilize fixed wireless technology including Teligent, Inc., Winstar Communications, Inc. and XO Communications, Inc. In many cases, these service providers hold FCC licenses to operate in the same markets we do. Winstar and Teligent have positioned themselves as fixed wireless telecommunications service providers, and therefore will compete with us in offering broadband telecommunication services to off-fiber businesses and buildings. XO also has the ability to provide wireless broadband services. These companies potentially have access to greater financial resources than we do.

   Various other entities also have 39 GHz and other wireless broadband licenses. Due to the relative ease and speed of deployment of fixed wireless technology, we could face price competition and competition for customers from other wireless service providers.

   Multichannel Multipoint Distribution service providers, also known as MMDS or wireless cable, operating in the 2.4 GHz spectrum band, also provide metropolitan wireless high-speed transmission services. Worldcom and Sprint are the principal holders of such licenses and use them primarily for wireless broadband telecommunications services in residential areas. We can give no assurances that these companies will not also market high-speed telecommunications services elsewhere.

   In January 1997, the FCC allocated 300 MHz of spectrum in the 5 GHz band for unlicensed devices to provide short-range, high-speed wireless digital communications. These frequencies must be shared with incumbent users without causing interference. The allocation was designed to facilitate the creation of new wireless local area networks, and thus may compete with our strategy of providing wireless telecommunication services. It is too early for us to predict, however, how and to what extent this particular frequency may be used in competition with our services.

   Mobile Wireless Networks. Cellular, personal communications services and other mobile service providers may also offer high-speed telecommunications services over their licensed frequencies. The FCC has allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices, which may provide competition to us.

Government Regulation

   Our wireless broadband services are subject to regulation by federal, state and local governmental agencies. At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless services) and has exclusive jurisdiction over all interstate telecommunications services, that is, those that originate in one state and terminate in another state. State regulatory commissions have jurisdiction over intrastate communications, that is, those that originate and terminate in the same state. Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements and requiring installation permits. The regulations of these agencies are continually evolving through rulemakings and other administrative and judicial proceedings, and there is no guarantee that in the future regulatory changes will not have an adverse effect on our business.

  Federal Regulation

   FCC Licensing. As an FCC licensee and regulatee, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing the services we can provide and the prices we charge, and rules related to construction and operation of our services. Under certain circumstances, including certain violations of FCC rules, our licenses may be revoked, canceled or conditioned, or we may be fined. Among other things, the Communications Act of 1934, as amended, and the FCC Rules and Regulations impose requirements on radio licensees and carriers, that include regulations on the ownership, operation, acquisition and sale of the broadband operating radio systems that are needed to provide the services we offer. The operational rules generally provide significant flexibility to licensees operating in the 37.0-40.0 GHz band. For example, licensees are permitted to offer point-to-multipoint and point-to-point services, and will be permitted to provide mobile services upon adoption of inter-licensee coordination policies.

   Our 39 GHz licenses, like other FCC licenses, are generally granted for an initial ten-year term, subject to renewal. In order to obtain renewal of a 39 GHz license, the licensee must demonstrate that it has provided "substantial service" during its license term. What level of service is considered "substantial" will vary depending upon the type of offering by the licensee, and the FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license cancelled.

   Licenses in this band are subject to an arrangement between the FCC and the Department of Industry of Canada regarding sharing between broadband wireless systems along the U.S.-Canada border. Additionally, this band is subject to satellite power flux density limits that are subject to change. We cannot assure you that the ultimate resolution of these issues will not adversely affect the Company's operations.

   Competition. Over the last several years, the FCC has issued a series of decisions and Congress has enacted legislation making the interstate access services market more competitive by requiring reasonable and fair interconnection by local exchange carriers. The Telecommunications Act of 1996 substantially departed from prior legislation in the telecommunications industry by establishing local exchange competition as a national policy through the removal of state regulatory barriers to competition and the preemption of laws restricting competition in the local exchange market. The provisions of the Telecommunications Act are designed to ensure that regional Bell Operating Companies take affirmative steps to level the playing field for their competitors so that emerging telecommunications service providers can compete effectively. The FCC, with advice from the United States Department of Justice, and the states are given jurisdiction to enforce these requirements. We can give no assurance, however, that the states and the FCC will implement the Telecommunications Act in a manner favorable to us.

  State Regulation

   Many of our services, either now or in the future, may be classified as intrastate and therefore may be subject to state regulation. Under current state regulations services that can be provided are:

  .  Local access services;

  .  Dedicated access services;

  .  Private network services, for businesses and other entities; and,

  .  Long distance toll services.

Employees

   As of February 22, 2002, we had six employees, none of which is represented by a collective bargaining agreement. We plan to reduce our number of employees to three by April 30, 2002.

Risk Factors

   The following risk factors should be reviewed and considered. Any of the following risks could materially adversely affect our business, financial conditions or results of operation. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

   Our FCC licenses may be canceled or revoked for violations of the FCC's rules, which could limit our operations and growth.

   Our FCC radio licenses comprise 86% of the book value of our assets. As an FCC licensee and regulatee, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing the services we can provide and the prices we charge, and rules related to construction and operation of our services. Under certain circumstances, our licenses may be revoked, canceled, or conditioned. For example, the licenses may be revoked for violations of the FCC's rules or we may be fined. The loss of some of our licenses could limit the expansion of our business. Even the initiation of a proceeding that may result in the loss of our licenses could adversely affect our business.

   Our FCC licenses may not be renewed upon expiration.

   Our 39 GHz licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2011. For renewal, we must demonstrate that we have provided "substantial service" during the license term. The level of service that will be considered "substantial" may vary depending upon our type of product offering. The FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the market area. We may not be able to meet the substantial service requirement before the expiration date of our licenses or the FCC may modify its definition of substantial service. In the future, we may offer products for which the FCC establishes more stringent substantial service requirements. We may be unable to meet the FCC's renewal requirements and could lose our licenses. The loss of some of our licenses could limit the expansion of our business.

   An investment in us or sale of our assets may trigger a repayment of FCC small business bidding credit.

   The Company acquired 39 GHz licenses for BEAs in a FCC auction in 2000. For this auction, the FCC found that the Company qualified under its regulations as a "very small business" and consequently awarded the Company a 35 percent bidding credit, reducing the Company's gross winning bids by approximately $41.5 million. Under the FCC's rules, if control of the licenses acquired in this auction is transferred or assigned to an entity that does not meet the financial requirements for "very small businesses", the amount of the bidding credit may be required to be repaid to the FCC. If a change in control of the licenses occurs before October 31, 2002, the entire bidding credit of $41.5 million must be repaid. For each year thereafter the bidding credit required to be repaid decreases by 25%. After October 31, 2005, no repayment of the bidding credit would be required if control of the licenses were transferred. To qualify as a "very small business", an entity, its controlling investors, the entity's affiliates, and the affiliates of the entity's controlling investors must collectively have average gross revenues for the prior three years of $15 million or less. The Company may find it more difficult to obtain investors or purchasers since potential investors in the Company or potential purchasers of its assets may trigger a significant repayment obligation to the FCC.

   We are subject to comprehensive and continually evolving regulation that could increase our costs and adversely affect our ability to successfully implement our business plan.

   We and some of our communications services and installations are regulated by the FCC, the states, local zoning authorities, and other governmental entities. These regulators regularly conduct rulemaking proceedings and issue interpretations of existing rules. For example, the FCC has a number of proceedings still pending to implement the Telecommunications Act of 1996, which Act sought to increase competition in local telephone services. These regulatory proceedings could impose additional obligations on us, give rights to competitors, increase our costs, and otherwise adversely affect our ability to implement our business plan.

   The value of our licenses could decline.

   Our wireless licenses are integral assets of our business. The value of any or all of our licenses could decrease as a result of:

  .  increases in supply of spectrum that provides similar functionality;

  .  a decrease in the demand for services offered with these licenses;

  .  values placed on similar licenses in future FCC auctions;

  .  regulatory limitations on transfers of these licenses;

  . recent bankruptcies of Teligent, Inc. and Winstar Communications, Inc. and subsequent sale of their assets and operations; and,

  .  bankruptcy or liquidation of any other comparable companies.

   We expect to incur negative cash flows and operating losses during the next few years.

   We have generated only nominal revenues from operations to date. We have generated operating and net losses since our inception and we expect to generate operating and net losses and negative cash flows for at least the next few years. We may not develop a successful business or achieve or sustain profitability in the future. Our ability to achieve profitability will depend, in part, on our ability to:

  .  raise adequate additional capital when required;

  .  attract and retain an adequate customer base;

  .  deploy and commercialize our services;

  .  attract and retain experienced and talented personnel as needed; and,

  .  establish strategic business relationships.

   We may not be able to do any of these successfully, and our failure to do so is likely to harm our operating results.

   We may be unsuccessful in executing our short-term strategy of serving existing telecommunications carriers in a manner that does not require significant sales and marketing costs, other operating costs or capital expenditures.

   In the short-term we will be operating with limited resources. By the end of April 2002, we expect to have only three employees. Our ability to find and respond to opportunities to deliver our services in a cost-effective manner is limited by the number of personnel we employ and our lack of capital and other operational resources. Even if we are able to find customers to whom we can provide services, we may have to hire additional personnel without whom we may only be able to provide limited support for those services, which could result in customer dissatisfaction. Additionally, our competitors may be better able to seek out opportunities to provide services and may be better able to respond to such opportunities than we are.

   In the long-term, we may be unable to successfully discover and respond to business opportunities to utilize our 39 GHz licenses.

   Our long-term strategy requires that we both identify uses for our 39 GHz licenses and be able to effectively implement a business plan with respect to such uses. Opportunities for us to provide services may not arise due to one or more of the following factors:

  .  the availability, performance and price of viable alternatives;

  .  our inability to create awareness and acceptance of our services; and,

  . our limited resources available to pursue possible opportunities for the provision of services.

   We also will have limited resources available to develop our long-term business plan. If a longer-term opportunity does arise, we may not have the capacity to respond in a timely manner. Additionally, we have many competitors who may be better prepared to respond quickly to increasing demand for the services we provide. If we are unprepared to implement a solution when the opportunity arises, we may never achieve profitability.

   We may be unable to successfully execute on any longer-term business opportunities that we determine to pursue.

   We currently have few employees and maintain limited capital infrastructure. We have minimum internal systems and do not operate a service and support organization. If we identify a longer-term business opportunity for our services, we will need to build our infrastructure and operational capabilities. Our ability to do so could be affected by one of more of the following factors, depending on our business plan:

  . our ability to raise substantial additional capital to fund our operations on acceptable terms, or at all;

  . the ability of our equipment, equipment suppliers and service providers to perform as we expect;

  . our ability to execute our strategy, which could be affected by our limited experience in providing high-speed transmission services;

  .  our ability to effectively manage our third party relationships;

  .  our ability to secure suitable locations for our radios and antennas;

  . our ability to manage the expansion of our operations, which could result in increased costs, high employee turnover or damage to customer relationships;

  . our ability to attract and retain qualified personnel, which may be affected by the significant competition in our industry for persons experienced in information technology and engineering;

  . equipment failure or interruption of service, which could adversely affect our reputation and our relations with our customers; and,

  . our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

   Our failure to adequately address the above factors would have a significant impact on our ability to implement any business plan. The recoverability of our investment in FCC licenses is dependent on our successful execution of our business plan.

   We have limited financial resources and may be unable to secure additional capital to operate our business.

   We had a cash balance of $5.9 million at December 31, 2001. While we expect this cash balance to support our operations through 2003, unforeseen expenses and business opportunities could cause us to spend money more rapidly than expected. Even if our estimates are correct, we will need additional capital to operate our business after that time. We may not be able to secure the necessary financing to continue with our short-term strategy after that time at all, or on acceptable terms. Any longer-term business opportunities we may undertake will also likely require us to obtain additional capital. We may be unable to secure additional financing on acceptable terms, or at all, to pursue such opportunities. If we are unable to secure capital when needed, we may be unable to maintain our licenses or continue any level of operations.

   In light of our brief operating history, change of strategy, and adoption of "fresh start" accounting, investors may have difficulty evaluating us.

   We have a limited operating history under our current business strategy. As a result of the effectiveness of the Reorganization Plan, we have adopted "fresh start" reporting as of December 31, 2001. As of December 31, 2001, our assets are recorded at their estimated fair value, our liabilities are recorded at the present value of amounts to be paid and our accumulated deficit has been eliminated. As of the Effective Date, we have a completely new management team. As a result, limited historical operating and financial information about our current strategy is available and our financial results will not be comparable to prior periods.

   If our services do not achieve market acceptance we may lose or not obtain revenue and our ability to achieve profitability would suffer.

   Because the provision of wireless high-speed transmission services represents an emerging sector of the telecommunications industry, the demand for our services is uncertain. A substantial market for our services may not develop. The demand for our services may be adversely affected by:

  . historical perceptions of the unreliability of previous wireless technologies;

  . our bankruptcy and the bankruptcies of Teligent, Winstar and other emerging telecommunications companies;

  . concerns about the security of transmissions over wireless networks or links;

  .  the lack of market history of operational fixed wireless services; and,

  . possible desire of customers to acquire telecommunications services from a single provider.

   The telecommunications market is highly competitive and we may be unable to compete effectively, especially against competitors with greater financial and other resources, which may affect our ability to attract customers and grow and maintain our sales.

   We operate in a highly competitive environment and may not be able to successfully compete. In the short-term, we expect to face competition from other high capacity, point-to-point telecommunications, broadband, fiber and other wireless companies. As we seek more long-term opportunities to provide our services, we may face competition from such providers, as well as from satellite communications companies, internet service providers, cable television operators and others seeking to profit from the demand for wireless, high-speed services. We also expect to compete with new providers and technologies not yet introduced. To date, we do not have a significant market share in any of the markets in which we are operating. Given the intense competition, we may be unable to compete effectively with these and other technologies and service providers in the short- term, and consequently we may be unable to attract customers and grow and maintain our sales, or we may experience difficulty in responding to any longer-term opportunities that might develop.

   Many of our competitors are larger, have greater financial and other resources and have more experience than we have. As a result, these competitors may be able, among other things, to develop better and exploit new technologies, adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their services or more rapidly deploy telecommunication services than we can.

ITEM 2.  PROPERTIES

   The following is a summary of our principal facilities leases.

     SQUARE FOOTAGE      LOCATION       EXPIRATION DATE     FACILITIES
     ----------------------------------------------------------------------
         1,200      Charlottesville, VA      2003        Corporate office
     ----------------------------------------------------------------------
         17,000          Kent, WA            2002       Distribution center
     ----------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

   As more fully described in ITEM 1--"BUSINESS" and ITEM 7--"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", the Company sought protection under Chapter 11 of the Bankruptcy Code on April 20, 2001. The Company developed a Plan that was approved by the Court on October 31, 2001. On December 20, 2001, the Plan was effective and the Company emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

   On October 31, 2001, the Company filed suit against Commco Partners, LLC ("Commco") and Scott Reardon (together, the "Defendants") in the United States Bankruptcy Court for the District of Delaware alleging breach of contract under their guarantees of a Bridge Loan Agreement pursuant to which the Company advanced over $13.0 million to BroadStream Communications Corporation, which was later assumed by Commco Technology, LLC, a wholly owned subsidiary of Commco ("Commco Technology"). The Company can not predict the outcome of this proceeding, including whether the Company will obtain any monetary recovery. On February 19, 2002, the Defendants served on the Company their Answer, Affirmative Defenses and Counterclaim (the "Counterclaim") to the Company's breach of contract claim. In the Counterclaim, the Defendants have asserted breach of contract under an Asset Purchase Agreement between the Company, the Defendants, Commco Technology, BroadStream Communications Corporation and BroadStream Corporation entered into April 14, 2000 (the "Asset Purchase Agreement"), breach of implied duty of good faith and fair dealing, breach of the Company's indemnification obligation under the Asset Purchase Agreement, and the realization of substantial damages due to the failure of the Company to register common stock held by the Defendants. Pursuant to a Settlement Agreement entered into between the Company and the Defendants in connection with the Company's bankruptcy proceedings which was approved by the United States Bankruptcy Court for the District of Delaware on December 18, 2001, any recovery by the Defendants on the counterclaim is restricted to reducing or eliminating any claim, demand or cause of action of the Company against the Defendants, and is limited in amount to the total of any recovery by the Company on its claims, demands or causes of actions against the Defendants. The pursuit of this litigation may result in a diversion of management and other resources. The Company does not expect the Counterclaim to have a material adverse effect on their business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Plan and related disclosure statement were transmitted to all impaired creditors of the Company along with ballots for the purpose of soliciting acceptance of the Plan. At a hearing to consider confirmation of the Plan held on October 31, 2001, the Court found that the Plan was accepted by holders of approximately 96% in dollar amount, and approximately 93% in number of holders, of general unsecured claims held by creditors that timely voted to accept or reject the Plan. Further, the Plan was accepted by 100% in dollar amount, and 100% in number of holders, of the secured vendor financing claim that timely voted to accept or reject the Plan. Lastly, the Plan was accepted by the holders of 100% in number of shares held by Old Preferred Stock holders that timely voted to accept or reject the Plan. The ballots contained no provision for abstentions. As a result, ballots that were not returned and invalid ballots had no effect on the outcome of the vote. A summary of the valid ballots cast is as follows:

                                                Ballots Accepting Plan Ballots Rejecting Plan
                                                ---------------------- ----------------------
       Holders of general unsecured claims.....          213                     15
       Secured vendor financing claims.........            1                      0
       Old Preferred stockholders..............     489,575 shares            0 shares

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

   Our executive officers are as follows:

      Name             Age Position
      ----             --- --------
      Dean M. Johnson  43  Chief Executive Officer, President and Director
      Sandra T. Watson 45  Vice President, Chief Financial Officer,
                           Treasurer and Assistant Secretary
      Thomas M. Walker 37  Vice President, General Counsel and Secretary
      Evans Mullan     42  Vice President, Business Development

   Dean M. Johnson has served as our Chief Executive Officer, President and Director since December 2001. From February 2001 through December 2001, Mr. Johnson was President of Cardinal Point Associates, a strategic and financial consultant to broadband wireless companies. From November 1999 to February 2001, he was founder and President of MuseumCompany.com, Inc., a specialty retailer of museum-related merchandise. Mr. Johnson served as Executive Vice President and Chief Financial Officer of Value America, Inc., a discount retailer, from November 1997 through November 1999. He served as a director of Value America from November 1997 through April 1999. From April 1996 to November 1997, Mr. Johnson served as Vice President of Business Development of Pacific Monolithics, a developer of semiconductors used for broadband wireless applications. From April 1991 until August 1995, he was General Manager of CFW Cable, Inc., a broadband wireless company that he co-founded. From September 1986 to April 1991, he was Vice President--Corporate Finance for Lehman Brothers, an investment bank.

   Sandra T. Watson has served as our Vice President, Chief Financial Officer, Treasurer and Assistant Secretary since December 2001. From February 2001 through December 2001, Ms. Watson was a consultant with Cardinal Point Associates, a strategic and financial consultant to broadband wireless companies. From January 2000 to February 2001 she served as Chief Financial Officer of MuseumCompany.com, Inc., a specialty retailer of museum-related merchandise. Ms. Watson served as Senior Vice President--Finance of Value America, Inc., a discount retailer, from March 1998 through November 1999 and was Controller from November 1997 until February 1999. From August 1993 to August 1997, Ms. Watson was Financial and Regulatory Manager for CFW Cable, Inc. a broadband wireless provider, and the Chief Financial Officer of Charlottesville Quality Cable, a company acquired by the parent-corporation of CFW Cable, Inc. From July 1979 to August 1993, she was at Coopers & Lybrand, most recently as Audit Manager.

   Thomas M. Walker joined us in April, 1996 and has served as Vice President, General Counsel and Secretary since January 1, 1997. Mr. Walker managed the domestic and international legal affairs of the Company and provided guidance through the Company's IPO, follow-on debt offering and other financings and business transactions. Prior to joining the company, Mr. Walker advised telecommunications and other business clients while practicing law with Buchalter, Nemer, Fields & Younger. Prior to his employment at Buchalter,
Mr. Walker practiced law with Pillsbury Winthrop (formerly Pillsbury Madison & Sutro). Mr. Walker's employment will terminate no later than April 30, 2002.

   Evans Mullan has served as our Vice President, Business Development since December 2001. From March, 2000 to September, 2001, he served as a Vice President in Operations at Winstar, a broadband wireless provider, with executive responsibility for several different areas: Network Management Center, Operations Support staff, and Customer Provisioning. From January 1999 to March 2000 he was Senior Director of Revenue Assurance for Winstar and served as Director of Program Management for Winstar from May, 1997 to January, 1999. Mr. Mullan led the start up effort of the Consulting Services Division of Net2000 from September, 1995 to April, 1997. He also has fifteen years of sales and sales management experience with Bell Atlantic and Hill Associates (Burlington, VT), and has sold complex telecom solutions to Federal and top commercial accounts and technical consulting services to national telecom carriers.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The following table sets forth for periods indicated high and low sales price information of the Old Common Stock as reported on the Nasdaq National Market. Until April 27, 2001, the Old Common Stock was traded in the over-the-counter market and reported on the Nasdaq National Market under the symbol "ARTT." Such transactions reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

                               Old Common Stock

                                                    PRICE RANGE
                                                   -------------
                                                    High   Low
                                                   ------ ------
               Fiscal year ended December 31, 2001
                  First Quarter................... $ 2.53 $ 0.28
                  Second Quarter.................. $ 0.07 $0.002
                  Third Quarter...................    N/A    N/A
                  Fourth Quarter..................    N/A    N/A
               Fiscal year ended December 31, 2000
                  First Quarter................... $47.56 $19.00
                  Second Quarter.................. $28.12 $ 8.75
                  Third Quarter................... $15.50 $ 7.62
                  Fourth Quarter.................. $ 7.75 $ 0.81

   Old Common Stock was cancelled on the Effective Date in accordance with the Court-approved Plan.

   We anticipate the New Common Stock to trade on the Over-the-Counter Bulletin Board sometime after February 22, 2002 under the symbol "FRNS." As of February 22, 2002, there was no market for our New Common Stock and there were approximately 770 holders of record of our New Common Stock.

   We have not paid any cash dividends on Old Common Stock in the past and do not anticipate paying any cash dividends on New Common Stock in the foreseeable future. We intend to retain earnings, if any, to finance the expansion of our business and fund ongoing operations for the foreseeable future. In addition, terms of our Senior Secured Notes restrict our ability to pay dividends on New Common Stock and, as of December 31, 2001, prohibit dividends or other distributions.

Unregistered Securities Sold in 2001

   Effective December 20, 2001, pursuant to the Plan, the Company issued 19 million shares of its New Common Stock to holders of general unsecured creditor claims in satisfaction of such claims. Also on December 20, 2001, the Company issued 1 million shares of its New Common Stock to holders of Old Preferred Stock pursuant to the Plan under which the Old Preferred Stock was cancelled. These issuances were deemed to be exempt from registration in reliance upon exemptions from registration under the Securities Act of 1933, as amended, provided by Section 1145 of the Bankruptcy Code.

   On December 20, 2001, the Company issued $11.0 million of its New Senior Secured Notes and 4 million five-year New Class A Warrants to holders of general unsecured creditor claims and preferred stockholder claims for $11.0 million. These issuances were deemed to be exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

   Selected financial data presented below has been derived from and should be read in conjunction with our audited consolidated financial statements and management's discussion and analysis of financial condition and results of operations (in thousands except per share data). As more fully described in
Item 7--"Management's Discussion and Analysis of Financial Condition and
Results of Operations," we have adopted "fresh start" reporting as a result of the Plan. Fresh start reporting creates a new reporting entity whose assets are recorded at their estimated fair value and liabilities are recorded at the present value of the amounts to be paid. Except where noted in the Balance
Sheet Data, all data shown are for the predecessor entity and reflects no operations of First Avenue Networks. As a result, period to period comparison may not be meaningful and are not indicative of future results of the successor.

                                                             Predecessor
                                         ---------------------------------------------------
                                                       Year ended December 31,
                                         ---------------------------------------------------
                                           2001         2000      1999      1998      1997
                                         ---------    --------  --------  --------  --------
(in thousands except per share data)
Statement of Operations Data:
Revenues................................ $     629    $  1,241  $  1,341  $    841  $  1,106
Loss from operations (1)................   (79,847)    (65,912)  (74,820)  (36,136)  (46,267)
Loss before extraordinary item (2)......  (385,968)    (76,772)  (96,698)  (46,983)  (61,729)
Net loss (3)............................  (257,077)    (76,772)  (96,698)  (46,983)  (61,729)
Basic and diluted net loss per share (4)     (6.52)      (3.82)    (7.65)    (1.89)    (3.23)

                                         Successor                  Predecessor
                                         ---------    --------------------------------------
                                                          As of December 31,
                                         ---------------------------------------------------
                                           2001         2000      1999      1998      1997
                                         ---------    --------  --------  --------  --------
(in thousands)
Balance Sheet Data:
Cash and cash equivalents...............   $ 5,850    $ 32,314  $108,161  $ 11,864  $  7,135
Working capital (deficit)...............     4,595      (3,642)  169,754    (2,930)   25,609
FCC licenses, net.......................    46,388     366,652   180,754   186,514   131,210
Total assets............................    53,694     455,834   398,136   265,721   232,560
Long-term debt..........................     6,883(5)  110,669   109,427   118,371   108,299
Convertible preferred stock.............        --     243,536   243,536        --        --
Total stockholders' equity (deficit)....    40,812      14,871    (7,935)   82,355    76,257

--------
(1) Includes expenses of $42.6 million and $20.0 million recorded for equipment impairment in 2001 and 1999, respectively, and expenses of $3.9 million and $9.3 million recorded for the impairment of a note receivable in 2001 and 2000, respectively.
(2) Includes $346.7 million in 2001 of reorganization expenses recorded as a result of the emergence from bankruptcy.
(3) Includes $128.9 million income in 2001 from extraordinary gain on early extinguishments of debt as a result of the emergence from bankruptcy.
(4) Includes $3.27 income per share relating to an extraordinary gain on early extinguishment of debt in 2001 and $1.46 and $4.10 loss per share relating to deemed preferred dividends in 2000 and 1999, respectively.
(5) Total principal of $11.0 million for New Senior Secured Notes was allocated as $6.9 million to long-term debt and $4.1 million to warrants which is included in stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Cautionary Statement--This report includes "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. The Company cautions investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors at the end of the business section of this Annual Report on Form 10-K.

  Overview

   The Company holds over 750 licenses granted by the Federal Communications Commission ("FCC") and provides wireless, high-speed, point-to-point telecommunications services to 23 customers. The Company engineered these telecommunication links, purchased and installed radios and tested the links for proper operation and reliability. Its customers incorporate these fixed wireless transmission links into their telecommunication networks and utilize wireless links to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services.

   The Company's recoverability of its investment in FCC licenses is dependent on its successful execution of its business plan.

   The Company's strategy is to utilize its FCC licenses to provide telecommunications services in a capital efficient manner. In the short-term, the Company will seek to identify, contact and serve existing telecommunications carriers in a manner that does not require significant sales and marketing, operating and capital expenditures. Our long-term objective is to develop our business plan in response to carrier, business and other end-user customer demands for wireless, high-speed services.

   From 1996 to 2000, the Company utilized several strategies to provide broadband Internet services. It invested heavily in the testing and deployment of fixed wireless links and networks.

   From its inception in 1993 through the first quarter of 2001, the Company acquired airwave capacity, or spectrum rights, through FCC auctions and purchase transactions, raised capital through public and private offerings of securities, acquired equipment and roof rights, and developed operating and support systems and networks. In 1998, it began to sell a variety of Internet services to end-users in Seattle, WA, Portland, OR, and Phoenix, AZ. In late 1999, the Company's strategy evolved to providing high-speed transmission services, including Internet access to businesses. During 2000, it launched these services in ten markets. In the first quarter of 2001, the Company was unable to secure additional funding sources to continue to finance operations and service debt.

  Reorganization

   The Company sought reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware ("Court") on April 20, 2001 (the "Petition Date"). It terminated nearly all of its employees, terminated operation of its networks and eliminated customer support. A Joint Plan of Reorganization ("Plan") was developed and was approved by the Court on October 31, 2001. On December 20, 2001 ("Effective Date"), the Plan was effective and the Company emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

   Under the Plan, the Company issued 20 million shares of new-post Chapter 11 common stock ("New Common Stock") to unsecured creditors and holders of Series A Preferred Stock ("Old Preferred Stock"). Each holder of an unsecured claim received its pro rata share of 19 million shares of New Common Stock. Each holder of Old Preferred Stock received its pro rata share of 1 million shares of New Common Stock. Holders of pre- chapter 11 common stock ("Old Common Stock") and holders of any other equity interest received no distributions under the Plan. All Old Common Stock, Old Preferred Stock and all other equity interests such as employee stock options and warrants were cancelled on the Effective Date.

   Prior to the Company's reorganization, it incurred significant operating costs and interest expense. While pursuing its short-term strategy, the Company expects significantly less costs in these areas. The Company also expects its general and administrative and sales and marketing costs to be less than those incurred by the predecessor.

  Fresh Start Reporting

   For reporting purposes, the Company has reflected its emergence from bankruptcy as of December 31, 2001. Effective December 31, 2001, the Company adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Pursuant to fresh start reporting, a new reporting entity is created. The new reporting entity's assets are recorded at their estimated fair value based on the confirmed Plan, and liabilities are recorded at the present value of the amounts to be paid. Results of operations for years ended December 31, 2001 and 2000 are that of the predecessor entity. All other information prior to December 31, 2001 is that of the predecessor entity. As a result of the adoption of fresh start accounting and elimination of substantial debt in the reorganization, results of operations for future periods will not be comparable to prior periods. The Company's reorganization value was estimated to be approximately $53.7 million based upon a valuation of the Company's license portfolio and expected future cash flows that considered an evaluation of the present state of the economy and telecommunication industry.

   In 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling of interest method of accounting. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill and indefinite lived intangible asset amortization to cease and for the assets to be periodically reviewed for impairment. The provisions of SFAS No. 141 were applied in the Company's allocation of the reorganization value. The FCC licenses held by the Company are treated as indefinite lived assets and no amortization will be recorded in future periods.

  Results of Operations

  Year ended December 31, 2001 compared to year ended December 31, 2000

   Revenues for the year ended December 31, 2001, decreased to $0.6 million from $1.2 million in 2000. In 2000, revenues were primarily derived from Fast Ethernet metropolitan networks and OC-3 services. The Company also offered dedicated business links, providing services emphasizing unique links rather than links combined to form a network. At December 31, 2000, the Company provided service to 45 customers. The Company continued to market its services and increased the number of customers to more than 120 at the Petition Date, resulting in $248,000 revenue in the first quarter of 2001. After the Petition Date, the Company discontinued services, dismantled its Fast Ethernet networks and substantially reduced the number of dedicated business links it offered. At December 31, 2001, the Company provided dedicated wireless links to 23 customers. The decrease in revenue in 2001 is due to the elimination of services and the decrease in customers.

   Technical and network operations costs and expenses are comprised primarily of compensation, facilities and backhaul rent and maintenance. Technical and network operations costs and expenses decreased 58% to $8.9 million for the year ended December 31, 2001, compared to $21.5 million in 2000. This decrease resulted primarily from the elimination of substantially all technical and network operations personnel as a result of seeking protection under Chapter 11 of the Bankruptcy Code and restructuring the Company. During 2000, the Company entered into lease, maintenance and network circuit agreements as it deployed its high-speed broadband metropolitan area networks in ten major U.S. markets. Substantially all of these agreements were terminated in the bankruptcy proceedings resulting in a further reduction in expenses after the Petition Date. Percentage of revenue comparisons are not meaningful.

   Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting and advertising fees and expenses. These costs decreased 77% to $1.4 million for the year ended December 31, 2001, compared to $6.0 million in 2000. This decrease resulted primarily from the elimination of all marketing personnel and an elimination of all marketing efforts as a result of seeking bankruptcy protection and restructuring the Company. Percentage of revenue comparisons are not meaningful.

   General and administrative expenses decreased 49% to $12.1 million for the year ended December 31, 2001 from $23.8 million for the year ended December 31, 2000. This decrease resulted primarily from the elimination of substantially all management, accounting, legal and other administrative personnel as a result of seeking bankruptcy protection and restructuring the Company. Included in general and administrative expenses for 2001 and 2000 is $3.9 million and $9.3 million, respectively, of expense for the impairment of a note receivable from Commco LLC. In 2000, the Company acquired FCC licenses from Commco LLC and loaned Commco LLC $13.0 million which was due in November 2000. Commco LLC declared bankruptcy in the fourth quarter of 2000. The Company wrote the receivable down to the fair value of the underlying collateral during the year ended December 31, 2000, and wrote off the remainder of the receivable balance in the first quarter of 2001. Percentage of revenue comparisons are not meaningful.

   As a result of seeking protection under Chapter 11 and developing the plan of reorganization, the Company approved a plan to sell or abandon substantially all of the network and other equipment. The Company recorded an impairment charge of $42.6 million in 2001 to write the carrying amount of these assets down to fair value less estimated costs to sell.

   Depreciation and amortization expense of $15.5 million for the year ended December 31, 2001 decreased 2% from $15.8 million for 2000. This slight decrease was due to increased amortization in 2001 resulting from investments in FCC licenses in 2000 that was offset by a significant decrease in depreciation in the last two quarters of 2001 as a result of ceasing depreciation on a majority of the property and equipment when the Company dismantled its networks and decided to dispose of the equipment.

   Interest and other expenses decreased to $7.9 million for the year ended December 31, 2001 from $13.1 million in 2000. This decrease is comprised of a 61% or $13.5 million decrease in interest expense and 96% or $8.7 million decrease in interest income. The decrease in interest expense was a result of the Company ceasing to record interest expense and amortization of deferred financing costs on its vendor financing facility borrowings and long term debt in 2001. The decrease in interest income was a result of a reduction in the average balance of cash and short-term investments of $110.7 million for 2000 to $3.0 million for 2001. The decrease in the average cash balance resulted from (i) the payment of $80 million primarily in the fourth quarter of 2000 for the purchase of FCC licenses; (ii) cash used for operating activities of $28.9 million and $47.8 million in 2001 and 2000, respectively; and (iii) capital expenditures of $4.2 million and $28.2 million for 2001 and 2000, respectively, without any significant cash inflow from financings.

   Reorganization items represent costs resulting from seeking protection and emerging from bankruptcy. The Company wrote off $30.0 million of financing costs, including original issue discount, incurred in obtaining the vendor financing facility borrowings and long-term debt that had been deferred. The Company conducted a valuation of its FCC licenses and reduced their carrying value by $310.8 million to a fair value of $46.4 million. Professional fees and other reorganization costs includes $2.5 million in professional fees incurred as a result of the bankruptcy proceedings, $1.0 million in severance and $2.4 million of other direct costs.

   Deferred income tax benefit increase of 2105% to $48.5 million from $2.2 million is the result of a reduction of the deferred tax liability due primarily to the revaluation of the FCC licenses.

   The Company has recognized an extraordinary gain on the early extinguishment of debt of $128.9 million. This represents the difference between the value of the claims extinguished on the Effective Date and the value of cash and New Common Stock distributed under the Plan to satisfy these claims.

  Year ended December 31, 2000 compared to year ended December 31, 1999

   Revenues for the year ended December 31, 2000, decreased to $1.2 million from $1.3 million for 1999. Prior to 2000, the Company's revenues related to networks based on Asynchronous Transfer Mode or, ATM, technology, which the Company offered in 1998 and 1999, and its prior dedicated links business, that provide services emphasizing unique links rather than links combined to form a network. New business revenues in 2000 relate to services utilizing the Company's Fast Ethernet metropolitan networks and OC-3 services. The increase in new business revenues in 2000 was more than offset by decreases in prior business model revenues primarily resulting from the government mandated divestiture of the Company's ATM network customers in the former US West territory in connection with the US West/Qwest merger, all of such business having been divested by the end of 2000. Revenues from the dedicated links business also declined during 2000 as compared to 1999 due to a decrease in the number of customers as the Company is not seeking to expand this prior technology-based business.

   Technical and network operations costs and expenses increased 22% to $21.5 million for the year ended December 31, 2000, compared to $17.7 million for 1999. Excluding severance expenses recorded in 1999, technical and network operations costs increased 24% over 1999 costs. The increase resulted primarily from the ongoing network market build-out in 2000, during which the Company deployed its high-speed broadband metropolitan area networks in ten major U.S. markets and began incurring additional network, technical and support related costs, including rents, compensation and maintenance. Percentage of revenue comparisons are not meaningful.

   Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting and advertising fees and expenses, and decreased 2% to $6.0 million for the year ended December 31, 2000, compared to $6.2 million for 1999. Excluding severance expenses recorded in 1999, sales and marketing costs increased 5% during 2000 over 1999 costs as a result of increased marketing activities relating to new markets entered during the year. Percentage of revenue comparisons are not meaningful.

   General and administrative expenses increased to $23.8 million for the year ended December 31, 2000, compared to $17.9 million for 1999. Included in general and administrative expenses for 2000 is $9.3 million of expense for the impairment of a note receivable from Commco LLC. Included in general and administrative expenses for 1999, is approximately $3.6 million of severance expense. Excluding the loan impairment in 2000 and severance in 1999, general and administrative expenses increased 3% during 2000 as compared to the prior year as a result of expanded operations and infrastructure build-up in connection with network deployment, market development and business expansion. Percentage of revenue comparisons are not meaningful.

   Depreciation and amortization expense of $15.8 million for the year ended December 31, 2000 increased 10% over $14.4 million for 1999 as a result of increased investments in FCC licenses and property and equipment.

   Net interest and other expenses decreased to $13.1 million of net expense for the year ended December 31, 2000 from $24.1 million of net expense for 1999, primarily due to a decrease in interest expense to $22.1 million in 2000 as compared to $28.8 million in 1999. The higher interest expense in 1999 was primarily due to amortization of the value ascribed to warrants issued in equipment financings and borrowings under these facilities, which were repaid in September 1999. Interest income increased to $9.1 million for the year ended December 31, 2000 from $4.1 million for 1999 as a result of having increased balances of cash and short-term investments from the issuance of $251.0 million of preferred stock in September 1999.

  Liquidity and Capital Resources

   On April 20, 2001, the Company filed a voluntary petition with the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filing, the Company was prohibited from paying, and creditors were prohibited from attempting to collect, claims or debts arising prior to the Petition Date. On October 31, 2001, the Bankruptcy Court approved the Plan. On December 20, 2001, after the Company met all of the Conditions Precedent to the Effective Date (as defined), the Plan was effective and the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code. On the Effective Date of the Plan, the Company:

  .  Filed an Amended and Restated Certificate of Incorporation;

  . Cancelled Old Common Stock, Old Preferred Stock and agreements to issue or purchase any additional equity interests;

  . Issued 19 million shares of New Common Stock to settle all unsecured creditor claims;

  .  Issued 1 million shares of New Common Stock to holders of Old Preferred
     Stock;

  . Issued $11.0 million of five-year New Senior Secured Notes which bear paid in-kind interest at 9% and are secured by substantially all of the Company's assets;

  . Issued 4 million fully-vested, five-year New Class A Warrants with an exercise price of $0.01 to holders of the New Senior Secured Notes; and,

  . Paid the holder of the $11.3 million secured vendor financing claim $6.0 million in cash in full satisfaction of the debt.

   In February 2002, the Company verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of New Common Stock. The Company estimates that it will complete the verification of the remaining holders of unsecured claims by June 30, 2002 and make another distribution of stock certificates of New Common Stock. The Company will not make any additional distributions to holders of Old Preferred Stock.

   We distributed 17,512,064 and 1,000,000 shares of New Common Stock to holders of unsecured claims and holders of Old Preferred Stock, respectively, in February 2002. Once we complete the verification process we will distribute 1,487,936 New Common Shares to settle the remaining unsecured claims. If the verification process results in fewer than 1,487,936 New Common Shares being allocated to settle these claims, the difference between 1,487,936 and the number of shares required to settle the claims will be allocated to the current holders of New Common Stock on a prorata basis relative to their current holdings.

   During the year ended December 31, 2001, operating activities used cash of approximately $28.9 million as compared to $47.8 million during 2000. Cash used by operating activities resulted primarily from the Company's net loss reduced by (i) non-cash provisions for the revaluation of assets and liabilities to fair value and asset impairment; (ii) write-off of original issue discount and deferred financing costs; and, (iii) depreciation and amortization offset by an extraordinary gain on the early extinguishment of debt. The non-cash provision for revaluation of assets and liabilities to fair value, the write-off of original issue discount and deferred financing costs and the extraordinary gain on the early extinguishment of debt were recorded as a result of the Company emergence from protection under Chapter 11 of the Bankruptcy Code.

   Investing activities used cash of $2.6 million primarily to acquire property and equipment during the year ended December 31, 2001 as compared to $37.1 million during 2000. In 2000, the Company made investments of $80.0 million in FCC licenses and $28.2 million in property and equipment as well as a $13.0 million loan to an entity from which it acquired licenses. These cash uses were offset by $75.0 million in proceeds from sales of short-term investments in 2000. The decrease in the cash used in investing activities results from the Company not making similar investments in 2001 due to the bankruptcy filing and substantial curtailment of its operations.

   Financing activities of the predecessor company used cash of $6.0 million during the year ended December 31, 2001, primarily to extinguish vendor financing facility borrowings. Cash provided by financing activities was $9.0 million for the year ended December 31, 2000. Issuance of New Senior Secured Notes by the successor provided cash of approximately $11.0 million during 2001.

   The New Senior Secured Notes are due on December 20, 2006 and are collateralized by all assets of the Company. They bear interest at the rate of 9% per annum that is payable quarterly through the issuance of additional New Senior Notes. Only if an event of default has occurred and is continuing is interest payable in cash. The New Senior Note and Class A Warrant Purchase Agreement contains covenants which limit the Company's ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets and enter into certain transactions with related parties.

   As a result of the Effectiveness of the Plan and the sale of the New Senior Secured Notes and Warrants, the Company had cash and cash equivalents of $5.9 million at December 31, 2001. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses in the foreseeable future. It has altered its business plan to minimize expenditures and the amount of future capital required. The Company has dismantled its networks, eliminated customer support and reduced its work force during 2001. At December 31, 2001, it had only six employees and non-cancelable financial commitments of less than $100,000 due in 2002. The Company believes that the cash balance at December 31, 2001 is sufficient to cover its operations and capital requirements through and including 2003.

Critical Accounting Matters

   At December 31, 2001, the Company has $46.4 million of FCC licenses, $468,000 of property and equipment and $743,000 of assets held for sale. In connection with fresh-start accounting, the Company has recorded these assets at their fair values on the effective date. These fair values were determined based upon management's estimates, third party comparable sales, discounted cash flow projections and negotiations. The Company is subject to all of the risks inherent in an early-stage business in the telecommunication industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company's results of operations, financial condition and cash flows. The recoverability of these assets is highly dependent on the ability of management to execute on its business plan.

Inflation

   Management of the Company believes that its business has not been affected by inflation to a significantly different extent than has the general economy.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's existing long-term debt has a fixed interest rate; however, future borrowings may bear interest at variable rates and accordingly, the Company's exposure to market risk for changes in interest rates may change in the future.

   At December 31, 2001, the Company had cash and cash equivalents of $5.9 million that were held in bank accounts and in certificates of deposits with an average interest rate of 2.2% and original maturity of less than three months. The Company's investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations. Our policy prohibits investing in instruments with maturities that exceed 35 days. The Company's investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

   The Company's $11.0 million of long-term debt bears fixed-rate interest at 9% and is due in full in 2006.

                       Report of Independent Accountants
                               (Post-Emergence)

To the Board of Directors and Stockholders of First Avenue Networks, Inc.:

   In our opinion, the accompanying consolidated balance sheet presents fairly, in all material respects, the financial position of First Avenue Networks, Inc. and its subsidiaries (the "Company") at December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of the Company's management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

   As discussed in Note 3 to the consolidated financial statements, on October 31, 2001, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (the "Plan"). After satisfaction of certain conditions, the Plan became effective on December 20, 2001 and the Company emerged from Chapter 11, and subsequently changed its corporate name to First Avenue Networks, Inc. As discussed in Note 4, the Company adopted fresh start reporting as of December 31, 2001 in connection with its emergence from Chapter 11.



/s/   PricewaterhouseCoopers LLP
McLean, VA
January 28, 2002, except for the fourth paragraph of Note 13, as to which the date is February 19, 2002

                       Report of Independent Accountants
                                (Pre-Emergence)

To the Board of Directors and Stockholders of Advanced Radio Telecom, Corp. (now known as First Avenue Networks, Inc.):

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Advanced Radio Telecom, Corp. and its subsidiaries (the "Company") at December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 3 to the consolidated financial statements, on October 31, 2001, the United States Bankruptcy Court for the District of Delaware confirmed the Company's Plan of Reorganization (the "Plan"). After satisfaction of certain conditions, the Plan became effective on December 20, 2001 and the Company emerged from Chapter 11 and subsequently changed its corporate name to First Avenue Networks, Inc. As discussed in Note 4, the Company adopted fresh start reporting as of December 31, 2001 in connection with its emergence from Chapter 11.



/s/   PricewaterhouseCoopers LLP
McLean, VA
January 28, 2002, except for the fourth paragraph of Note 13, as to which the date is February 19, 2002

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                       (in thousands, except share data)

                                                                                     Successor (Note 1)     Predecessor (Note 1)
                                                                                     December 31, 2001       December 31, 2000
                                                                                     ------------------ -   --------------------
Current assets:
    Cash and cash equivalents.......................................................      $ 5,850                $  32,314
    Short-term investments..........................................................           --                    1,293
    Accounts receivable, net........................................................           45                      216
    Prepaid expenses and other current assets.......................................          179                      765
    Assets held for sale............................................................          743                       --
                                                                                          -------       -        ---------
       Total current assets.........................................................        6,817                   34,588
Property and equipment, net of accumulated depreciation (Note 6)....................          468                   42,282
FCC licenses, net of accumulated amortization (Note 5)..............................       46,388                  366,652
Deferred financing costs, net of accumulated amortization...........................           --                    7,918
Other assets........................................................................           21                    4,394
                                                                                          -------       -        ---------
       Total assets.................................................................      $53,694                $ 455,834
                                                                                          =======       =        =========
Current liabilities:
    Accounts payable................................................................      $   457                $   4,753
    Accrued compensation and benefits...............................................          238                    2,876
    Accounts payable to related parties (Note 12)...................................           --                    4,394
    Accrued taxes other than income.................................................          350                    3,827
    Accrued interest payable........................................................           --                    7,342
    Other accrued liabilities.......................................................        1,177                    4,470
    Vendor financing facility borrowings (Note 9)...................................           --                   10,568
                                                                                          -------       -        ---------
       Total current liabilities....................................................        2,222                   38,230
New senior secured notes, net of unamortized discount (Note 9)......................        6,883                       --
Old senior notes, net of unamortized discount (Note 9)..............................           --                  110,669
Other non-current liabilities (Note 7)..............................................        3,777                       --
Deferred income tax liabilities (Note 8)............................................           --                   48,528
                                                                                          -------       -        ---------
       Total liabilities............................................................       12,882                  197,427
                                                                                          -------       -        ---------
Commitments and contingencies (Note 13).............................................
Predecessor convertible redeemable preferred stock, $0.001 par value;
 no shares authorized, issued or outstanding at December 31, 2001,
 3,250,000 shares authorized, 3,137,500 shares issued and outstanding at
 December 31, 2000..................................................................           --                  243,536
                                                                                          -------       -        ---------
Stockholders' equity:
    Successor common stock, $0.001 par value; 50,000,000 shares authorized,
     20,000,000 shares issued and outstanding at December 31, 2001..................           20                       --
    Successor additional paid-in capital............................................       40,792                       --
    Predecessor common stock, $0.001 par value, no shares issued or outstanding at December 31, 2001, 100,000,000 shares authorized,
     39,341,181 shares issued and outstanding at December 31, 2000..................           --                       39
    Predecessor additional paid-in capital..........................................           --                  331,054
    Accumulated deficit (Note 4)....................................................           --                 (316,222)
                                                                                          -------       -        ---------
       Total stockholders' equity...................................................       40,812                   14,871
                                                                                          -------       -        ---------
       Total liabilities, convertible preferred stock and stockholders' equity......      $53,694                $ 455,834
                                                                                          =======       =        =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                     (in thousands, except per share data)

                                                                                   Predecessor (Note 1)
                                                                             -------------------------------
                                                                                 Years ended December 31,
                                                                             -------------------------------
                                                                               2001       2000       1999
                                                                             ---------  ---------  ---------
Revenues.................................................................... $     629  $   1,241  $   1,341
                                                                             ---------  ---------  ---------
Costs and expenses:
    Technical and network operations........................................     8,942     21,521     17,703
    Sales and marketing.....................................................     1,382      6,006      6,154
    General and administrative (Note 5).....................................    12,121     23,803     17,853
    Provision for equipment impairment (Note 6).............................    42,565         --     20,043
    Depreciation and amortization...........................................    15,466     15,823     14,408
                                                                             ---------  ---------  ---------
       Total costs and expenses.............................................    80,476     67,153     76,161
                                                                             ---------  ---------  ---------
Loss from operations........................................................   (79,847)   (65,912)   (74,820)
                                                                             ---------  ---------  ---------
Interest and other:
    Interest expense........................................................    (8,587)   (22,117)   (28,806)
    Interest income.........................................................       345      9,057      4,057
    Other...................................................................       311         --        696
                                                                             ---------  ---------  ---------
       Total interest and other.............................................    (7,931)   (13,060)   (24,053)
                                                                             ---------  ---------  ---------
Loss before reorganization items, income taxes and extraordinary item.......   (87,778)   (78,972)   (98,873)
                                                                             ---------  ---------  ---------
Reorganization items (Notes 3 and 4):
    Write-off of original issue discount and deferred financing costs.......   (30,025)        --         --
    Revaluation of assets and liabilites to estimated fair value............  (310,835)        --         --
    Professional fees and other reorganization costs........................    (5,858)        --         --
                                                                             ---------  ---------  ---------
       Total reorganization items...........................................  (346,718)        --         --
                                                                             ---------  ---------  ---------
Loss before income taxes and extraordinary item.............................  (434,496)   (78,972)   (98,873)
Deferred income tax benefit.................................................    48,528      2,200      2,175
                                                                             ---------  ---------  ---------
Loss before extraordinary item..............................................  (385,968)   (76,772)   (96,698)
Extraordinary item--gain on early extinguishment of debt (Notes 3 and 4)....   128,891         --         --
                                                                             ---------  ---------  ---------
Net loss.................................................................... $(257,077) $ (76,772) $ (96,698)
                                                                             =========  =========  =========
Net loss.................................................................... $(257,077) $ (76,772) $ (96,698)
Deemed preferred dividend...................................................        --    (47,740)  (111,880)
                                                                             ---------  ---------  ---------
Net loss applicable to common stockholders.................................. $(257,077) $(124,512) $(208,578)
                                                                             =========  =========  =========
Basic and diluted net loss per common share, including $1.46 and
 $4.10 loss per share relating to deemed preferred dividend in 2000 and 1999
       Loss before extraordinary item....................................... $   (9.79) $   (3.82) $   (7.65)
       Extraordinary item...................................................      3.27         --         --
                                                                             ---------  ---------  ---------
       Net loss............................................................. $   (6.52) $   (3.82) $   (7.65)
                                                                             =========  =========  =========
Weighted average common shares..............................................    39,429     32,604     27,272
                                                                             =========  =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (Deficit)
                                (in thousands)

                                                                                   Note      Accumulated
                                                 Common stock                   Receivable      Other
                                                --------------    Additional       from     Comprehensive Accumulated
                                                Shares   Amount Paid-In Capital Stockholder    Income       Deficit     Total
                                                -------  ------ --------------- ----------- ------------- ----------- ---------
                                    Predecessor (prior to emergence from Bankruptcy--Note 1)
Balances at January 1, 1999....................  26,707   $ 27     $ 225,967       $(887)       $  --      $(142,752) $  82,355
Comprehensive loss.............................
 Net loss......................................      --     --            --          --           --        (96,698)   (96,698)
 Increase in unrealized appreciation on
  investments available for sale...............      --     --            --          --          889             --        889
                                                -------   ----     ---------       -----        -----      ---------  ---------
 Total comprehensive loss......................      --     --            --          --          889        (96,698)   (95,809)
Common stock issued in connection with
 acquisition of FCC licenses...................     154     --           848          --           --             --        848
Value ascribed to warrants issued in connection
 with working capital facility.................      --     --         1,242          --           --             --      1,242
Warrants exercised.............................     610      1             3          --           --             --          4
Stock options exercised........................     255     --         1,724          --           --             --      1,724
Stock compensation expense.....................      --     --         1,195          --           --             --      1,195
Common stock issuable under employment
 agreements....................................     242     --           506          --           --             --        506
Value ascribed to beneficial conversion feature
 of Predecessor convertible preferred stock....      --     --       111,880          --           --             --    111,880
Deemed dividend of beneficial conversion
 feature of Predecessor convertible preferred
 stock.........................................      --     --      (111,880)         --           --             --   (111,880)
                                                -------   ----     ---------       -----        -----      ---------  ---------
Balances at December 31, 1999..................  27,968     28       231,485        (887)         889       (239,450)    (7,935)
Comprehensive loss.............................
 Net loss......................................      --     --            --          --           --        (76,772)   (76,772)
 Decrease in unrealized appreciation on
  investments available for sale...............      --     --            --          --         (889)            --       (889)
                                                -------   ----     ---------       -----        -----      ---------  ---------
 Total comprehensive loss......................      --     --            --          --         (889)       (76,772)   (77,661)
Repayment of note receivable...................      --     --            --         887           --             --        887
Stock options exercised........................   1,194      1         8,116          --           --             --      8,117
Warrants exercised.............................     439     --             4          --           --             --          4
Stock issued pursuant to
 employee benefit plan.........................      33     --           229          --           --             --        229
Stock compensation expense.....................       9     --          (239)         --           --             --       (239)
Common stock issued in connection with
 acquisition of FCC licenses...................   9,698     10        91,459          --           --             --     91,469
Value ascribed to beneficial conversion feature
 of Predecessor convertible preferred stock....      --     --        47,740          --           --             --     47,740
Deemed dividend of beneficial conversion
 feature of Predecessor convertible preferred
 stock.........................................      --     --       (47,740)         --           --             --    (47,740)
                                                -------   ----     ---------       -----        -----      ---------  ---------
Balances at December 31, 2000..................  39,341     39       331,054          --           --       (316,222)    14,871
Net loss.......................................      --     --            --          --           --       (257,077)  (257,077)
Stock issued pursuant to employee benefit plan.     126     --           215          --           --             --        215
Stock compensation expense.....................       4     --             8          --           --             --          8
Decrease in accrued stock issuance costs.......      --     --           337          --           --             --        337
Adoption of fresh start accounting............. (39,471)   (39)     (331,614)         --           --        573,299    241,646
                                                -------   ----     ---------       -----        -----      ---------  ---------
                                                     --   $ --     $      --       $  --        $  --      $      --  $      --
                                                =======   ====     =========       =====        =====      =========  =========
---------------------------------------------------------------------------------------------------------------------------------
                                  Successor (subsequent to emergence from Bankruptcy--Note 1)
Issuance of Successor common stock pursuant
 to terms of reorganization plan upon
 ermergence from bankruptcy (Note 3 and 4).....  20,000   $ 20     $  36,700                               $      --  $  36,720
Value ascribed to warrants issued in connection
 with new senior secured notes.................      --     --         4,092                                      --      4,092
                                                -------   ----     ---------                               ---------  ---------
Balances at December 31, 2001..................  20,000   $ 20     $  40,792                               $      --  $  40,812
                                                =======   ====     =========                               =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                 FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                (in thousands)

                                                                                                Predecessor (Note 1)
                                                                                           -----------------------------
                                                                                              Years ended December 31,
                                                                                           -----------------------------
                                                                                             2001       2000      1999
                                                                                           ---------  --------  --------
Cash flows from operating activities for Predecessor:
    Net loss.............................................................................. $(257,077) $(76,772) $(96,698)
    Adjustments to reconcile net loss to net cash
     used in operating activities:
       Extraordinary item--gain on early extinguishment of debt...........................  (128,891)       --        --
       Write off of original issue discount and deferred financing costs..................    30,025        --        --
       Revaluation of assets and liabilities to fair value................................   310,835        --        --
       Provision for equipment impairment.................................................    42,565        --    20,043
       Provision for note impairment......................................................     3,896     9,311        --
       Non-cash stock-based compensation expense..........................................         8       (10)    1,701
       Depreciation and amortization......................................................    15,466    15,823    14,408
       Non-cash interest expense..........................................................     2,224     2,295     5,660
       Deferred income tax benefit........................................................   (48,528)   (2,200)   (2,175)
       Changes in operating assets and liabilities:.......................................
          Accounts payable and other current liabilities..................................     2,041     3,540     6,432
          Interest payable................................................................    (3,215)      222       (34)
          Other...........................................................................     1,739        38    (1,342)
                                                                                           ---------  --------  --------
          Net cash used by operating activities...........................................   (28,912)  (47,753)  (52,005)
                                                                                           ---------  --------  --------
Cash flows from investing activities for Predecessor:
    Purchases of property and equipment...................................................    (4,206)  (28,234)  (13,037)
    Additions to FCC licenses.............................................................        --   (80,036)   (4,311)
    Proceeds from sale of FCC licenses....................................................        --        --     6,872
    Purchases of short-term investments...................................................        --    (1,250)  (74,998)
    Proceeds from sales of short-term investments.........................................     1,293    74,998        --
    Loan to third party in connection with acquisition of FCC licenses....................        --   (13,006)       --
    Proceeds from maturities of pledged securities........................................        --     9,450    18,900
    Proceeds from repayment of notes receivable...........................................        --       887        --
    Proceeds from disposition of property and equipment...................................       361       120     2,045
                                                                                           ---------  --------  --------
          Net cash used by investing activities...........................................    (2,552)  (37,071)  (64,529)
                                                                                           ---------  --------  --------
Cash flows from financing activities for Predecessor:
    Proceeds from issuance of preferred stock.............................................        --        --   243,536
    Proceeds from (repayment of) vendor financing facility borrowings.....................    (5,975)    1,365   (27,500)
    Proceeds from issuance of common stock................................................        --     8,121     1,728
    Principal payments of long-term debt..................................................        --      (360)     (430)
    Additions to deferred financing costs.................................................        --      (149)   (4,503)
                                                                                           ---------  --------  --------
          Net cash provided (used) by financing activities................................    (5,975)    8,977   212,831
                                                                                           ---------  --------  --------
Net (decrease) increase in cash and cash equivalents......................................   (37,439)  (75,847)   96,297
Cash provided by financing activities for Successor:
    Proceeds from issuance of new senior secured notes....................................    10,975        --        --
Cash and cash equivalents, beginning of period............................................    32,314   108,161    11,864
                                                                                           ---------  --------  --------
Cash and cash equivalents, end of period.................................................. $   5,850  $ 32,314  $108,161
                                                                                           =========  ========  ========
Supplemental Disclosure of Cash Flow Information:
    Non-cash financing and investing activities:
    Predecessor
       Value ascribed and deemed dividend of beneficial conversion feature of Series
        B preferred stock................................................................. $      --  $ 47,740  $111,880
       Additions to property and equipment................................................     3,478     9,203        --
       Value ascribed to warrants.........................................................        --        58     1,242
       Issuance of shares for FCC licenses................................................        --    91,469       848
       Interest paid......................................................................     9,709    19,110    23,146
    Successor
       Value ascribed to warrants.........................................................     4,092        --        --

  The accompanying notes are an integral part of these consolidated financial statements.

                 First Avenue Networks, Inc. and Subsidiaries
                  Notes to Consolidated Financial Statements

Note 1--The Company

   First Avenue Networks, Inc. (collectively with its subsidiaries, the "Company") owns over 750 wireless telecommunications licenses granted by the Federal Communications Commission ("FCC") that provide coverage of substantially all of the continental United States with 39 GHz spectrum. This license portfolio represents over 980 million channel pops, calculated as number of channels in a given area multiplied by the population covered by these channels.

   The Company was previously known as Advanced Radio Telecom Corp. ("ART"). In February 2002, the shareholders approved amendments to the Certificate of Incorporation to change the Company's name to First Avenue Networks, Inc. ART with its subsidiaries filed a voluntary petition with the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court") for protection under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") on April 20, 2001 (the "Petition Date").

   On October 31, 2001, the Bankruptcy Court approved the Company's Plan of Reorganization filed with the Bankruptcy Court on September 27, 2001 (the "Plan"). On December 20, 2001 (the "Effective Date"), the Company met all of the Conditions Precedent to the Effective Date (as defined), the Plan was effective and the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code. For financial reporting purposes, the Company has reflected its emergence from bankruptcy as of the close of business on December 31, 2001.

   As used herein, the term "Predecessor" refers to the Company and its operations for periods through December 31, 2001, while the term "Successor" is used to describe the Company and its operations for periods thereafter.

   The Company is subject to all of the risks inherent in an early-stage business in the telecommunication industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company's results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Note 2--Summary of Significant Accounting Policies

   Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances have been eliminated in consolidation.

   Use of estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Among the more significant estimates made by management include estimated useful lives of long-lived assets, including FCC licenses, fair values of assets and liabilities, and realization of deferred tax assets.

   Segment reporting - Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has determined that it operates in one segment.

   Cash and cash equivalents - Cash and cash equivalents represent funds on deposit with banks or investments with remaining maturities of three months or less when purchased that are readily convertible into

Cash and cash equivalents, continued - cash and not subject to significant risk from fluctuation in interest rates. The Company places its temporary cash investments with major financial institutions in amounts which, at times, exceed Federally insured limits.

   Short-term investments - Short-term investments are comprised primarily of certificates of deposit or commercial paper with remaining maturities in excess of three months when purchased and are stated at fair value, with unrealized appreciation reported as other comprehensive income in stockholders' equity. The Company classifies all short-term investments as available-for-sale and it is the Company's intent to maintain a liquid portfolio not subject to significant risk from fluctuation in interest rates.

   Assets held for sale - Assets held for sale are stated at fair value less cost to sell and are comprised primarily of telecommunications equipment, consisting of radios, routers, switches, indoor and outdoor device units and other parts and accessories, which were initially purchased by the Company to deploy in its telecommunications networks.

   Property and equipment - Property and equipment for the Successor is stated at estimated fair value and is comprised primarily of telecommunications radios, office equipment, including computer equipment and related software and peripherals. Depreciation is computed utilizing straight-line methods over estimated useful lives, generally two to five years. Property and equipment for the Predecessor is stated at cost. Network assets are comprised of (i) equipment and related direct costs of placing assets into service, (ii) network monitoring equipment and related computer (hardware and software) systems, and
(iii) simulation and lab equipment utilized in network design, testing, development and support. Major renewals and improvements are capitalized, while maintenance and repairs were expensed as incurred. Depreciation and amortization are computed utilizing straight-line methods over estimated useful lives, generally two to five years. Cost and accumulated depreciation for assets sold, retired, or otherwise disposed of are removed from the accounts, and resulting gains or losses recorded.

   FCC licenses - FCC licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2011. The Successor has adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). FCC licenses are deemed to have an indefinite useful life and are not amortized. The Predecessor capitalized direct costs of obtaining licenses and amortized such costs on a straight-line basis over 40 years in accordance with Accounting Principles Board Opinion No. 17 "Intangible Assets". Accumulated amortization at December 31, 2000 approximated $17.8 million. Amortization expense was $9.6 million, $6.2 million and $4.9 million for the years ended December 31, 2001, 2000 and 1999, respectively.

   Impairment of long-lived assets - The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where undiscounted expected cash flows associated with such assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. Recoverability of the carrying value of FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party. The Successor considers the FCC licenses to have an indefinite useful life under the provisions of SFAS No. 142. The Company will perform an annual impairment test on this asset. If events and circumstances indicate the assets might be impaired, the Company will perform such a test on an interim basis. The impairment test compares the fair value of the FCC licenses with the carrying value of the asset. If the fair value is less than the carrying value an impairment loss will be recorded.

   Financing costs - Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the debt term. Direct costs associated with the sale of capital stock are recorded as a reduction of proceeds. Direct costs of obtaining commitments for financing are

Financing costs, continued - deferred and charged to expense over the commitment term; cost and accumulated amortization are removed from the accounts upon borrowing repayments. Accumulated amortization of deferred financing costs approximated $1.2 million at December 31, 2000. In connection with seeking protection under Chapter 11 of the Bankruptcy Code, $30.0 million of remaining deferred financing costs were written off in 2001.

   Revenue recognition - Revenue from services provided to customers is recognized ratably over the period such services are provided. Fees from installation, connection and other similar non-recurring fees are deferred and recognized ratably as revenue over the estimated term of customer relationship.

   Income taxes - The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

   Stock options - The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 "Accounting for Certain Transactions Involving Stock Compensation", for its stock-based compensation plan. Accordingly, compensation costs for stock options granted to employees and directors is measured as the excess, if any, of fair value of company stock over exercise price at the measurement date, except when the plan is determined to be variable in nature. The Company accounts for equity stock options granted to non-employees at fair value.

   Net loss per share - Calculations of loss per share exclude the effect of convertible preferred stock, stock options and warrants to purchase common stock since inclusion in such calculations would have been antidilutive. Shares excluded in per share calculations for the Predecessor approximated 40.0 million, 40.0 million and 37.3 million for fiscal 2001, 2000 and 1999, respectively.

   Newly issued accounting standards - In accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"), the Company has adopted all changes in accounting principles that will be required in the financial statements of the emerging entity within 12 months following the adoption of fresh start reporting. The following is a summary of those new standards adopted by the Company upon the emergence from bankruptcy.

   In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 addresses financial accounting and reporting for business combinations. This statement requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling of interest method of accounting. This statement supercedes APB Opinion No. 16, "Business Combinations" as well as Statement of Financial Accounting Standards No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill and indefinite lived intangible asset amortization to cease and for the assets to be periodically reviewed for impairment. SFAS No. 142 supercedes APB Opinion No. 17, "Intangible Assets." The provisions of SFAS No. 141 were applied in the Company's allocation of the reorganization value. The FCC licenses held by the Company are treated as indefinite lived assets and no amortization will be recorded in future periods.

   In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 required companies to record a liability for asset retirement obligations in the period in which they are incurred, which

Newly issued accounting standards, continued - typically could be upon completion or shortly thereafter. The adoption of this standard had no impact on the Company.

   In October 2001, Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and supercedes SFAS No. 121 " Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." The adoption of this standard had no impact on the Company.

Note 3--Reorganization under Chapter 11 of the Bankruptcy Code

   On April 20, 2001, the Company filed a voluntary petition with the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code. On October 31, 2001, the Bankruptcy Court approved the Plan of Reorganization. On December 20, 2001, the Company met all of the Conditions Precedent to the Effective Date (as defined), the Plan was effective and the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code.

   Plan of Reorganization - The Plan represents a consensual arrangement among the Predecessor, the Official Committee of Unsecured Creditors, holders of the Predecessor's $135 million 14% Senior Notes due 2007 (the "Old Notes"), and the holders of the Predecessor's Series A Preferred Stock (the "Old Preferred Stock"). Following is a summary of certain material provisions of the Plan.

   Cancellation of existing securities and agreements - On the Effective Date, the Old Notes, Old Preferred Stock, Predecessor Common Stock ("Old Common Stock") and commitments, contractual or otherwise, obligating the Predecessor to issue, transfer or sell preferred or common stock interests or any other capital stock of the Predecessor were cancelled and have no effect other than the right to participate in the distributions, if any, provided under the Plan in respect to claims.

   Distributions under the Plan - The Plan provides for the following distributions in settlement of claims, preferred interests and equity interests:

    . Secured Vendor Financing Claim - The holder of a $11.3 million secured vendor financing claim received cash of $6.0 million.

    . General Unsecured Creditor Claims - Each of the general unsecured creditors, including the Old Notes, received its ratable portion of 19 million shares of post-Chapter 11 successor common stock ("New Common Stock").

    . Preferred Stockholder Claims - Each of the holders of Old Preferred Stock received its ratable portion of 1 million shares of New Common Stock.

    . Common Stockholder Claims - The holders of Old Common Stock and options and warrants to acquire Old Common Stock received no distributions.

   New securities issued under the Plan - The following securities were issued on the Effective Date under terms of the Plan:

    . New Common Stock -The Successor issued 20 million shares of New Common Stock.

    . New Senior Secured Notes and New Class A Warrants - The Successor issued $10,975,000 of its New Senior Secured Notes ("New Senior Notes") together with 4 million New Class A Warrants to holders of general unsecured creditor claims and preferred stockholder claims that purchased the New Senior Notes. Each warrant entitles the holder to purchase one share of New Common Stock at a price of $0.01 per share for a period of five years from the Effective Date.

   Stock option plan - The Successor adopted a stock option plan, under which it may grant incentive and non-qualified options to purchase up to 1.2 million shares of New Common Stock to directors, officers and employees. At December 31, 2001, there were no options granted under the stock option plan. In January 2002, the Successor's Board of Directors granted options to acquire 940,000 shares of New Common Stock.

   Registration rights - The New Common Stock is exempt from registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration provided by section 1145 of the Bankruptcy Code. Pursuant to a Registration Rights Agreement, the Successor has agreed to register under the Securities Act 1933, shares of New Common Stock to be issued upon exercise of the New Class A Warrants and New Common Stock held by affiliates. On the date on which the Company is entitled to register securities using a registration statement on Form S-3, any holder or holders holding, in the aggregate, not less than 30% of the New Class A Warrants and New Common Stock may from time to time request that the Company effect the registration under the Securities Act of 1933 of that number of shares of New Common Stock and New Common Stock to be issued upon exercise of the New Class A Warrants requested and owned by the requesting holder(s), provided, however, that the Company is not required to effect more than one such registration in any 12-month period and no more than three in total. The Registration Rights Agreement also provides affiliates holding New Common Stock and New Class A Warrant holders with rights to include shares of New Common Stock and New Common Stock to be issued upon exercise of New Class A Warrants in a registration statement, subject to certain limitations, any time the Company files a registration statement.

Note 4--Fresh Start Accounting

   In connection with its emergence from bankruptcy, the Company reflected terms of the Plan in its consolidated financial statements by adopting the fresh start accounting provisions of SOP 90-7. Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh start adjustments have been recorded in the Company's consolidated balance sheet as of December 31, 2001. As a result of fresh start adjustments, financial statements for the Successor are not comparable to financial statements of the Predecessor.

   In adopting fresh start accounting, the Company utilized the reorganization value or fair value of the entity. The reorganization value of a company is the amount of value available and to become available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the debtor-in-possession and the creditors and holders of equity interests. The Committee of Unsecured Creditors together with the Company determined a reorganization value of approximately $53.7 million that is the deemed fair value of the assets of the reorganized business. FCC licenses comprise 86% of the reorganization value. The Company's recoverability of its investment in FCC licenses is dependent on its successful execution of its business plan.

   The reorganization value was determined in consideration of several factors and by reliance on various valuation methods. Valuation methods include replacement cost, comparability or market, and income or discounted cash flow approaches, and are generally made utilizing one or more of these approaches. The Company used both the discounted cash flow method and the comparability or market approach in the determination of the Company's reorganization value. The Successor's principal assets consist of FCC licenses, which are estimated to have an aggregate fair value of approximately $46.4 million at the Effective Date.

   Pursuant to the fresh start reporting, the reorganization value was estimated by management and allocated to the identified assets based upon their relative fair values. Liabilities were valued at the present value of amounts to be paid. The Company has pre-petition and post-petition priority claims totaling approximately $925,000 that are being disputed and remain unresolved as of the Effective Date. The Company estimates that its maximum cash exposure to settle these claims is $557,000 which represents the Company's best estimate of the amounts which will be paid for the claims. The Company has recorded $447,000 as accounts payable and $100,000 as a component of accrued liabilities. The Company has not reflected the $368,000 remainder as a liability as it believes that it will be successful at negotiating favorable settlements on these disputed claims. Any adjustments to the estimated value of such claims subsequent to the Effective Date will be recorded in income or loss from continuing operations in the period in which the claim is settled. The Company's allocation of reorganization value inherent in fresh start accounting as presented in these consolidated financial statements has been made in accordance with the provisions of SFAS No. 141.
   The effect of the Plan and fresh start accounting on the Company's December 31, 2001 balance sheet is as follows (in thousands):

                                                                                   Reorganization
                                                                                   and Fresh Start
                                                                       Predecessor   Adjustments     Successor
                                                                       ----------- ---------------   ---------
Current assets:
    Cash and cash equivalents.........................................  $     852     $   4,998(a,c)  $ 5,850
    Accounts receivable, net..........................................         45            --            45
    Prepaid expenses..................................................        179            --           179
    Assets held for sale..............................................        743            --           743
                                                                        ---------     ---------       -------
Total current assets..................................................      1,819         4,998         6,817
Property and equipment, net...........................................        468            --           468
FCC licenses..........................................................    357,223      (310,835)(e)    46,388
Other assets..........................................................         21            --            21
                                                                        ---------     ---------       -------
  Total assets........................................................  $ 359,531     $(305,837)      $53,694
                                                                        =========     =========       =======
Current liabilities:
    Accounts payable..................................................  $  20,512     $ (20,055)(a)   $   457
    Accrued compensation and benefits.................................        238            --           238
    Accrued taxes other than income...................................        350            --           350
    Other accrued liabilities.........................................      1,177            --         1,177
    Vendor financing facility borrowings..............................     11,274       (11,274)(a)        --
    Old senior notes and accrued interest.............................    138,423      (138,423)(a)        --
                                                                        ---------     ---------       -------
Total current liabilities.............................................    171,974      (169,752)        2,222
New senior secured notes, net of discount.............................         --         6,883(c)      6,883
Other non-current liabilities.........................................      3,777            --         3,777
Deferred income tax liabilities.......................................     48,528       (48,528)(e)        --
                                                                        ---------     ---------       -------
Total liabilities ....................................................    224,279      (211,397)       12,882
                                                                        ---------     ---------       -------
Old redeemable preferred stock........................................    243,536      (243,536)(a)        --
                                                                        ---------     ---------       -------
Stockholders' equity (deficit):
    Old common stock..................................................    331,653      (331,653)(d)        --
    New common stock..................................................         --        40,812(a,c)   40,812
    Accumulated deficit...............................................   (439,937)      128,891(b)         --
                                                                                        573,299(d)
                                                                                       (262,253)(e)
                                                                        ---------     ---------       -------
Total stockholders' equity (deficit)..................................   (108,284)      149,096        40,812
                                                                        ---------     ---------       -------
Total liabilities, redeemable preferred stock and stockholders' equity  $ 359,531     $(305,837)      $53,694
                                                                        =========     =========       =======

   The following summarizes adjustments required to record the reorganization and the issuance of various securities in connection with implementation of the
Plan:

(a) To record the discharge of Predecessor claims and preferred interest and issuance of New Common Stock in accordance with the Plan:

    .  $11,274,000 of Secured Vendor Financing Claims received cash of
       $5,975,000.
    . Unsecured claims, including Old Notes, received 19 million shares of New Common Stock.

    . 3,137,500 shares of Old Preferred Stock received 1 million shares of New Common Stock.

(b) To record the extraordinary gain on early extinguishment of debt of $128,891,000. This represents the difference between the claims extinguished on the Effective Date and the fair value of cash and New Common Stock distributed under the Plan to satisfy these claims.

(c) To record the receipt of $10,975,000 cash and the issuance of New Senior Notes and New Class A Warrants.

(d) To eliminate the Predecessor stockholders' equity and accumulated deficit.

(e) To record revaluation of assets and liabilities to fair value.

Note 5--FCC Licenses

   The Company acquired its spectrum portfolio from 1996 to 2000 through purchase transactions and participation in the FCC auction process.

   Bachow - In August 2000, the Predecessor acquired 39 GHz licenses from Bachow Communications Incorporated in exchange for 2.1 million shares of Old Common Stock and payment of certain seller transaction costs of $2.0 million. The total acquisition cost recorded for these licenses was approximately $26.5 million, comprised of the fair value of Old Common Stock issued of approximately $19.5 million, direct costs of $2.1 million and related net deferred tax liabilities of $4.9 million (such deferred tax liabilities being recorded as a result of the carry-over of the relatively low tax basis in assets acquired in this non-taxable transaction).

   BroadStream - In August 2000, the Predecessor acquired certain 39 GHz licenses from BroadStream Communications Corporation and its affiliates (the "Seller") in exchange for 7.6 million shares of Old Common Stock. The total acquisition cost recorded for these licenses was $89.2 million, comprised of the fair value of Old Common Stock issued of approximately $72.0 million, direct costs of $800,000 and related net deferred tax liabilities of $16.4 million (such deferred tax liabilities being recorded as a result of the carry-over of the relatively low tax basis in assets acquired in this non-taxable transaction). The Company believes that the remaining licenses owned by the Seller were renewed by the FCC in 2001. Pursuant to a purchase agreement between the Predecessor and the Seller, the Company obtained a right to acquire, and the Seller obtained a right to require the Company to acquire such additional licenses for Old Common Stock (the "Purchase Agreement"). The Company also entered into an agreement to make available to the Seller, bridge loans of up to $30 million, pursuant to which the Company loaned $13.0 million in 2000. The notes receivable bear interest at 10% per annum, are collateralized by a pledge of 3.9 million shares of Old Common Stock acquired by Seller in the license acquisition transaction and by the personal guarantee of an affiliate of the Seller. The notes were due in November 2000 and the Seller defaulted on repayment. Upon the Seller's default on repayment of the notes receivable, the Company was no longer obligated to issue an additional 416,667 shares of its Old Common Stock as the final payment for licenses acquired in August 2000. In December 2000, the Seller made a voluntary filing for relief under Chapter 11 of the Bankruptcy Code. During the year ended December 31, 2000, the Company recorded a provision for loan loss of $9.3 million that is included in general and administrative expense. An additional provision for loan loss of $3.9 million was recorded in 2001 as a result in the decrease in value of the collateral securing this note. The Company cannot predict what effect the Company's reorganization and the Seller's Chapter 11 filing, in which it has rejected the Purchase Agreement, will have on each party's respective rights under the Purchase Agreement.

   Auction - In 2000 the Company acquired certain 39 GHz licenses from the FCC for $77.0 million cash.

   Other - In 1999, the Company consummated acquisitions of certain 39 GHz licenses for $4.3 million in cash and certain other licenses for 154,114 shares of Old Common Stock, valued at $848,000.

   Fresh Start Accounting - As a result of its emergence from bankruptcy and its application of fresh start accounting, the Company reduced the carrying value of its FCC licenses by $310.8 million to a fair value of $46.4 million.

Note 6--Property and Equipment

   Components of property and equipment at December 31 were as follows (in thousands):

                                                     Successor Predecessor
                                                       2001       2000
                                                     --------- -----------
     Network assets in service......................   $100     $ 34,206
     Network components and construction in progress    284       13,445
     Computer systems...............................     25       13,125
     Furniture and equipment........................     59        3,851
                                                       ----     --------
      Total property and equipment..................    468       64,627
     Accumulated depreciation.......................    (--)     (22,345)
                                                       ----     --------
      Property and equipment, net...................   $468     $ 42,282
                                                       ====     ========

   Depreciation expense approximated $5.9 million, $9.7 million and $9.5 million during fiscal 2001, 2000 and 1999, respectively.

   During 2001, the Company recorded a non-cash charge for equipment impairment of $42.6 million related to the write-down to estimated fair value less costs to sell of substantially all of its property and equipment since the Predecessor's operations had been substantially closed down and networks dismantled. These assets were transferred from property and equipment to assets held for sale. During 2001, certain of these assets were sold. As of December 31, 2001, none of the assets reported as assets held for sale are in service and the Company is in the process of actively marketing these assets for sale.

   During 1999, the Company recorded non-cash charges for asset impairment of $6.4 million related to the write-down to estimated fair value less costs to sell of certain radio equipment, which was of a technology no longer included as part of the Company's then current or future network technology, and such assets were sold or otherwise disposed. Proceeds from the sale of such equipment approximated $2.0 million during 1999. Additionally, in 1999, the Company recorded a provision for equipment impairment of $13.6 million related to the write-down of assets pertaining to the Company's Asynchronous Transfer Mode ("ATM") technology networks, which the Company deployed in 1998 and 1999 in Seattle, Portland and Phoenix. In 1999, as a result of a change in the Company's business model, the Company determined that it would no longer sell or support ATM networks. Removal of equipment is typically routine and does not require significant time or expense. Costs and expenses of removing equipment were estimated to not exceed amounts recoverable upon disposition. Accordingly, an impairment loss was recorded for the remaining net book value of these ATM networks. At December 31, 2000, these ATM networks were no longer in service.

Note 7--Other Non-current Liabilities

   Other non-current liabilities represent pre-petition amounts due to various state and local governments for sales and use and personal property taxes. These amounts are expected to be paid in periods from 2003 to 2006.

Note 8--Income Taxes

   A reconciliation of the Company's effective tax rate as a percentage of loss before income tax benefit and federal statutory rate for the years ended December 31, is summarized as follows:

                                                       Predecessor
                                                 ---------------------
                                                 2001    2000    1999
                                                 -----   -----   -----
        Federal statutory rate..................  35.0%   35.0%   35.0%
        Non-deductible interest.................  (2.6%)  (0.8%)  (0.5%)
        State income tax, net of federal benefit   2.0%    2.0%    2.0%
        Other...................................  (0.4%)  (0.2%)  (0.4%)
        Valuation allowance..................... (18.0%) (33.0%) (33.9%)
                                                 -----   -----   -----
        Effective income tax rate...............  16.0%    3.0%    2.2%
                                                 =====   =====   =====

   Deferred tax assets and liabilities at December 31 were as follows (in thousands):

                                                      Successor  Predecessor
                                                        2001        2000
    Deferred tax assets:
    Net operating loss carryforwards................. $  69,746   $  89,374
    FCC license amortization.........................    14,701          --
    Equipment depreciation and impairment............    13,665         927
    Accrued liabilities..............................     7,076       2,654
                                                      ---------   ---------
    Total deferred tax assets........................   105,188      92,955
    Valuation allowance..............................  (105,188)    (40,697)
                                                      ---------   ---------
    Net deferred tax assets..........................        --      52,258
    Deferred tax liabilities relating to FCC licenses        --    (100,786)
                                                      ---------   ---------
    Net deferred tax liabilities..................... $      --   $ (48,528)
                                                      =========   =========

   Deferred tax assets have been reduced by a valuation allowance based on management's determination that the recognition criteria for realization has not been met. In 2001, the Company increased its deferred tax asset valuation allowance by approximately $64.5 million.

   In connection with the reorganization, the Predecessor realized a gain from the extinguishment of certain indebtedness. This gain will not be taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Successor will be required, as of the beginning of its 2002 taxable year, to reduce certain of its tax attributes including (a) net operating loss carryforwards ("NOLs"), (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code and the use of any of the Company's NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, may be subject to an overall annual limitation.

   At December 31, 2001, the Company has net operating loss carryforwards for federal income tax purposes of approximately $189 million (after reductions discussed above), which expire in various amounts between 2008 and 2021. The Company's tax basis in its assets is approximately $130.0 million at December 31, 2001.

Note 9--New Senior Notes, Old Senior Notes and Vendor Financing Facility Borrowings

   New Senior Notes - On the Effective Date the Successor issued $11.0 million of New Senior Notes, with 4 million New Class A Warrants pursuant to terms of the New Senior Notes and Class A Warrant Purchase Agreement. The New Senior Notes are due December 20, 2006, or earlier upon change of control, and bear interest at the rate of 9% per annum. Interest on the New Senior Notes is payable quarterly through the issuance

Note 9--New Senior Notes, Old Senior Notes and Vendor Financing Facility
            Borrowings, continued

New Senior Notes, continued - of additional New Senior Notes. If an event of default has occurred and is continuing, interest is payable in cash. The New Senior Notes are collateralized by all of the assets of the Company and its subsidiaries.

   The Company recorded the issuance of New Senior Notes and New Class A Warrants by allocating proceeds of $11.0 million to New Senior Notes and New Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to New Class A Warrants and $6.9 million to New Senior Notes. The value ascribed to the New Class A Warrants was recorded as debt discount and an increase in additional paid-in capital of the Successor. Amortization of debt discount will be determined utilizing the effective interest rate method and included as a component of interest expense in future periods.

   The New Senior Notes are subject to terms and conditions of the New Senior Secured Note and Class A Warrant Purchase Agreement which, among other things, contains covenants limiting the Successor's ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets, or enter into certain transactions with related parties. At December 31, 2001, no amounts are available for payment of dividends and these restrictive covenants prohibit dividends and distributions.

   Old Notes - In 1997, the Predecessor received $135.0 million of gross proceeds from a public offering of 14% Senior Notes (the "Old Notes") and warrants to purchase an aggregate of 2.7 million shares of Old Common Stock at an exercise price of $0.01 per share. Approximately $51.0 million of such proceeds were used to purchase a portfolio of U.S. Treasury securities that provided for interest payments on the Old Notes through February 2000. The aggregate value ascribed to the warrants of approximately $29.7 million, was recorded as debt discount and an increase in additional paid-in capital. Debt discount amortization was determined utilizing the effective interest rate method and included as a component of interest expense. In 1999, the Company, with the consent of holders of Old Notes, amended certain covenants of the Old Senior Notes indenture to provide the Company with greater flexibility to implement its business plan. Consent fees paid to holders of Old Senior Notes of approximately $4 million and other financing costs associated with obtaining consents of $453,000 were deferred and charged to interest expense using the effective interest rate method over the debt term.

   Old Notes, due February 2007, were unsecured senior obligations of the Predecessor with interest payable on February 15 and August 15 of each year and were redeemable at the Company's option beginning in February 2002 at redemption prices declining to par. Old Notes were issued under an indenture which, among other things, contained covenants limiting the Company's ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets, or enter into certain transactions with related parties. At December 31, 2000, no amounts were available for payment of dividends and these restrictive covenants prohibit dividends and distributions. The Company was in compliance with all Old Notes covenants at December 31, 2000.

   As described in Note 3, on the Effective Date of emerging from bankruptcy, holders of Old Notes received shares of New Common Stock in full satisfaction of claims, and the Old Notes were cancelled.

   Purchase and Financing Agreement with Cisco - In November 1999, the Predecessor entered into a purchase agreement, with no minimum purchase obligation, with Cisco Systems Inc. ("Cisco"). During 2000, the Predecessor entered into a credit agreement with Cisco Systems Capital Corporation, an affiliate of Cisco, for multi-year vendor financing to be used to fund the Company's purchases of Cisco networking hardware and other costs associated with the network installation and integration of such hardware. Funding under the facility was available in tranches, $14 million being immediately available, $36.0 million available upon build-out of certain markets and the remaining $125.0 million becoming available upon completion of additional market build-outs or closing of additional financing facilities, as defined. Borrowings under the facility bore interest at LIBOR plus 4.25% per annum (10.9% at December 31, 2000), payable quarterly, and were collateralized by the Predecessor's pledge of substantially all of its assets. The Predecessor commenced borrowing under the facility

Note 9--New Senior Notes, Old Senior Notes and Vendor Financing Facility
            Borrowings, continued


Purchase and Financing Agreement with Cisco, continued - in June 2000, and during that year average borrowings and weighted average interest rate were $7.2 million and 11%, respectively. Principal payments on facility borrowings were due in installments beginning in 2002. Terms of the credit agreement, among other things, included requirements for the Predecessor to meet certain operational and financial targets, maintain certain levels of financial ratios, to limit distributions, dividends, redemptions or other acquisitions of the Company's capital stock, to limit the amount of additional indebtedness and provided for mandatory principal prepayments under certain circumstances. The Predecessor was not in compliance with certain of the financial covenants in the Cisco credit agreement at December 31, 2000 and subsequent thereto, and no additional draws on the credit facility were available.

   Borrowings outstanding at December 31, 2000 totaled $10.6 million. As a result of the Predecessor's non-compliance with financial covenants at December 31, 2000, the borrowings have been presented as a current liability in the accompanying December 31, 2000 consolidated balance sheet.

   Purchase Money and Working Capital Facilities with Lucent - In 1998, the Predecessor and Lucent Technologies Inc. ("Lucent") entered into a purchase money credit facility (the "Purchase Money Facility") setting forth terms and conditions under which Lucent would provide financing in an aggregate amount of up to $200 million, to be used to finance the purchase of the Company's data network from Lucent. Additionally, the Company and Lucent entered into a credit facility (the "Working Capital Facility") for Lucent to provide the Predecessor with up to $25.0 million of unsecured revolving loans for working capital purposes. Interest initially accrued on facility borrowings at an annual rate of LIBOR plus 5% and increased 0.5% each month beginning January 1999. During 1998, the Company borrowed $10.0 million under the Purchase Money Facility and $17.5 million under the Working Capital Facility, and during 1999 borrowed the remaining Working Capital Facility funds available. Principal payments on the Purchase Money Facility borrowings were due in installments beginning in 2003. In September 1999, the Company repaid all of the borrowings under both facilities and the facilities terminated.

   Under terms of the Working Capital Facility, the Predecessor issued warrants to purchase its common stock, at an exercise price of $3.33 per share, each time a borrowing was made. In connection with 1999 borrowings, the Company issued warrants to purchase 192,000 shares, and the value ascribed to these warrants approximated $1.2 million was recorded as debt discount and an increase in additional paid-in capital.

   Interest - In accordance with SOP 90-7, as of the Petition Date, the Predecessor discontinued the accrual of interest related to liabilities subject to compromise. If such interest had continued to be accrued, based on contractual terms without increase for default provisions, interest expense for the year ended December 31, 2001 would have increased $13.7 million.

Note 10--Capital Stock

   New Common Stock - The Successor issued 20 million shares of New Common Stock to unsecured creditors and holders of Old Preferred Stock.

   New Class A Warrants - In connection with issuance of New Senior Notes, the Successor issued 4 million New Class A Warrants. Each warrant entitles the holder to purchase one share of New Common stock at a price of $0.01 per share for a period of five years from the Effective Date.

   Successor Stock Option Plan -The Successor's Stock Option Plan provides for the grant of incentive and non-qualified options to purchase up to 1.2 million shares of New Common Stock to directors, officers and employees. At December 31, 2001, there were no options granted under the Stock Option Plan. In January 2002, the Successor's Board of Directors granted options to acquire 940,000 shares of New Common Stock. The options granted vest ratably over five years, are exercisable for a ten-year term, and have an exercise price of $3.96 per share.

   Old Preferred Stock - The Predecessor was authorized to issue 10.0 million shares of $0.001 par value serial preferred stock. Each series of preferred stock issued was a separate class and, as a class, had a liquidation preference equal to the aggregate purchase price paid for such class. As described in Note 3, on the Effective Date, holders of Old Preferred Stock received shares of New Common Stock in full satisfaction of claims, and the Old Preferred Stock was cancelled.

   In September 1999, pursuant to terms of a stock purchase agreement entered into with a group of investors, the Predecessor sold 2,234,607 shares of Series A convertible preferred stock and 902,893 shares of Series B convertible preferred stock, each at $80 per share, to the investors in exchange for an aggregate of $251.0 million (the "Investment"). At the closing of the investment, the Company designated 3,250,000 shares of Series A Preferred Stock and 902,893 shares of Series B Preferred Stock. The Series B Preferred Stock did not vote. In 2000, all of the Series B Preferred Stock converted into Series A Preferred Stock in accordance with its terms. Except for voting, shares of Series A Preferred Stock and Series B Preferred Stock were identical and entitled holders thereof to the same rights and privileges.

   Series A Preferred Stock shares voted on an as-converted basis with Old Common Stock and represented approximately 45% of the Predecessor's outstanding common stock. Holders of the Series A Preferred Stock could convert Series A shares at any time into ten shares of Old Common Stock. The conversion ratio would have increased or decreased as a result of stock splits, dividends and similar events. Series A Preferred Stock automatically converted into Old Common Stock under certain circumstances. The holders of Series A Preferred Stock were entitled to an initial liquidation preference of $80 per share, subject to adjustments, plus any declared and unpaid dividends. Upon liquidation, after payment of the initial $80 preference amount, the Series A Preferred Stock was also to have participated on a pro rata basis with Old Common Stock until each share of Series A Preferred Stock had received a total liquidation amount of $160. The Predecessor could not pay any cash dividend on Old Common Stock unless in that year a cash dividend of $80 per share on the Series A Preferred Stock had been paid. The total preference in liquidation for Series A Preferred Stock was $251 million.

   Shares of Series A Preferred Stock were subject to mandatory redemption requirements under certain limited circumstances as defined in the certificate of designation, preferences and rights of preferred stock. Those circumstances included a consolidation, merger, or sale of all or substantially all of the assets of the Predecessor in which the stockholders of the Predecessor immediately prior to such consolidation, merger, or sale did not own, directly, or indirectly, a majority of the outstanding voting power of the surviving corporation or acquiring entity, as the case may be, immediately after such merger or sale, and the holders of a majority of the then-outstanding shares of Series A Preferred Stock elect not to treat any of the foregoing events as a liquidation, dissolution or winding up by giving written notice thereof to the Company. If such holders did not exercise their right to treat a consolidation, merger or sale as a non-liquidating event, the holders of preferred stock would have been entitled to receive out of the consideration paid in such conveyance the amount payable to such holders in a manner similar to that for a liquidation. Due to the mandatory redemption feature, Predecessor preferred stock was classified outside of stockholders' equity on the accompanying consolidated balance sheet.

   The investors included U.S. Telesource, Inc., a subsidiary of Qwest Communications International Inc. ("Qwest"), investment funds led by Oak Investment Partners ("Oak"), and investment funds of two of the Predecessor's then existing major stockholders. The investors entered into a stockholders agreement to which the Predecessor was not a party. In the event the Predecessor raised capital through the issuance of equity securities (other than public and certain other offerings), the Predecessor agreed to let investors participate in the purchase of such securities in proportion to their stock holdings. The Predecessor also entered into registration rights and standstill agreements with the investors.

   Costs incurred in connection with the investment, including investment advisory, legal, regulatory filing and other fees, approximated $7.5 million and were recorded as a reduction of amounts assigned to preferred stock. The Predecessor recorded the issuance of Series A and B preferred stock by allocating net proceeds of

Old Preferred Stock, continued - approximately $243.5 million to Series A and B shares based on their estimated relative fair values at the date of the Stock Purchase Agreement, resulting in $192.7 million assigned to Series A shares and $50.8 million assigned to Series B shares. Based on the closing price of Predecessor Old Common Stock on the date of stockholder approval of the Investment, the estimated fair value of Series A Preferred Stock on an as-converted to common stock basis exceeded the amount assigned to the Series A shares by approximately $108.9 million. The Predecessor recorded the $108.9 million excess, representing the estimated fair value of the beneficial conversion feature, as an increase in additional paid-in-capital and a decrease in Series A Preferred Stock. The beneficial conversion feature is recognized as a deemed dividend to the preferred stock over the minimum period in which preferred stockholders realize their return. Because Series A shares are immediately convertible, the estimated fair value of the Series A beneficial conversion feature was realizable upon closing of the Investment. Accordingly, a $108.9 million deemed dividend as of the closing of the Investment was recognized as a charge to additional paid-in capital and, for loss per share computations, net loss applicable to common stockholders, and an increase in the carrying value of Series A Preferred Stock.

   The remaining balance of the beneficial conversion feature of approximately $50.8 million, which was not realizable until and unless Series B shares were converted, was not recognized at closing and was recognized upon conversion. Series B Preferred Stock automatically converted on a 1-for-1 basis into Series A Preferred Stock whenever the total voting shares of the investors would otherwise have been less than 45% (as defined) of the Predecessor's outstanding voting stock. As a result of the automatic conversion of approximately 849,000 shares and 54,000 shares of Series B into Series A, during the years ended December 31, 2000 and 1999, respectively, the Predecessor recognized an additional $47.7 million and $3.0 million of deemed dividends. During the year ended December 31, 2000, all remaining Series B shares were converted into shares of Series A and, accordingly, no additional deemed dividends relating to such stock would be recorded in future periods.

   Warrants to Purchase Old Common Stock - In connection with financing activities, the Predecessor issued warrants to purchase shares of Old Common Stock. Certain of such warrants contained anti-dilution provisions. As described in Note 3, on the Effective Date, the holders of warrants to purchase Old Common Stock did not receive any distributions under the Plan and the warrants were cancelled. A summary of Old Common Stock shares issuable pursuant to such warrants follows (shares in thousands):

                                              Exercise Price  Warrant
                                      Shares    per Share    Expiration
                                      ------  -------------- ----------
         Balance at January 1, 1999..  2,263   $0.01-$17.19  2001-2008
         Warrants issued.............    192      $3.33           2008
         Warrants exercised..........   (610)     $0.01
                                      ------
         Balance at December 31, 1999  1,845   $0.01-$17.19  2001-2008
         Warrants issued.............     20      $3.50           2004
         Warrants exercised..........   (439)     $0.01
                                      ------
         Balance at December 31, 2000  1,426   $0.01-$17.19  2001-2008
         Warrants cancelled.......... (1,426)  $0.01-$17.19
                                      ------
         Balance at December 31, 2001     --
                                      ======

   Predecessor Stock Compensation - Pursuant to the Predecessor's Restated Equity Incentive Plan (the "Predecessor Plan"), the Predecessor could grant incentive and non-qualified options and other equity incentives with respect to up to 8.0 million shares of Old Common Stock to employees and certain other persons or entities. Pursuant to the 1997 Equity Incentive Plan for Non-Employee Directors, non-employee directors were provided annual stock option grants and could annually elect to take fees in Old Common Stock to be issued covering options and fees up to an aggregate of 500,000 shares. In addition, the Predecessor's Board of Directors also authorized the Predecessor to grant non-qualified options outside the Predecessor Plan. At December 31, 2000, there had been 750,000 non-plan options authorized and granted.

   Predecessor Stock Compensation, continued - During 1997, the Company cancelled and reissued certain stock options previously granted to employees under the Predecessor Plan to have exercise prices equal to the then current fair market value of $7.88 per share of Old Common Stock. During 1998, the Predecessor authorized the cancellation and reissuance, at the election of the recipients, of certain other stock options previously granted to employees under the Predecessor Plan. Approximately 2.1 million stock options were cancelled and reissued, of which, 50% were issued with an exercise price equal to the then current market value of $2.19 per share of Old Common Stock. The exercise price of the remaining stock options was to be established upon occurrence of certain future events at the then current market value. During 1999, exercise prices of the remaining options were established at the then current fair market value of $8.50 per share of Old Common Stock. These remaining stock options with an $8.50 exercise price are accounted for as variable options prospectively from July 1, 2000, the effective date of FASB Interpretation No. 44.

   As described in Note 3, on the Effective Date, the holders of options to purchase Old Common Stock did not receive any distributions under the Plan and the options were cancelled. A summary of Predecessor stock option activity follows (shares in thousands):

                                                       Weighted Average
                                               Shares   Exercise Price
                                               ------  ----------------
        Options outstanding, January 1, 1999..  3,006       $ 6.15
           Options granted....................  1,508         8.93
           Options exercised..................   (255)        5.42
           Options cancelled..................   (209)        7.20
                                               ------
        Options outstanding, December 31, 1999  4,050         7.16
           Options granted....................  4,588        12.89
           Options exercised.................. (1,194)        6.80
           Options cancelled..................   (272)       23.55
                                               ------
        Options outstanding, December 31, 2000  7,172        11.04
           Options cancelled.................. (7,172)
                                               ------
        Options outstanding, December 31, 2001     --
                                               ======

   The Predecessor adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Assumptions utilized in estimating fair values for such disclosures were (i) use of the Black-Scholes option pricing model, (ii) risk-free interest rates ranging from 4.6% to 6.2%, (iii) expected volatility rates ranging from 60% to 118%, (iv) assumed expected lives of 3 to 5 years, and (v) no expected dividends. The weighted average fair value of options granted during the years ended December 31, 2000 and 1999 were $9.88 and $6.23, respectively. Had the Company elected to recognize compensation costs as provided for by SFAS No. 123, the net loss and per share amounts available for common stockholders on a pro forma basis would have been as follows for fiscal years 2001, 2000 and 1999 (in thousands, except per share data):

                                                    2001       2000       1999
                                                  ---------  ---------  ---------
Pro forma net loss available for common
  stockholders................................... $(260,722) $(135,358) $(220,086)
Pro forma basic and diluted net loss per share... $   (6.61) $   (4.15) $   (8.07)

   During 1997, the Predecessor entered into an employment agreement with its then chief executive officer providing for, among other things, issuance of 100,000 shares of Old Common Stock deliverable in 2001, resulting in a non-cash compensation charge of $887,500 in 1997 in exchange for a recourse note receivable of $887,500 due 2001, with interest at the minimum applicable federal rate. The note receivable was repaid in full in January 2000. During 1998, the Predecessor entered into agreements with two of its officers to issue an

Predecessor Stock Compensation, continued - aggregate of 85,000 shares of Old Common Stock deliverable in 2001. Pursuant to terms of employment and change of control agreements and in connection with the resignations of these three executive officers, shares deliverable in 2001 were issued and delivered in 1999.

Note 11--401(k) Plan

   In 1999, the Company established a 401(k) Plan administered by a third party. In 2001 and 2000, the Company matched employee contributions with 126,180 and 33,000 shares, respectively, of Old Common Stock. Substantially all of the 401(k) Plan assets were distributed to participants in 2001.

Note 12--Related Party Transactions

   Holders of approximately 57% of the New Common Stock own approximately 93% of the outstanding New Senior Notes and New Class A Warrants. Representatives from two entities holding approximately 43% of the New Common Stock serve on the Company's Board of Directors.

   During 1999, the Predecessor entered into a private line agreement, a co-location agreement, a broadband services agreement and a coordinated marketing agreement with Qwest, which beneficially owned greater than five percent of the Predecessor's outstanding voting stock. These agreements provided the basic framework around how Qwest and the Company could purchase each other's services, co-locate equipment and jointly market products, where desirable. These agreements were cancelled when the Company sought protection under Chapter 11 of the Bankruptcy Code. There were no significant transactions pursuant to these agreements between the Predecessor and Qwest. The Predecessor purchased telecommunications services from Qwest of $168,000 and $713,000 during 2001 and 2000, respectively.

   The Predecessor purchased certain equipment and services from two companies, both of which were beneficially owned more than 10% by Oak, which beneficially owned greater than five percent of the Predecessor's outstanding voting stock. The Predecessor purchased network equipment from one of the companies of $0.5 million, $9.0 million and $2.0 million during fiscal 2001, 2000 and 1999, respectively, and purchased network deployment services from the other company of $4.0 million, $3.2 million and $2.5 million during 2001, 2000 and 1999, respectively. Amounts due these related parties at December 31, 2000 are separately presented on the accompanying consolidated balance sheet.

Note 13--Commitments and Contingencies

   Leases - The Successor has entered into operating leases, expiring between 2002 and 2005, for office and warehouse space and antenna sites. Future minimum payments under non-cancelable operating leases are as follows (in thousands):

                                            Amount due
                          Year ending 12/31 ----------
                                2002.......    $64
                                2003.......      7
                                2004.......      4
                                2005.......      3
                                               ---
                                Total......    $78
                                               ===

   Prior to the Effective date, the Predecessor had entered into operating leases for office space and antenna sites which were rejected in the bankruptcy proceedings. Rent expense approximated $3.0 million, $6.4 million and $4.2 million for fiscal 2001, 2000 and 1999, respectively.

   Contingencies - The Company is subject to certain claims and assessments and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company's consolidated financial position.

   In the normal course of business, the Company has various legal claims and other contingent matters outstanding. On October 31, 2001, the Company filed suit against Commco Partners, LLC ("Commco") and Scott Reardon (together, the "Defendants") in the United States Bankruptcy Court for the District of Delaware alleging breach of contract for non-payment of a $13.0 million bridge loan entered into in connection with the Company's acquisition of 39 GHz licenses from BroadStream Communications Corporation as described in Note 5. On February 19, 2002, the Defendants served the Company with a counterclaim that asserts breach of contract under the contract for the purchase of the licenses and the realization of substantial damages due to the Company's failure to register Old Common Stock held by the Defendants. As a result of a settlement agreement between the Company and the Defendants reached in connection with the Company's bankruptcy proceedings, any recovery by the Defendants on their counterclaim is restricted to reducing or eliminating any claim, demand or cause of action of the Company against the Defendants, and is limited in amount to the total of any recovery by the Company on its claims, demands or causes of actions against the Defendants. The pursuit of this litigation may result in a diversion of management and other resources. Management believes that any ultimate liability arising from these actions would not have a material adverse effect on the company's financial condition or liquidity.

   Employment Agreements - The Predecessor entered into various employment agreements, as amended, with certain executives that provided for, among other things, annual base salaries and bonuses based on achievement of specific performance goals. Additionally, the Predecessor had entered into change of control agreements, as amended, with certain executives that under certain circumstances provided for cash payments and immediate vesting of any stock, stock option or other awards granted to such executive. The September 1999 preferred stock investment qualified as a change of control event under the change of control agreements, then in effect, entitling certain executives to various benefits if they were terminated or resign with good reason within 24 months of the event. During 1999, pursuant to terms of these employment agreements, change of control agreements and equity incentive plans, the Company recorded severance expense of approximately $4.5 million relating to resignations of several senior executive officers, including the retirement of its then chairman and chief executive officer, and approximately 1.9 million stock options or stock awards of Old Common Stock were immediately vested.

Note 14--Fair Values of Financial Instruments

   Carrying amounts and estimated fair values of financial instruments were as follows at December 31 (in thousands):

                                   Successor               Predecessor
                                      2001                     2000
                            ------------------------ ------------------------
                            Carrying Amt. Fair Value Carrying Amt. Fair Value
                            ------------- ---------- ------------- ----------
  Cash and cash equivalents    $5,850      $ 5,850     $ 32,314     $32,314
  Short-term investments...        --           --        1,293       1,293
  Vendor financing facility
    borrowings.............        --           --       10,568      10,568
  Old Senior Notes.........        --           --      110,669      56,025
  New Senior Notes.........     6,883       10,975           --          --

   Carrying amounts reported in the consolidated balance sheets for cash, cash equivalents and short-term investments approximate fair values. Fair values of Old Senior Notes are based on published market values. Fair values of vendor financing and New Senior Notes are based on interest rates available for issuance of similar debt with similar terms and maturities.

Note 15--Quarterly Financial Data (unaudited)

   Predecessor selected unaudited quarterly financial information is summarized as follows (in thousands, except per share data):

                                                                 Predecessor
                                            ----------------------------------------------------
                                                          Quarter Ended
                                            -----------------------------------------  Year Ended
                                            3/31/01(1) 6/30/01(2) 9/30/01  12/31/01(3)  12/31/01
                                            ---------- ---------- -------  ----------- ----------
Revenues...................................  $    248   $    184  $   119   $      78  $     629
Loss from operations.......................   (22,343)   (48,824)  (4,942)     (3,738)   (79,847)
Loss before extraordinary item.............   (27,637)   (54,124)  (6,855)   (297,352)  (385,968)
Net loss...................................   (27,637)   (54,124)  (6,855)   (168,461)  (257,077)
Basic and diluted net loss per common share     (0.70)     (1.37)   (0.17)      (4.28)     (6.52)

                                                                    Predecessor
                                                ---------------------------------------------------
                                                              Quarter Ended
                                                ----------------------------------------  Year Ended
                                                3/31/00   6/30/00   9/30/00   12/31/00(4)  12/31/00
                                                --------  --------  --------  ----------- ----------
Revenues....................................... $    398  $    363  $    243   $    237    $  1,241
Loss from operations...........................  (13,373)  (14,729)  (14,199)   (23,611)    (65,912)
Net loss.......................................  (14,825)  (17,183)  (16,332)   (28,432)    (76,772)
Basic and diluted net loss per common share (5)    (0.68)    (0.67)    (1.71)     (0.75)      (3.82)

(1) Net loss for the quarter includes a $3.9 million expense for writing a note receivable down to the value of the underlying collateral.
(2) Net loss for the quarter includes $41.3 million expense to write network and other equipment down to fair value less estimated costs to sell. Additional equipment impairments of $1.2 million and $150,000 are included in the quarters ended 9/30/01 and 12/31/01, respectively.
(3) Net loss for the quarter reflects the following:
    . Extraordinary gain of $128.9 million from the early extinguishments of debt;
    . Expense of $310.8 million for the revaluation of assets and liabilities to fair value as a result of the reorganization; and,
    . Expense of $30.0 million for write-off of original issue discount and deferred financing costs related to long-tem debt as a result of the reorganization.
(4) Net loss for the quarter includes a $9.3 million expense for writing a note receivable down to the value of the underlying collateral.
(5) Includes $0.16, $0.08 and $1.22 loss per share during the quarters ended March 31, June 30 and September 30, 2000, respectively, relating to deemed preferred dividends.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to our directors is incorporated herein by reference to the information included under "Election of Directors" and "Certain Transactions" in our definitive Proxy Statement to be filed with the Commission in connection with our 2002 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

   The information set forth under "Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information set forth under "Common Stock Ownership" in the Proxy Statement is incorporated herein by reference.

   For the sole purpose of calculating the aggregate market value of voting stock held by our non-affiliates as set forth on the cover page, we assumed that only directors, executive officers and greater than five percent stockholders as of the calculation date constituted affiliates; no acknowledgment by such persons of affiliate status is implied.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information set forth under "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

   (1)  Consolidated Financial Statements:

   Report of Independent Accountants (Post - Emergence)
   Report of Independent Accountants (Pre - Emergence)
   Consolidated Balance Sheets as of December 31, 2001 and 2000.
   Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.
   Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999.
   Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

   (2)  Financial Statement Schedules:

   The Company's management has determined that the presentation of schedules related to reserves is not required since such reserves and activity therein is immaterial.

   (3)  Exhibits

   The following Exhibits are, as indicated on the Exhibit Index, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings.

Exhibit
  No.                                                Title
-------                                              -----

2.1.*   Findings of Fact and Conclusions of Law Relating to, and Order under 11 U.S.C. Sections 1129(a)
        and (b) Confirming, the Debtors' and Official Committee of Unsecured Creditors' Joint Plan of
        Reorganization of Advanced Radio Telecom Corp., et al. under Chapter 11 of the Bankruptcy
        Code dated October 31, 2001.

2.2.*   Debtors' and Official Committee of Unsecured Creditors' Joint Plan of Reorganization under
        Chapter 11 of the Bankruptcy Code dated September 20, 2001

2.3.*   Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code in Respect of the Debtors'
        and Official Committee of Unsecured Creditors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001.

3.1.    Restated Certificate of Incorporation of the Registrant.

3.2.    Amendment to Certificate of Incorporation of the Registrant.

3.3.    Amended and Restated By-Laws of the Registrant.

4.1.    Specimen of Common Stock Certificate.

4.2.**  New Senior Secured Note and Class A Warrant Agreement.

4.3.**  Form of Class A Warrant.

4.4.**  Form of New Senior Secured Note.

4.5.**  Registration Rights Agreement.

4.6.**  Advanced Radio Telecom Corp. Stock Option Plan.

23.1    Consent of Independent Accountants.

24.1    Power of Attorney

99.1    Letter to Shareholders.

   -----

    * Previously filed with the Company's Periodic Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.

   ** Previously filed as an exhibit to Exhibit 2.2 of the Company's Periodic
      Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.

(b) Reports on Form 8-K.

  The Company did not file any Report on Form 8-K during the last quarter of the year ended December 31, 2001.

                                  SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of February 2002.

                                               FIRST AVENUE NETWORKS, INC.

                                               By:     /S/  DEAN M. JOHNSON
                                                   -----------------------------
                                                   Dean M. Johnson
                                                   President, Chief Executive
                                                   Officer

                                               FIRST AVENUE NETWORKS, INC.

                                               By:     /S/  SANDRA T. WATSON
                                                   -----------------------------
                                                   Sandra T. Watson
                                                   Chief Financial Officer
                                                   Principal Financial and
                                                   Accounting Officer


   Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

          Signature                       Title                   Date

    /S/  DEAN M. JOHNSON      Director                      February 27, 2002
-----------------------------
       Dean M. Johnson

   WHARTON B. RIVERS, JR.*    Director                      February 27, 2002
-----------------------------
    Wharton B. Rivers, Jr

   RICHARD L. SHORTEN, JR.*   Director                      February 27, 2002
-----------------------------
   Richard L. Shorten, Jr.

         NEIL SUBIN*          Director                      February 27, 2002
-----------------------------
         Neil Subin

       MATTHEW TEPLITZ*       Director                      February 27, 2002
-----------------------------
       Matthew Teplitz

       R. TED WESCHLER*       Director                      February 27, 2002
-----------------------------
       R. Ted Weschler

   */S/  SANDRA T. WATSON                                   February 27, 2002
-----------------------------
      Sandra T. Watson
      Attorney-in-fact

                                 EXHIBIT INDEX

Exhibit
  No.                                                Title
-------                                              -----

2.1.*   Findings of Fact and Conclusions of Law Relating to, and Order under 11 U.S.C. Sections 1129(a)
        and (b) Confirming, the Debtors' and Official Committee of Unsecured Creditors' Joint Plan of
        Reorganization of Advanced Radio Telecom Corp., et al. under Chapter 11 of the Bankruptcy
        Code dated October 31, 2001.

2.2.*   Debtors' and Official Committee of Unsecured Creditors' Joint Plan of Reorganization under
        Chapter 11 of the Bankruptcy Code dated September 20, 2001

2.3.*   Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code in Respect of the Debtors'
        and Official Committee of Unsecured Creditors' Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001.

3.1.    Restated Certificate of Incorporation of the Registrant.

3.2.    Amendment to Certificate of Incorporation of the Registrant.

3.3.    Amended and Restated By-Laws of the Registrant.

4.1.    Specimen of Common Stock Certificate.

4.2.**  New Senior Secured Note and Class A Warrant Agreement.

4.3.**  Form of Class A Warrant.

4.4.**  Form of New Senior Secured Note.

4.5.**  Registration Rights Agreement.

4.6.**  Advanced Radio Telecom Corp. Stock Option Plan.

23.1    Consent of Independent Accountants.

24.1    Power of Attorney

99.1    Letter to Shareholders.

   -----

    * Previously filed with the Company's Periodic Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.

   ** Previously filed as an exhibit to Exhibit 2.2 of the Company's Periodic
      Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.