Form 10-K/A
period 2001-12-31
FIRST AVENUE NETWORKS INC
filed 2002-03-14
CIK 1010286

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

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
                   (State or other               (I.R.S.
                   jurisdiction of       Employer Identification
                  incorporation or                No.)
                    organization)

            230 Court Square, Suite 202, Charlottesville, VA 22902
                   (Address of principal executive offices )

                                (434) 220-4988
             (Registrant's telephone number, including area code)

                               -----------------
          Securities registered pursuant to Section 12(b) of the Act:

                                        Name of Each Exchange on
                 Title of Each Class        Which Registered
                        None                      None

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

================================================================================

                        ITEM 12--COMMON STOCK OWNERSHIP

   The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's common stock as of February 22, 2002 by (i) the named executive officers, (ii) each of the Company's directors,
(iii) all of the Company's executive officers and directors as a group and (iv) each person (including any "group" as that term is used in Section 13(d)(3) of the Exchange Act) known to the Company to be the beneficial owner of more than five percent of the outstanding common stock. Unless otherwise indicated, the business address of each director and executive officer named below is c/o First Avenue Networks, Inc., 230 Court Square, Suite 202, Chartlottesville, Virginia, 22902. Except as noted below, each of the persons listed has sole investment and voting power with respect to the shares indicated.

   Beneficial ownership is determined by the rules of the Securities and Exchange Commission and includes voting or investment power of the securities. Shares of Common Stock subject to options or other rights to purchase which are now exercisable or are exercisable within 60 days after February 22, 2002 are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these options or other rights, but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person.

                                                       Beneficial Ownership
                                                       -------------------
     Name                                                Number     Percent
     ----                                              ----------   -------
     Aspen Partners--Series A (1).....................  4,014,232    16.7%
     Deutsche Bank AG.................................  1,686,176     7.0%
     Quaker Capital Management Corp. (2)..............  5,022,288    20.9%
     Quaker Capital Partners I, L.P. (3)..............  3,666,787    15.3%
     Peninsula Capital Partners (4)...................  6,324,491    26.4%
     Dean M. Johnson..................................     58,816       *
     Wharton B. Rivers, Jr............................     58,815       *
     Richard L. Shorten, Jr...........................         --      --
     Neil Subin.......................................         --      --
     Matthew Teplitz (5)..............................  3,666,787    15.3%
     R. Ted Weschler (6)..............................  6,324,491    26.4%
     Robert S. McCambridge............................         --      --
     Darla V. Norris..................................         --      --
     Thomas M. Walker.................................         --      --
     All executive officers and directors as a group
       (9 persons) (7)................................ 10,108,909    41.7%

--------
 * Less than 1.0%

(1) Includes 1,047,140 shares of common stock issuable upon exercise of warrants exercisable within 60 days of February 22, 2002.

(2) Includes 1,053,621 shares of common stock issuable upon exercise of warrants exercisable within 60 days of February 22, 2002. Includes 2,667,172 shares of common stock and 999,615 shares of common stock issuable upon exercise of warrants exercisable within 60 days of February 22, 2002 held by Quaker Capital Partners I, L.P., of which Quaker Capital Management Corp. is the registered investment advisor.

(3) Includes 999,615 shares of common stock issuable upon exercise of warrants exercisable within 60 days of February 22, 2002.

(4) Includes 1,693,053 shares of common stock issuable upon exercise of warrants exercisable within 60 days of February 22, 2002.

(5) Includes 2,667,172 shares of common stock and 999,615 shares of common stock issuable upon exercise of warrants exercisable within 60 days of February 22, 2002 held by Quaker Capital Partners I, L.P., of which
    Mr. Teplitz disclaims beneficial ownership. Mr. Teplitz is a partner of Quaker Premier L.P., the general partner of Quaker Capital Partners I, L.P.

(6) Includes 4,631,438 shares of common stock and 1,693,053 shares of common stock issuable upon exercise of warrants exercisable within 60 days of February 22, 2002 held by Peninsula Capital Partners, of which Mr. Weschler disclaims beneficial ownership. Mr. Weschler is the managing partner of Peninsula Capital Advisors, LLC, the entity that is the investment advisor to Peninsula Capital Partners.

(7) Includes shares described in notes 5 and 6 above.

                                  SIGNATURES

   Pursuant to the requirements of section 13 or 15(d) of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 13th day of March 2002.

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

          Signature                       Title                  Date

    /S/  DEAN M. JOHNSON      Director                      March 13, 2002
-----------------------------
       Dean M. Johnson

   WHARTON B. RIVERS, JR.*    Director                      March 13, 2002
-----------------------------
    Wharton B. Rivers, Jr

   RICHARD L. SHORTEN, JR.*   Director                      March 13, 2002
-----------------------------
   Richard L. Shorten, Jr.

         NEIL SUBIN*          Director                      March 13, 2002
-----------------------------
         Neil Subin

       MATTHEW TEPLITZ*       Director                      March 13, 2002
-----------------------------
       Matthew Teplitz

       R. TED WESCHLER*       Director                      March 13, 2002
-----------------------------
       R. Ted Weschler

   */S/  SANDRA T. WATSON                                   March 13, 2002
-----------------------------
      Sandra T. Watson
      Attorney-in-fact