Form 10-Q
period 2002-03-31
FIRST AVENUE NETWORKS INC
filed 2002-05-14
CIK 1010286

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ______________


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002


[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to

                        Commission File Number 000-21091

                                  ___________

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

                                 _____________

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [_] No [X].

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court: Yes [X] No [_].

    Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: Pursuant to its plan of reorganization, the registrant has 20,000,000 shares of its common stock outstanding as of May 6, 2002. As of such date, 18,512,064 shares have been distributed pursuant to the plan of reorganization.

================================================================================

                           FIRST AVENUE NETWORKS, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                                   Page
                                                                                   ----
Item 1.  Financial Statements                                                        3

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                         9

Item 3.  Quantitative and Qualitative Disclosures about Market                      12
         Risk


                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                        13

Item 6.  Exhibits and Reports on Form 8-K                                           13

 ITEM 1.  Financial Statements

                  FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                   (unaudited)
                        (in thousands, except share data)

                                                                                        Successor (Note 1)     Successor (Note 1)
                                                                                         March 31, 2002        December 31, 2001
                                                                                         --------------        -----------------
Current assets:
    Cash and cash equivalents ...................................................          $     5,557              $  5,850
    Accounts receivable, net ....................................................                   30                    45
    Prepaid expenses and other current assets ...................................                  223                   179
    Assets held for sale ........................................................                   70                   743
                                                                                           -----------         -------------
        Total current assets ....................................................                5,880                 6,817
Property and equipment, net .....................................................                  421                   468
FCC licenses ....................................................................               46,388                46,388
Other assets ....................................................................                   39                    21
                                                                                           -----------         -------------
        Total assets ............................................................          $    52,728              $ 53,694
                                                                                           ===========         =============
Current liabilities:
    Accounts payable ............................................................          $       513              $    457
    Accrued compensation and benefits ...........................................                  215                   238
    Accounts payable to related parties .........................................                  258                    --
    Accrued taxes other than income .............................................                  350                   350
    Other accrued liabilities ...................................................                  586                 1,177
                                                                                           -----------         -------------
        Total current liabilities ...............................................                1,922                 2,222
Senior secured notes, net .......................................................                7,366                 6,883
Other non-current liabilities ...................................................                3,871                 3,777
                                                                                           -----------         -------------
        Total liabilities .......................................................               13,159                12,882
                                                                                           -----------         -------------
Commitments and contingencies (Note 4)...........................................
Stockholders' equity:
    Common stock, $0.001 par value; 50,000,000 shares authorized, 20,000,000
      shares issued and outstanding .............................................                   20                    20
    Additional paid-in capital ..................................................               40,792                40,792
    Accumulated deficit .........................................................               (1,243)                   --
                                                                                           -----------         -------------
        Total stockholders' equity ..............................................               39,569                40,812
                                                                                           -----------         -------------
        Total liabilities and stockholders' equity ..............................          $    52,728              $ 53,694
                                                                                           ===========         =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                   (unaudited)
                      (in thousands, except per share data)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                   2002              2001
                                                                                   ----              ----
                                                                                Successor         Predecessor
                                                                                 (Note 1)          (Note 1)
                                                                                 --------          --------
Revenues ..................................................................      $     75          $    248
                                                                                 --------          --------
Costs and expenses:
    Technical and network operations ......................................            18             7,222
    Sales and marketing ...................................................            57             1,270
    General and administrative ............................................           743             8,411
    Provision for equipment impairment ....................................            --               432
    Depreciation and amortization .........................................            13             5,261
                                                                                 --------          --------
        Total costs and expenses ..........................................           831            22,596
                                                                                 --------          --------
Loss from operations ......................................................          (756)          (22,348)
                                                                                 --------          --------
Interest and other:
    Interest expense ......................................................          (577)           (5,867)
    Interest income .......................................................            41               267
    Other .................................................................            49               311
                                                                                 --------          --------
        Total interest and other ..........................................          (487)           (5,289)
                                                                                 --------          --------
Net loss ..................................................................      $ (1,243)         $(27,637)
                                                                                 ========          ========

Basic and diluted net loss per common share
        Net loss ..........................................................      $  (0.06)         $  (0.70)
                                                                                 ========          ========
Weighted average common shares ............................................        20,000            39,342
                                                                                 ========          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                  FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)
                                 (in thousands)

                                                                                        Three Months Ended March 31,
                                                                                        ----------------------------
                                                                                           2002               2001
                                                                                           ----               ----
                                                                                        Successor         Predeccessor
                                                                                         (Note 1)           (Note 1)
                                                                                         --------           --------
Cash flows from operating activities:
    Net loss ..................................................................         $ (1,243)            $(27,637)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Provision for equipment impairment ....................................               --                  432
        Provision for note impairment .........................................               --                3,896
        Non-cash stock-based compensation expense .............................               --                  224
        Depreciation and amortization .........................................               13                5,261
        Non-cash interest expense .............................................              577                  652
        Changes in operating assets and liabilities ...........................             (364)              (3,580)
                                                                                        --------             --------
           Net cash used in operating activities ..............................           (1,017)             (20,752)
                                                                                        --------             --------

Cash flows from investing activities:
    Proceeds from assets held for sale ........................................              745                   --
    Purchases of property and equipment .......................................              (21)              (6,535)
                                                                                        --------             --------
           Net cash provided by (used in) investing activities ................              724               (6,535)
                                                                                        --------             --------

Cash flows from financing activities:
    Proceeds from vendor financing facility borrowings ........................               --                  133
                                                                                        --------             --------
           Net cash provided by financing activities ..........................               --                  133
                                                                                        --------             --------

Net decrease in cash and cash equivalents .....................................             (293)             (27,154)

Cash and cash equivalents, beginning of period ................................            5,850               32,314
                                                                                        --------             --------

Cash and cash equivalents, end of period ......................................         $  5,557             $  5,160
                                                                                        ========             ========

Supplemental Disclosure of Cash Flow Information:
    Non-cash financing and investing activities:
        Additions to property and equipment ...................................         $     --             $  3,478
                                                                                        ========             ========
        Interest paid .........................................................         $     --             $  9,707
                                                                                        ========             ========
        Issuance of senior secured notes for paid-in-kind interest ............         $    278             $     --
                                                                                        ========             ========

   The accompanying notes are an integral part of these consolidated financial statements.

                  First Avenue Networks, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1--The Company and Basis of Presentation

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

    On October 31, 2001, the Bankruptcy Court approved the Company's Plan of Reorganization filed with the Bankruptcy Court on September 27, 2001 (the "Plan"). On December 20, 2001 (the "Effective Date"), the Company met all of the Conditions Precedent to the Effective Date (as defined), the Plan was effective and the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code. For financial reporting purposes, the Company reflected its emergence from bankruptcy as of the close of business on December 31, 2001.

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

    Interim financial statements - Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company's financial position and results of operation for the interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company's 2001 audited consolidated financial statements and notes thereto contained in the Company's 2001 Annual Report on Form 10-K.

    Use of estimates - Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Among the more significant estimates made by management include estimated useful lives of long-lived assets, fair values of assets and liabilities, and realization of deferred tax assets.

    FCC licenses - FCC licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2011. The Successor adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") as of December 31, 2001. FCC licenses are deemed to have an indefinite useful life and are not amortized. The Predecessor capitalized direct costs of obtaining licenses and amortized such costs on a straight-line basis over 40 years in accordance with Accounting Principles Board Opinion No. 17 "Intangible Assets". The following table presents a reconciliation of reported net loss for the three months ended March 31, 2001 in which the Company amortized FCC licenses to the net loss that would have been reported if the provisions of SFAS No. 142 had been applied in that period.

                                                       For the quarter ended
                                                       ---------------------
         (thousands except per share information)       3/31/02      3/31/01
                                                       --------     --------
         Reported net loss                             $ (1,149)    $(27,637)
         FCC license amortization                             -        2,403
                                                       --------     --------
         Adjusted net loss                             $ (1,149)    $(25,234)
                                                       ========     ========
         Net loss per common share                     $  (0.06)    $  (0.64)
                                                       ========     ========

    Impairment of long-lived assets - The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where undiscounted expected cash flows associated with such assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. Recoverability of the carrying value of FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party. The Successor considers the FCC licenses to have an indefinite useful life under the provisions of SFAS No. 142. The Company will perform an annual impairment test on this asset. If events and circumstances indicate the assets might be impaired, the Company will perform such a test on an interim basis. The impairment test compares the fair value of the FCC licenses with the carrying value of the asset. If the fair value is less than the carrying values an impairment loss will be recorded.

    Net loss per share - Calculation of loss per share by the Successor for the three months ended March 31, 2002 excludes the effect of options to purchase 940,000 shares of common stock since inclusion in such calculation would have been antidilutive. Calculation of loss per share by the Predecessor for the three months ended March 31, 2001 excludes the effect of approximately 40.0 million shares represented by convertible preferred stock, stock options and warrants to purchase common stock since inclusion in such calculation would have been antidilutive.

Note 2--Property and Equipment

    During the three months ended March 31, 2001, the Company recorded a provision for equipment impairment of $432,000 to write down the carrying value of certain network and other equipment to fair market value as a result of a decision to abandon the assets.

    During the three months ended March 31, 2002, the Company sold all of the assets held for sale at December 31, 2001 for $743,000 with no gain or loss on disposal. Certain assets held for use at December 31, 2001 are held for disposal at March 31, 2002 and have been recorded at fair market value less estimated costs to sell.

    As of March 31, 2002, the Company has $399,000 of equipment that is not being depreciated since it has not been placed in service.

Note 3--Related Party Transactions

    Holders of approximately 57% of the New Common Stock own approximately 93% of the outstanding New Senior Notes and New Class A Warrants. Representatives from two entities holding approximately 43% of the New Common Stock serve on the Company's Board of Directors.

    Accounts payable to related parties represents professional fees and expense reimbursements due to Cardinal Point Associates (CPA) that provided certain services to the Company during the bankruptcy period. CPA has filed an application for these fees and reimbursements with the Bankruptcy Court and is awaiting its approval. The Company's Chief Executive Officer and Chief Financial Officer were principals of CPA.


Note 4--Commitments and Contingencies

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

    The Company has pre-petition and post-petition priority claims totaling approximately $915,000 that are being disputed and remain unresolved as of March 31, 2002. The Company estimates that its maximum cash exposure to settle these claims is $543,000 that represents the Company's best estimate of the amounts that will be paid for the claims. The Company has recorded $443,000 as accounts payable and $100,000 as a component of accrued liabilities. The Company has not reflected the $372,000 remainder as a liability as it believes that it will be successful at negotiating favorable settlements on these disputed claims. Any adjustments to the estimated value of such claims will be recorded in income or loss from continuing operations in the period in which the claim is settled.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Cautionary Statement--This report includes "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. The Company cautions investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors at the end of the business section of the most recently filed Annual Report on Form 10-K.

  Overview

    The Company holds over 750 licenses granted by the Federal Communications Commission ("FCC") and provides wireless, high-speed, point-to-point telecommunications services to 23 customer links. The Company engineered these telecommunication links, purchased and installed radios and tested the links for proper operation and reliability. Its customers incorporate these fixed wireless transmission links into their telecommunication networks and utilize wireless links to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services.

    The Company's recoverability of its investment in FCC licenses is dependent on its successful execution of its business plan.

    The Company's strategy is to utilize its FCC licenses to provide telecommunications services in a capital efficient manner. In the short-term, the Company will seek to identify, contact and serve existing telecommunications carriers in a manner that does not require significant sales and marketing, operating and capital expenditures. Its long-term objective is to develop its business plan in response to carrier, business and other end-user customer demands for wireless, high-speed services.

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

    Under the Plan, the Company issued 20 million shares of new-post Chapter 11 common stock ("New Common Stock") to unsecured creditors and holders of Series A Preferred Stock ("Old Preferred Stock"). Each holder of an unsecured claim received its pro rata share of 19 million shares of New Common Stock. Each holder of Old Preferred Stock received its pro rata share of 1 million shares of New Common Stock. Holders of pre-chapter 11 common stock ("Old Common Stock") and holders of any other equity interest received no distributions under the Plan. All Old Common Stock, Old Preferred Stock and all other equity interests such as employee stock options and warrants were cancelled on the Effective Date.

    Prior to the Company's reorganization, it incurred significant operating costs and interest expense. While pursuing its short-term strategy, the Company expects significantly less costs in these areas. The Company also expects its general and administrative and sales and marketing costs to be less than those incurred by the predecessor.

  Results of Operations

     As a result of the Plan, the Company adopted fresh start reporting effective December 31, 2001, in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code." Pursuant to fresh start reporting, a new reporting entity was created. The new reporting entity's assets were recorded at their estimated fair value based on the confirmed Plan and its liabilities were recorded at the present value of the amounts to be paid. Results of operations for the three months ended March 31, 2001 are those of the predecessor entity. Results of operations for the three months ended March 31, 2002 are those of the successor entity. As a result of fresh start reporting, results of operations for the periods prior to the adoption of fresh start reporting will not be comparable to periods subsequent to the adoption.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

    Revenues for the three months ended March 31, 2002, decreased to $75,000 from $248,000 or 69.8% for the three months ended March 31, 2001. In 2001, revenues were primarily derived from Fast Ethernet metropolitan networks and OC-3 services. The Company also offered dedicated wireless links, providing services emphasizing unique links rather than links combined to form a network. At March 31, 2001, the Company provided service to approximately 120 customers. After the Petition Date, the Company discontinued services, dismantled its Fast Ethernet networks and substantially reduced the number of dedicated business links it offered. At March 31, 2002, the Company provided 23 dedicated wireless links to customers. The decrease in revenue in 2002 is due to the elimination of services and the decrease in customers.

    Technical and network operations costs and expenses are comprised primarily of compensation, facilities and backhaul rent and maintenance. Technical and network operations costs and expenses decreased 99.7% to $18,000 for the three months ended March 31, 2002, compared to $7.2 million for the three months ended March 31, 2001. This decrease resulted from (i) the elimination of all technical and network operations personnel as a result of seeking protection under Chapter 11 of the Bankruptcy Code and restructuring the Company and (ii) and the significant reduction in facilities and backhaul rent as a result of discontinuing services, dismantling its Fast Ethernet networks and substantially reducing the number of dedicated business links it offered. Percentage of revenue comparisons are not meaningful.

    Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting and advertising fees and expenses. These costs decreased 95.5% to $57,000 for the three months ended March 31, 2002, compared to $1.3 million for the three months ended March 31, 2001. This decrease resulted primarily from the elimination of marketing personnel and an elimination of all marketing efforts as a result of seeking bankruptcy protection and restructuring the Company. Percentage of revenue comparisons are not meaningful.

    General and administrative expenses decreased 91.1% to $743,000 for the three months ended March 31, 2002 from $8.4 million for the three months ended March 31, 2001. This decrease resulted primarily from the elimination of substantially all management, accounting, legal and other administrative personnel as a result of seeking bankruptcy protection and restructuring the Company. Included in general and administrative expenses for the three months ended March 31, 2001 is $3.9 million of expense for the impairment of a note receivable from Commco LLC. In 2000, the Company acquired FCC licenses from Commco LLC and loaned Commco LLC $13.0 million which was due in November 2000. Commco LLC declared bankruptcy in the fourth quarter of 2000. The Company wrote the receivable down to the fair value of the underlying collateral during the year ended December 31, 2000, and wrote off the remainder of the receivable balance in the first quarter of 2001. Percentage of revenue comparisons are not meaningful.

    During the three months ended March 31, 2001, the Company approved a plan to abandon certain of its network and other equipment. The Company recorded an impairment charge of $432,000 in the three months ended March 31, 2001 to write the carrying amount of these assets down to fair value.

    Depreciation and amortization expense of $13,000 for the three months ended March 31, 2002 decreased 99.8% from $5.3 million for the three months ended March 31, 2001. This decrease was due to the write down and disposal of network equipment as a result of seeking protection under Chapter 11 of the Bankruptcy Code and implementation of the Plan.

    Interest and other expenses decreased to $487,000 for the three months ended March 31, 2002 from $5.3 million for the three months ended March 31, 2001. This decrease is comprised of a 90.2%, or $5.3 million, decrease in interest expense and 84.6%, or $226,000, decrease in interest income. The decrease in interest expense was a result of the Company's debt restructuring in the Plan. The decrease in interest income was a result of a reduction in the average balance of cash and short-term investments of $20.0 million for the three months ended March 31, 2001compared to $5.7 million for the three months ended March 31, 2002. The decrease in the average cash balance resulted from (i) cash used for operating activities of $28.9 million for the year ended December 31, 2001; (ii) capital expenditures of $4.2 million for the year ended December 31, 2001; and
(iii) payment of $6.0 million to the holder of $11.3 million secured vendor financing facility for the year ended December 31, 2001 offset by issuing $11.0 million in Senior Secured Notes on the Effective Date.

    Liquidity and Capital Resources

    On April 20, 2001, the Company filed a voluntary petition with the Court for protection under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filing, the Company was prohibited from paying, and creditors were prohibited from attempting to collect, claims or debts arising prior to the Petition Date. On October 31, 2001, the Court approved the Plan. On December 20, 2001, after the Company met all of the Conditions Precedent to the Effective Date (as defined), the Plan was effective and the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code. On the Effective Date of the Plan, the Company:

    .  Filed an Amended and Restated Certificate of Incorporation;

    . Cancelled Old Common Stock, Old Preferred Stock and agreements to issue or purchase any additional equity interests;

    . Issued 19 million shares of New Common Stock to settle all unsecured creditor claims;

    . Issued 1 million shares of New Common Stock to holders of Old Preferred Stock;

    .  In return for $11.0 million in cash,
       . Issued $11.0 million of five-year Senior Secured Notes that bear paid in-kind interest at 9% and are secured by substantially all of the Company's assets; and,
       . Issued 4 million fully-vested, five-year New Class A Warrants with an exercise price of $0.01 to holders of Senior Secured Notes; and,

    . Paid the holder of the $11.3 million secured vendor financing claim $6.0 million in cash in full satisfaction of the debt.

    In February 2002, the Company verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of New Common Stock. The Company estimates that it will complete the verification of the remaining holders of unsecured claims by December 31, 2002 and make another distribution of stock certificates of New Common Stock. The Company will not make any additional distributions to holders of Old Preferred Stock.

    The Company distributed 17,512,064 and 1,000,000 shares of New Common Stock to holders of unsecured claims and holders of Old Preferred Stock, respectively, in February 2002. Once the Company completes the verification process it will distribute 1,487,936 New Common Shares to settle the remaining unsecured claims. If the verification process results in fewer than 1,487,936 New Common Shares being allocated to settle these claims, the difference between 1,487,936 and the number of shares required to settle the claims will be allocated to the New Common Stock holders who received the stock in settlement of unsecured claims on a pro rata basis relative to their current holdings.

    During the three months ended March 31, 2002, operating activities used cash of approximately $1.0 million as compared to $20.8 million during the three months ended March 31, 2001. Cash used by operating activities resulted primarily from the Company's net loss reduced by non-cash interest expense and depreciation and amortization.

    Investing activities provided cash of $724,000 primarily due to proceeds of $745,000, net of selling costs, from the sale of its network and other equipment during the three months ended March 31, 2002. Investing activities used cash of $6.5 million during the three months ended March 31, 2001 to acquire property and equipment.

    Senior Secured Notes are due on December 20, 2006 and are collateralized by all assets of the Company. They bear interest at the rate of 9% per annum that is payable quarterly through the issuance of additional Senior Secured Notes at the Company's option. Only if an event of default has occurred and is continuing is interest mandatorily payable in cash. During the three months ended March 31, 2002 the Company issued $278,000 of additional Senior Secured Notes for interest. The Senior Note and Class A Warrant Purchase Agreement contains covenants which limit the Company's ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets and enter into certain transactions with related parties.

    The Company recorded the issuance of the Senior Secured Notes net of the estimated fair value of the New Class A Warrants at the issuance date. Amortization of debt discount of $205,000 has been determined utilizing the effective interest rate method and is a component of interest expense for the three months ended March 31, 2002.

    The Company had cash and cash equivalents of $5.6 million at March 31, 2002. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses in the foreseeable future. It has altered its business plan to minimize expenditures and the amount of future capital required. The Company dismantled its networks, eliminated customer support and reduced its work force during 2001. At March 31, 2002, it had only three employees and non-cancelable financial commitments of less than $100,000 due in 2002. The Company believes that the cash balance at March 31, 2002 is sufficient to cover its operations and capital requirements through and including 2003.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's existing long-term debt has a fixed interest rate; however, future borrowings may bear interest at variable rates and accordingly, the Company's exposure to market risk for changes in interest rates may change in the future.

    At March 31, 2002, the Company had cash and cash equivalents of $5.6 million that were held in bank accounts and in certificates of deposits with an average interest rate of 1.6% and original maturity of less than three months. The Company's investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations. Our policy prohibits investing in instruments with maturities that exceed 35 days. The Company's investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

    The Company's long-term debt has a face value of $11.0 million and bears interest at a fixed rate of 9%. The debt is due in full in 2006.

PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Shareholders

         In a Consent in Lieu of Meeting of the Stockholders dated as of February 12, 2002, the stockholders of the Company resolved to amended the Company's Amended and Restated Certificate of Incorporation to change the name of the Company from "Advanced Radio Telecom Corp." to "First Avenue Networks, Inc." (the "Amendment"). 58% of the outstanding shares of the Company's capital stock voted in favor of the Amendment.

Item 6.  Exhibits and Reports on Form 8-K

         (b)    Reports on Form 8-K:

         Current report on Form 8-K filed with the Securities and Exchange Commission on January 4, 2002.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        First Avenue Networks, Inc.

           May 14, 2001                 By:   /s/  Dean M. Johnson
        -----------------                  -------------------------------------
               Date                           Dean M. Johnson
                                              President, Chief Executive Officer
                                              and Director


    Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:


                    Signature                                            Title                                  Date

          /s/    Dean M. Johnson                      President, Chief Executive Officer and                May 14, 2002
---------------------------------------------------   Director
                 Dean M. Johnson


        /s/    Sandra T. Watson                       Chief Financial Officer                               May 14, 2002
---------------------------------------------------   Principal Financial and Accounting Officer
                 Sandra T. Watson
                 Attorney-in-fact