Form 10-Q
period 2002-06-30
FIRST AVENUE NETWORKS INC
filed 2002-08-14
CIK 1010286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000—21091

FIRST AVENUE NETWORKS, INC.
(formerly known as Advanced Radio Telecom Corp.)
(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Court Square, Suite 202, Charlottesville, VA 22902
(Address of principal executive offices)

(434) 220-4988
(Registrant’s telephone number, including area code)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☐ No  ☒

          Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court:  Yes  ☒  No  ☐.

          Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Pursuant to its plan of reorganization, the registrant has 20,000,000 shares of its common stock outstanding as of August 2, 2002. As of such date, 18,512,064 shares have been distributed pursuant to the plan of reorganization.

FIRST AVENUE NETWORKS, INC.

ITEM 1.  Financial Statements

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	Successor (Note 1) June 30, 2002	Successor (Note 1) December 31, 2001

Current assets:
Cash and cash equivalents	$5,457	$5,850
Accounts receivable, net	22	45
Prepaid expenses and other current assets	192	179
Assets held for sale	—	743

Total current assets	5,671	6,817
Property and equipment, net	417	468
FCC licenses	46,388	46,388
Other assets	8	21

Total assets	$52,484	$53,694

Current liabilities:
Accounts payable	$484	$457
Accrued compensation and benefits	264	238
Accounts payable to related parties	258	—
Accrued taxes other than income	350	350
Other accrued liabilities	578	1,177

Total current liabilities	1,934	2,222
Senior secured notes, net	7,823	6,883
Other non-current liabilities	3,950	3,777

Total liabilities	13,707	12,882

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	40,808	40,792
Accumulated deficit	(2,051)	—

Total stockholders’ equity	38,777	40,812

Total liabilities and stockholders’ equity	$52,484	$53,694

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

	Successor (Note 1)	Predecessor (Note 1)	Successor (Note 1)	Predecessor (Note 1)

Revenues	$74	$184	$149	$432

Costs and expenses:
Technical and network operations	7	1,007	25	8,229
Sales and marketing	58	111	115	1,381
General and administrative	430	1,248	1,173	9,659
Provision for equipment impairment	—	40,803	—	41,235
Depreciation and amortization	2	5,285	15	10,546

Total costs and expenses	497	48,454	1,328	71,050

Loss from operations	(423)	(48,270)	(1,179)	(70,618)

Interest and other:
Interest expense	(552)	(1,835)	(1,129)	(7,702)
Interest income	21	52	62	319
Other	146	—	195	311

Total interest and other	(385)	(1,783)	(872)	(7,072)

Net loss before reorganization items	(808)	(50,053)	(2,051)	(77,690)

Reorganization items related to bankruptcy:
Professional fees and other reorganization costs	—	4,071	—	4,071

Net loss	$(808)	$(54,124)	$(2,051)	$(81,761)

Basic and diluted net loss per common share
Net loss	$(0.04)	$(1.37)	$(0.10)	$(2.08)

Weighted average common shares	20,000	39,471	20,000	39,390

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,

	2002	2001

	Successor (Note 1)	Predeccessor (Note 1)

Cash flows from operating activities:
Net loss	$(2,051)	$(81,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for equipment impairment	—	41,235
Provision for note impairment	—	3,896
Non-cash stock-based compensation expense	—	224
Depreciation and amortization	15	10,546
Gain on sale of assets held for resale	(132)	—
Non-cash income	(10)	—
Deferred income tax benefit	—	(530)
Non-cash interest expense	1,129	1,339
Changes in operating assets and liabilities	(248)	(1,455)

Net cash used in operating activities	(1,297)	(26,506)

Cash flows from investing activities:
Proceeds from assets held for sale	925	—
Purchase of short-term investments	—	1,293
Purchases of property and equipment	(21)	(4,206)

Net cash provided by (used in) investing activities	904	(2,913)

Cash flows from financing activities:
Proceeds from vendor financing facility borrowings	—	133

Net cash provided by financing activities	—	133

Net decrease in cash and cash equivalents	(393)	(29,286)
Cash and cash equivalents, beginning of period	5,850	32,314

Cash and cash equivalents, end of period	$5,457	$3,028

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Additions to property and equipment	$—	$3,478

Interest paid	$—	$9,707

Issuance of senior secured notes for paid-in-kind interest	$531	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Avenue Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1—The Company and Basis of Presentation

          First Avenue Networks, Inc. (collectively with its subsidiaries, the “Company”) owns over 750 wireless telecommunication licenses granted by the Federal Communications Commission (“FCC”) that provide coverage of substantially all of the continental United States with 39 GHz spectrum. This license portfolio represents over 980 million channel pops, calculated as number of channels in a given area multiplied by the population covered by these channels.

          The Company was previously known as Advanced Radio Telecom Corp. (“ART”). In February 2002, the shareholders approved amendments to the Certificate of Incorporation to change the Company’s name to First Avenue Networks, Inc. ART with its subsidiaries filed a voluntary petition with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on April 20, 2001 (the “Petition Date”).

          On October 31, 2001, the Bankruptcy Court approved the Company’s Plan of Reorganization filed with the Bankruptcy Court on September 27, 2001 (the “Plan”). On December 20, 2001 (the “Effective Date”), the Company met all of the Conditions Precedent to the Effective Date (as defined), the Plan was effective and the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code. For financial reporting purposes, the Company reflected its emergence from bankruptcy as of the close of business on December 31, 2001.

          As used herein, the term “Predecessor” refers to the Company and its operations for periods through December 31, 2001, while the term “Successor” is used to describe the Company and its operations for periods thereafter.

          The Company is subject to all of the risks inherent in an early-stage business in the telecommunication industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

          Interim financial statements – Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.   The accompanying interim condensed consolidated financial statements are unaudited.  In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operation for the interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2001 audited consolidated financial statements and notes thereto contained in the Company’s 2001 Annual Report on Form 10-K.

          Use of estimates – Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. The more significant estimates made by management include estimated useful lives of long-lived assets, fair values of assets and liabilities, and realization of deferred tax assets.

          FCC licenses – FCC licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2011. The Successor adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) as of December 31, 2001. FCC licenses are deemed to have an indefinite useful life and are not amortized. The Predecessor capitalized direct costs of obtaining licenses and amortized such costs on a straight-line basis over 40 years in accordance with Accounting Principles Board Opinion No. 17, “Intangible Assets”.   The following table presents a reconciliation of reported net loss for the three months and six months ended June 30, 2001 in which the Company amortized FCC licenses to the net loss that would have been reported if the provisions of SFAS No. 142 had been applied in those periods.

	Three months ended		Six months ended

(in thousands except per share information)	6/30/02	6/30/01	6/30/02	6/30/01

Reported net loss	$(808)	$(54,124)	$(2,051)	$(81,761)
FCC license amortization	—	2,404	—	4,807

Adjusted net loss	$(808)	$(51,720)	$(2,051)	$(76,954)

Proforma net loss per common share	$(0.04)	$(1.31)	$(0.10)	$(1.95)

          Impairment of long-lived assets – The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where undiscounted expected cash flows associated with such assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. Recoverability of the carrying value of FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party. The Successor considers the FCC licenses to have an indefinite useful life under the provisions of SFAS No. 142. The Company will perform an annual impairment test on this asset. If events and circumstances indicate the assets might be impaired, the Company will perform such a test on an interim basis. The impairment test compares the fair value of the FCC licenses with the carrying value of the asset. If the fair value is less than the carrying values an impairment loss will be recorded.

          Net loss per share – Calculation of loss per share by the Successor for the three months and six months ended June 30, 2002 excludes the effect of options to purchase 940,000 shares of common stock since inclusion in such calculation would have been antidilutive.  Calculation of loss per share by the Predecessor for the three months and six months ended June 30, 2001 excludes the effect of approximately 40.0 million shares represented by convertible preferred stock, stock options and warrants to purchase common stock since inclusion in such calculation would have been antidilutive.

Note 2—Property and Equipment

          During the three months and six months ended June 30, 2001, the Company recorded provisions for equipment impairment of $40.8 million and $41.2 million, respectively, to write down the carrying value of certain network and other equipment to fair market value as a result of a decision to abandon and dispose of these assets due to the termination of its networks.

          During the six months ended June 30, 2002, the Company sold all of the assets which were held for sale at December 31, 2001 and March 31, 2002 for $925,000 resulting in a gain of $132,000.

          As of June 30, 2002, the Company has $399,000 of equipment that is not being depreciated since it has not been placed in service.

Note 3—Related Party Transactions

          Holders of approximately 60% of the Company’s common stock own approximately 93% of the outstanding senior notes and Class A Warrants.  Representatives from two entities holding approximately 45% of the common stock serve on the Company’s Board of Directors.

          Accounts payable to related parties represents professional fees and expense reimbursements due to Cardinal Point Associates (“CPA”) that provided certain services to the Company during the bankruptcy period.  The Company’s Chief Executive Officer and Chief Financial Officer were principals of CPA.  The Company is seeking approval of these fees by the Bankruptcy Court.

Note 4—Commitments and Contingencies

          Contingencies – The Company is subject to certain claims and assessments and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

          In the normal course of business, the Company has various legal claims and other contingent matters outstanding. On October 31, 2001, the Company filed suit against Commco Partners, LLC (“Commco”) and Scott Reardon (together, the “Defendants”) in the United States Bankruptcy Court for the District of Delaware alleging breach of contract for non-payment of a $13.0 million bridge loan entered into in connection with the Company’s acquisition of 39 GHz licenses from BroadStream Communications Corporation as described in Note 5. On February 19, 2002, the Defendants served the Company with a counterclaim that asserts breach of contract under the contract for the purchase of the licenses and the realization of substantial damages due to the Company’s failure to register Old Common Stock held by the Defendants. As a result of a settlement agreement between the Company and the Defendants reached in connection with the Company’s bankruptcy proceedings, any recovery by the Defendants on their counterclaim is restricted to reducing or eliminating any claim, demand or cause of action of the Company against the Defendants, and is limited in amount to the total of any recovery by the Company on its claims, demands or causes of actions against the Defendants. The pursuit of this litigation may result in a diversion of management and other resources. Management believes that any ultimate liability arising from these actions would not have a material adverse effect on the company’s financial condition or liquidity.

          In May 2002, the Company was notified that the U.S. Department of Labor (“DOL”) had completed its investigation of the Predecessor’s 401(k) Retirement Plan (“401(k) Plan”).  The DOL has raised questions regarding the retention of the Predecessor’s common stock used to match employee contributions in the 401(k) Plan.  Under the Plan, all common stock was cancelled resulting in a complete loss of the value of the common stock held in the 401(k) Plan.  Correspondence from the DOL states that the DOL believes that the Plan’s fiduciaries were prudently required to sell the stock of the Company held in the 401(k) Plan at some date prior to the Petition Date and may not have complied with certain requirements of the Employee Retirement Income Security Act of 1974 (ERISA).  The DOL estimates that 401(k) Plan assets in excess of $1 million were lost as a result of failure to sell this  stock.  In July 2002, the Company responded to the DOL that it was not a fiduciary of the 401(k) Plan and, that even if it were, any potential liability was discharged on the Effective Date.   Management believes that any ultimate liability arising from this investigation will not have a material adverse effect on the Company’s financial condition or liquidity.

          The Company has pre-petition and post-petition priority claims totaling approximately $900,000 that are being disputed and remain unresolved as of June 30, 2002. The Company estimates that its maximum cash exposure to settle these claims is $528,000 which represents the Company’s best estimate of the amounts that will be paid for the claims. The Company has recorded $428,000 as accounts payable and $100,000 as a component of accrued liabilities. The Company has not reflected the $372,000 remainder as a liability as it believes that it will be successful at negotiating favorable settlements on these disputed claims. Any adjustments to the estimated value of such claims will be recorded in income or loss from continuing operations in the period in which the claim is settled.  During the six months ended June 30, 2002, the Company recorded income of $6,700 for claims that were settled for less than the recorded liability.  The Company anticipates resolving all claims by December 31, 2002.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Cautionary Statement–This report includes “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. The Company cautions investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors at the end of the business section of the Company’s most recently filed Annual Report on Form 10-K.

     Overview

          The Company holds over 750 licenses granted by the Federal Communications Commission (“FCC”) and provides wireless, high-speed, point-to-point telecommunications services to 21 customer links. The Company engineered these telecommunication links, purchased and installed radios and tested the links for proper operation and reliability. Its customers incorporate these fixed wireless transmission links into their telecommunication networks and utilize wireless links to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services.

          The Company’s recoverability of its investment in FCC licenses is dependent on its successful execution of its business plan.

          The Company’s strategy is to utilize its FCC licenses to provide telecommunications services in a capital efficient manner. In the short-term, the Company will seek to identify, contact and serve existing telecommunications carriers in a manner that does not require significant sales and marketing, operating and capital expenditures. Its long-term objective is to develop its business plan in response to carrier, business and other end-user customer demands for wireless, high-speed services.

          From its inception in 1993 through the first quarter of 2001, the Company acquired airwave capacity, or spectrum rights, through FCC auctions and purchase transactions, raised capital through public and private offerings of securities, acquired equipment and roof rights, and developed operating and support systems and networks. In 1998, it began to sell a variety of Internet services to end-users in Seattle, WA, Portland, OR, and Phoenix, AZ. In late 1999, the Company’s strategy evolved to providing high-speed transmission services, including Internet access to businesses. During 2000, it launched these services in ten markets. In the first quarter of 2001, the Company was unable to secure additional funding sources to continue to finance operations and service debt.

     Reorganization

          The Company sought reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Court”) on April 20, 2001 (the “Petition Date”). It terminated nearly all of its employees, terminated operation of its networks and eliminated customer support. A Joint Plan of Reorganization (“Plan”) was developed and was approved by the Court on October 31, 2001. On December 20, 2001 (“Effective Date”), the Plan was effective and the Company emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

          Under the Plan, the Company issued 20 million shares of new-post Chapter 11 common stock (“New Common Stock”) to unsecured creditors and holders of Series A Preferred Stock (“Old Preferred Stock”). Each holder of an unsecured claim received its pro rata share of 19 million shares of New Common Stock. Each holder of Old Preferred Stock received its pro rata share of 1 million shares of New Common Stock. Holders of pre-chapter 11 common stock (“Old Common Stock”) and holders of any other equity interest received no distributions under the Plan. All Old Common Stock, Old Preferred Stock and all other equity interests such as employee stock options and warrants were cancelled on the Effective Date.  As of August 2, 2002, the Company has distributed 18,512,064 shares to unsecured creditors and holders of Old Preferred Stock.  The remaining 1,487,936 shares will be distributed once all bankruptcy claims have been resolved.  (See Liquidity and Capital Resources for further discussion.)

          Prior to the Company’s reorganization, it incurred significant operating costs and interest expense. While pursuing its short-term strategy, the Company expects significantly less costs in these areas. The Company also expects its general and administrative and sales and marketing costs to be less than those incurred by the predecessor.

     Results of Operations

As a result of the Plan, the Company adopted fresh start reporting effective December 31, 2001, in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.”  Pursuant to fresh start reporting, a new reporting entity was created.  The new reporting entity’s assets were recorded at their estimated fair value based on the confirmed Plan and its liabilities were recorded at the present value of the amounts to be paid.  Results of operations for the three and six months ended June 30, 2001 are those of the predecessor entity.

Results of operations for the three and six months ended June 30, 2002 are those of the successor entity.  As a result of fresh start reporting, results of operations for the periods prior to the adoption of fresh start reporting will not be comparable to periods subsequent to the adoption.

     Six months ended June 30, 2002 compared to six months ended June 30, 2001

          Revenues for the six months ended June 30, 2002, decreased to $149,000 from $432,000 or 65.5% for the six months ended June 30, 2001.  In 2001, revenues were primarily derived from Fast Ethernet metropolitan networks and OC-3 services.  The Company also offered dedicated wireless links, providing services emphasizing unique links rather than links combined to form a network.  During the six months ended June 30, 2001, the Company provided service through as many as 120 links.  After the Petition Date, the Company discontinued services, dismantled its Fast Ethernet networks and substantially reduced the number of dedicated business links it offered.  At June 30, 2002, the Company provided 21 dedicated wireless links to customers. The decrease in revenue in 2002 is due to the elimination of services and the decrease in customers.

          Technical and network operations costs and expenses are comprised primarily of compensation, facilities and backhaul rent and maintenance. Technical and network operations costs and expenses decreased 99.7% to $25,000 for the six months ended June 30, 2002, compared to $8.2 million for the six months ended June 30, 2001. This decrease resulted from (i) the elimination of all technical and network operations personnel as a result of seeking protection under Chapter 11 of the Bankruptcy Code and restructuring the Company and (ii) and the significant reduction in facilities and backhaul rent as a result of discontinuing services, dismantling its Fast Ethernet networks and substantially reducing the number of dedicated business links it offered.  Percentage of revenue comparisons are not meaningful.

          Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting and advertising fees and expenses. These costs decreased 91.7% to $115,000 for the six months ended June 30, 2002, compared to $1.4 million for the six months ended June 30, 2001. This decrease resulted primarily from the elimination of marketing personnel and an elimination of all marketing efforts as a result of seeking bankruptcy protection and restructuring the Company. Percentage of revenue comparisons are not meaningful.

          General and administrative expenses decreased 87.9% to $1.2 million for the six months ended June 30, 2002 from $9.7 million for the six months ended June 30, 2001. This decrease resulted primarily from the elimination of substantially all management, accounting, legal and other administrative personnel as a result of seeking bankruptcy protection and restructuring the Company.  General and administrative expenses for the six months ended June 30, 2002 are primarily comprised of compensation, occupancy expenses, professional fees and insurance.  Included in general and administrative expenses for the six months ended June 30, 2001 is $3.9 million of expense for the impairment of a note receivable from Commco LLC. In 2000, the Company acquired FCC licenses from Commco LLC and loaned Commco LLC $13.0 million which was due in November 2000. Commco LLC declared bankruptcy in the fourth quarter of 2000. The Company wrote the receivable down to the fair value of the underlying collateral during the year ended December 31, 2000, and wrote off the remainder of the receivable balance in the first quarter of 2001. Percentage of revenue comparisons are not meaningful.

          The Company approved a plan to abandon and dispose of certain of its network and other equipment during the six months ended June 30, 2001. The Company recorded an impairment charge of $41.2 million in the six months ended June 30, 2001 to write the carrying amount of these assets down to fair value.

          Depreciation and amortization expense of $15,000 for the six months ended June 30, 2002 decreased 99.9% from $10.5 million for the six months ended June 30, 2001. This decrease was due to the write down and disposal of network equipment as a result of seeking protection under Chapter 11 of the Bankruptcy Code and implementation of the Plan.

          Interest and other expenses decreased 87.7% to $872,000 for the six months ended June 30, 2002 from $7.1 million for the six months ended June 30, 2001. This decrease is comprised of an 85.3%, or $6.6 million, decrease in interest expense and an 80.6%, or $257,000, decrease in interest income. The decrease in interest expense was a result of the Company’s debt restructuring in the Plan.

          Reorganization items for the six months ended June 30, 2001 represent costs resulting from seeking protection under Chapter 11 of the Bankruptcy Code and emerging from bankruptcy.  Reorganization costs include lease termination, severance and other direct costs of $3.8 million and professional fees of $250,000.

     Three months ended June 30, 2002 compared to three months ended June 30, 2001

          Revenues for the three months ended June 30, 2002, decreased to $74,000 from $184,000 or 59.8% for the three months ended June 30, 2001. In 2001, revenues were primarily derived from Fast Ethernet metropolitan networks and OC-3 services.  The Company also offered dedicated wireless links, providing services emphasizing unique links rather than links combined to form a network.  During April 2001, the Company provided service through as many as 120 links.  After the Petition Date, the Company discontinued services, dismantled its Fast Ethernet networks and substantially reduced the number of dedicated business links it offered. At June 30, 2002, the Company provided 21 dedicated wireless links to customers. The decrease in revenue in 2002 is due to the elimination of services and the decrease in customers.

          Technical and network operations costs and expenses are comprised primarily of compensation, facilities and backhaul rent and maintenance. Technical and network operations costs and expenses decreased 99.3% to $7,000 for the three months ended June 30, 2002, compared to $1.0 million for the three months ended June 30, 2001. This decrease resulted from (i) the elimination of all technical and network operations personnel as a result of seeking protection under Chapter 11 of the Bankruptcy Code and restructuring the Company and (ii) and the significant reduction in facilities and backhaul rent as a result of discontinuing services, dismantling its Fast Ethernet networks and substantially reducing the number of dedicated business links it offered.  Percentage of revenue comparisons are not meaningful.

          Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting and advertising fees and expenses. These costs decreased 47.8% to $58,000 for the three months ended June 30, 2002, compared to $111,000 for the three months ended June 30, 2001. This decrease resulted primarily from the elimination of marketing personnel and an elimination of all marketing efforts as a result of seeking bankruptcy protection and restructuring the Company.  Percentage of revenue comparisons are not meaningful.

          General and administrative expenses decreased 65.5% to $431,000 for the three months ended June 30, 2002 from $1.2 million for the three months ended June 30, 2001. This decrease resulted primarily from the elimination of substantially all management, accounting, legal and other administrative personnel as a result of seeking bankruptcy protection and restructuring the Company.  General and administrative expenses for the three months ended June 30, 2002 are primarily comprised of compensation, occupancy expenses, professional fees and insurance.  Percentage of revenue comparisons are not meaningful.

          The Company approved a plan to abandon and dispose of certain of its network and other equipment during the three months ended June 30, 2001. The Company recorded an impairment charge of $40.8 million in the three months ended June 30, 2001 to write the carrying amount of these assets down to fair value.

          Depreciation and amortization expense of $2,000 for the three months ended June 30, 2002 decreased 99.9% from $5.3 million for the three months ended June 30, 2001. This decrease was due to the write down and disposal of network equipment as a result of seeking protection under Chapter 11 of the Bankruptcy Code and implementation of the Plan.

          Interest and other expenses decreased to $385,000 for the three months ended June 30, 2002 from $1.8 million for the three months ended June 30, 2001. This decrease is comprised of  (i) 69.9%, or $1.3 million, decrease in interest expense; (ii) 59.6%, or $31,000, decrease in interest income; and, (iii) $146,000 increase in other income. The decrease in interest expense was a result of the Company’s debt restructuring in the Plan.  The decrease in interest income was a result of smaller cash balances and decreasing interest rates.   Other income for the three months ended June 30, 2002 includes $132,000 gain on the disposal of assets held for sale at December 31, 2001.

          Reorganization items for the three months ended June 30, 2001 represent costs resulting from seeking protection under Chapter 11 of the Bankruptcy Code and emerging from bankruptcy.   Reorganization costs include lease termination, severance and other direct costs of $3.8 million and professional fees of $250,000.

     Liquidity and Capital Resources

          On April 20, 2001, the Company filed a voluntary petition with the Court for protection under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filing, the Company was prohibited from paying, and creditors were prohibited from attempting to collect, claims or debts arising prior to the Petition Date. On October 31, 2001, the Court approved the Plan. On December 20, 2001, after the Company met all of the Conditions Precedent to the Effective Date (as defined), the Plan was effective and the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code. On the Effective Date of the Plan, the Company:

•	Filed an Amended and Restated Certificate of Incorporation;

•	Cancelled Old Common Stock, Old Preferred Stock and agreements to issue or purchase any additional equity interests;

•	Issued 19 million shares of New Common Stock to settle all unsecured creditor claims;

•	Issued 1 million shares of New Common Stock to holders of Old Preferred Stock;

•	In return for $11.0 million in cash,
• Issued $11.0 million of five-year Senior Secured Notes that bear paid in-kind interest at 9% and are secured by substantially all of the Company’s assets; and,

	•	Issued 4 million fully-vested, five-year New Class A Warrants with an exercise price of $0.01 to holders of Senior Secured Notes; and,

•	Paid the holder of the $11.3 million secured vendor financing claim $6.0 million in cash in full satisfaction of the debt.

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

          During the six months ended June 30, 2002, operating activities used cash of approximately $1.3 million as compared to $26.5 million during the six months ended June 30, 2001. Cash used by operating activities during the six months ended June 30, 2002 resulted primarily from the Company’s net loss reduced by non-cash interest expense and depreciation and amortization.  Cash used by operating activities during the six months ended June 30, 2001 resulted primarily from the Company’s net loss reduced by a provision for equipment impairment and non-cash interest expense and depreciation and amortization.

          Investing activities provided cash of $904,000 primarily due to proceeds of $925,000, net of selling costs, from the sale of its network and other equipment during the six months ended June 30, 2002.  Investing activities used cash of $2.9 million during the six months ended June 30, 2001 to acquire property and equipment.

          Senior Secured Notes are due on December 20, 2006 and are collateralized by all assets of the Company. They bear interest at the rate of 9% per annum that is payable quarterly through the issuance of additional Senior Secured Notes at the Company’s option. Only if an event of default has occurred and is continuing is interest mandatorily payable in cash. During the six months ended June 30, 2002 the Company issued $531,000 of additional Senior Secured Notes for interest.  The Senior Note and Class A Warrant Purchase Agreement contains covenants which limit the Company’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets and enter into certain transactions with related parties.

          The Company recorded the issuance of the Senior Secured Notes net of the estimated fair value of the New Class A Warrants at the issuance date.   Amortization of debt discount of $409,000 has been determined utilizing the effective interest rate method and is a component of interest expense for the six months ended June 30, 2002.

          The Company had cash and cash equivalents of $5.5 million at June 30, 2002. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses in the foreseeable future. It has altered its business plan to minimize expenditures and the amount of future capital required. The Company dismantled its networks, eliminated customer support and reduced its work force during 2001. At June 30, 2002, it had three employees and non-cancelable financial commitments of less than $100,000 due in 2002. The Company believes that the cash balance at June 30, 2002 is sufficient to cover its operations and capital requirements through and including 2003.

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Company’s existing long-term debt has a fixed interest rate; however, future borrowings may bear interest at variable rates and accordingly, the Company’s exposure to market risk for changes in interest rates may change in the future.

          At June 30, 2002, the Company had cash and cash equivalents of $5.5 million that were held in bank accounts and in certificates of deposits with an average interest rate of 1.8% and have an original maturity of less than three months. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations. Its policy prohibits investing in instruments with maturities that exceed 35 days. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

          The Company’s long-term debt has a face value of $11.0 million and bears interest at a fixed rate of 9%.  The debt is due in full in 2006.

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings

In May 2002, the Company was notified that the U.S. Department of Labor (“DOL”) had completed its investigation of the Predecessor’s 401(k) Retirement Plan (“401(k) Plan”).  The DOL has raised questions regarding the retention of the Predecessor’s common stock used to match employee contributions in the 401(k) Plan.  Under the Plan, all common stock was cancelled resulting in a complete loss of the value of the common stock held in the 401(k) Plan.  Correspondence from the DOL states that the DOL believes that the Plan’s fiduciaries were prudently required to sell the stock of the Company held in the 401(k) Plan at some date prior to the Petition Date.  The DOL estimates that 401(k) Plan assets in excess of $1 million were lost as a result of failure to sell this  stock.  In July 2002, the Company responded to the DOL that it was not a fiduciary of the 401(k) Plan and, that even if it were, any potential liability was discharged on the Effective Date.  Management believes that any ultimate liability arising from this investigation will not have a material adverse effect on the Company’s financial condition or liquidity.

Item 4.         Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders (the “Annual Meeting”) on April 8, 2002. Matters submitted to a vote of Company stockholders and voting results were as follows:

(i)

Stockholders elected Dean M. Johnson, Wharton B. Rivers, Jr., Richard L. Shorten, Jr., Neil Subin, Matthew Teplitz and R. Ted Weschler as directors of the Company.  Votes cast at the Annual Meeting with respect to this matter were as follows:

Nominee	Votes in favor of election	Votes to withhold authorization for election

Dean M. Johnson	12,073,769	61,603
Wharton B. Rivers, Jr.	12,127,666	7,706
Richard L. Shorten, Jr	12,135,293	79
Neil Subin	12,135,293	79
Matthew Teplitz	12,135,293	79
R. Ted Weschler	12,135,293	79

(ii)

Stockholders approved the Company’s stock option plan.  Votes cast at the Annual Meeting with respect to this matter were 11,147,477 votes in favor of the approval of the stock option plan, 18,019 votes against the approval and 13,555 votes abstained.

Item 6.         Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Title

99.1	Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as Adopted to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

            The Company did not file a Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AVENUE NETWORKS, INC

August 14, 2002	By:	/s/ DEAN M. JOHNSON

Date		Dean M. Johnson
President, Chief Executive Officer and Director

     Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DEAN M. JOHNSON	President, Chief Executive Officer and	August 14, 2002

Dean M. Johnson	Director

/s/ SANDRA T. WATSON	Chief Financial Officer	August 14, 2002

Sandra T. Watson	Principal Financial and Accounting Officer