Form 10-Q
period 2002-09-30
FIRST AVENUE NETWORKS INC
filed 2002-10-31
CIK 1010286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000–21091

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☐  No  ☒.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court:  Yes  ☒  No  ☐.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Pursuant to its plan of reorganization, the registrant has 20,000,000 shares of its common stock outstanding as of October 18, 2002. As of such date, 18,512,064 shares have been distributed pursuant to the plan of reorganization.

FIRST AVENUE NETWORKS, INC.

INDEX

PART I.    FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands, except share data)

	Successor (Note 1) September 30, 2002	Successor (Note 1) December 31, 2001
Current assets:
Cash and cash equivalents	$5,302	$5,850
Accounts receivable, net	19	45
Prepaid expenses and other current assets	171	179
Assets held for sale	—	743

Total current assets	5,492	6,817
Property and equipment, net	397	468
FCC licenses	46,388	46,388
Other assets	4	21

Total assets	$52,281	$53,694

Current liabilities:
Accounts payable	$420	$457
Accrued compensation and benefits	320	238
Accounts payable to related parties	258	—
Accrued taxes other than income	350	350
Other accrued liabilities	607	1,177

Total current liabilities	1,955	2,222
Senior secured notes, net	8,287	6,883
Other non-current liabilities	4,043	3,777

Total liabilities	14,285	12,882

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	40,831	40,792
Accumulated deficit	(2,855)	—

Total stockholders’ equity	37,996	40,812

Total liabilities and stockholders’ equity	$52,281	$53,694

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	Successor (Note 1)	Predecessor (Note 1)	Successor (Note 1)	Predecessor (Note 1)
Revenues	$72	$120	$221	$552

Costs and expenses:
Technical and network operations	3	510	28	8,739
Sales and marketing	44	1	159	1,382
General and administrative	365	1,951	1,538	11,610
Provision for equipment impairment	—	1,192	—	42,427
Depreciation and amortization	2	2,499	17	13,045

Total costs and expenses	414	6,153	1,742	77,203

Loss from operations	(342)	(6,033)	(1,521)	(76,651)

Interest and other:
Interest expense	(557)	(724)	(1,686)	(8,426)
Interest income	25	18	87	337
Other	70	—	265	311

Total interest and other	(462)	(706)	(1,334)	(7,778)

Net loss before reorganization items	(804)	(6,739)	(2,855)	(84,429)
Reorganization items related to bankruptcy:
Professional fees and other reorganization costs	—	115	—	4,186

Net loss	$(804)	$(6,854)	$(2,855)	$(88,615)

Basic and diluted net loss per common share
Net loss	$(0.04)	$(0.17)	$(0.14)	$(2.25)

Weighted average common shares	20,000	39,471	20,000	39,417

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2002	2001
	Successor (Note 1)	Predeccessor (Note 1)
Cash flows from operating activities:
Net loss	$(2,855)	$(88,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for equipment impairment	—	42,427
Provision for note impairment	—	3,896
Non-cash stock-based compensation expense	—	224
Depreciation and amortization	17	13,045
Gain on sale of assets	(153)	—
Non-cash income	(10)	—
Deferred income tax benefit	—	(530)
Non-cash interest expense	1,686	2,063
Changes in operating assets and liabilities	(176)	(257)

Net cash used in operating activities	(1,491)	(27,747)

Cash flows from investing activities:
Proceeds from sale of assets	964	—
Purchase of short-term investments	—	1,293
Purchase of property and equipment	(21)	(4,206)

Net cash provided by (used in) investing activities	943	(2,913)

Cash flows from financing activities:
Proceeds from vendor financing facility borrowings	—	133

Net cash provided by financing activities	—	133

Net decrease in cash and cash equivalents	(548)	(30,527)
Cash and cash equivalents, beginning of period	5,850	32,314

Cash and cash equivalents, end of period	$5,302	$1,787

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Additions to property and equipment	$—	$3,478

Interest paid	$—	$9,707

Issuance of senior secured notes for paid-in-kind interest	$790	$—

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

Interim financial statements—Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operation for the interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2001 audited consolidated financial statements and notes thereto contained in the Company’s 2001 Annual Report on Form 10-K.

Use of estimates—Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. The more significant estimates made by management include estimated useful lives of long-lived assets, fair values of assets and liabilities, and realization of deferred tax assets.

FCC licenses—FCC licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2011. The Successor adopted the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”) as of December 31, 2001. FCC licenses are deemed to have an indefinite useful life and are not amortized. The Predecessor capitalized direct costs of obtaining licenses and amortized such costs on a straight-line basis over 40 years in accordance with Accounting Principles Board Opinion No. 17, “Intangible Assets”. The following table presents a reconciliation of reported net loss for the three months and nine months ended September 30, 2001 in which the Company amortized FCC licenses to the net loss that would have been reported if the provisions of SFAS No. 142 had been applied in those periods.

	Three months ended		Nine months ended
	9/30/02	9/30/01	9/30/02	9/30/01
(in thousands except per share information)
Reported net loss	$(804)	$(6,854)	$(2,855)	$(88,615)
FCC license amortization	—	2,403	—	7,210

Adjusted net loss	$(804)	$(3,451)	$(2,855)	$(81,405)

Proforma net loss per common share	$(0.04)	$(0.09)	$(0.14)	$(2.07)

Impairment of long-lived assets—The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where undiscounted expected cash flows associated with such assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. Recoverability of the carrying value of FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party. The Successor considers the FCC licenses to have an indefinite useful life under the provisions of SFAS No. 142. The Company will perform an annual impairment test on this asset. If events and circumstances indicate the assets might be impaired, the Company will perform such a test on an interim basis. The impairment test compares the fair value of the FCC licenses with the carrying value of the asset. If the fair value is less than the carrying value, an impairment loss will be recorded.

Net loss per share—Calculation of loss per share by the Successor for the three months and nine months ended September 30, 2002 excludes the effect of options to purchase 940,000 shares of common stock and warrants to purchase 4.0 millions shares of common stock since inclusion in such calculation would have been antidilutive. Calculation of loss per share by the Predecessor for the three months and nine months ended September 30, 2001 excludes the effect of approximately 40.0 million shares represented by convertible preferred stock, stock options and warrants to purchase common stock since inclusion in such calculation would have been antidilutive.

Note 2—Property and Equipment

During the three months and nine months ended September 30, 2001, the Company recorded provisions for equipment impairment of $1.2 million and $42.4 million, respectively, to write down the carrying value of certain network and other equipment to fair market value as a result of a decision to abandon and dispose of these assets due to the termination of its networks.

During the nine months ended September 30, 2002, the Company sold all of the assets that were held for sale at December 31, 2001 for $925,000 resulting in a gain of $132,000.

As of September 30, 2002, the Company has $382,000 of equipment that is not being depreciated since it has not been placed in service.

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

Note 4—Commitments and Contingencies

Contingencies—The Company is subject to certain claims and assessments and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

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

The Company has pre-petition and post-petition priority claims totaling approximately $780,000 that are being disputed and remain unresolved as of September 30, 2002. The Company estimates that its maximum cash exposure to settle these claims is $505,000 which represents the Company’s best estimate of the amounts that will be paid for the claims. The Company has recorded $405,000 as accounts payable and $100,000 as a component of accrued liabilities. The Company has not reflected the $275,000 remainder as a liability as it believes that it will be successful at negotiating favorable settlements on these disputed claims. Any adjustments to the estimated value of such claims will be recorded in income or loss from continuing operations in the period in which the claim is settled. The Company anticipates resolving all claims by December 31, 2002.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement—This report includes “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. The Company cautions investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors at the end of the business section of the Company’s most recently filed Annual Report on Form 10-K.

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

Under the Plan, the Company issued 20 million shares of new-post Chapter 11 common stock (“New Common Stock”) to unsecured creditors and holders of Series A Preferred Stock (“Old Preferred Stock”). Each holder of an unsecured claim received its pro rata share of 19 million shares of New Common Stock. Each holder of Old Preferred Stock received its pro rata share of 1 million shares of New Common Stock. Holders of pre-chapter 11 common stock (“Old Common Stock”) and holders of any other equity interest received no distributions under the Plan. All Old Common Stock, Old Preferred Stock and all other equity interests such as employee stock options and warrants were cancelled on the Effective Date. As of October 18, 2002, the Company has distributed 18,512,064 shares to unsecured creditors and holders of Old Preferred Stock. The remaining 1,487,936 shares will be distributed once all bankruptcy claims have been resolved. (See Liquidity and Capital Resources for further discussion.)

Prior to the Company’s reorganization, it incurred significant operating costs and interest expense. While pursuing its short-term strategy, the Company expects significantly less costs in these areas. The Company also expects its general and administrative and sales and marketing costs to be less than those incurred by the Predecessor.

Results of Operations

As a result of the Plan, the Company adopted fresh start reporting effective December 31, 2001, in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Pursuant to fresh start reporting, a new reporting entity was created. The new reporting entity’s assets were recorded at their estimated fair value based on the confirmed Plan and its liabilities were recorded at the present value of the amounts to be paid. Results of operations for the three and nine months ended September 30, 2001 are those of the predecessor entity. Results of operations for the three and nine months ended September 30, 2002 are those of the successor entity. As a result of fresh start reporting, results of operations for the periods prior to the adoption of fresh start reporting will not be comparable to periods subsequent to the adoption.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

Revenues for the nine months ended September 30, 2002 decreased 60.0% to $221,000 from $552,000 for the nine months ended September 30, 2001. In 2001, revenues were primarily derived from Fast Ethernet metropolitan networks and OC-3 services. The Company also offered dedicated wireless links, providing services emphasizing unique links rather than links combined to form a network. During the nine months ended September 30, 2001, the Company provided service through as many as 120 links. After the Petition Date, the Company discontinued services, dismantled its Fast Ethernet networks and substantially reduced the number of dedicated business links it offered. At September 30, 2002, the Company provided 21 dedicated wireless links to customers. The decrease in revenue in 2002 is due to the elimination of services and the decrease in customers.

Technical and network operations costs and expenses are comprised primarily of compensation, facilities and backhaul rent and maintenance. Technical and network operations costs and expenses decreased 99.7% to $28,000 for the nine months ended September 30, 2002, compared to $8.7 million for the nine months ended September 30, 2001. This decrease resulted from (i) the elimination of all technical and network operations personnel as a result of seeking protection under Chapter 11 of the Bankruptcy Code and restructuring the Company and (ii) the significant reduction in facilities and backhaul rent as a result of discontinuing services, dismantling the Company’s Fast Ethernet networks and substantially reducing the number of dedicated business links it offered. Percentage of revenue comparisons are not meaningful.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting and advertising fees and expenses. These costs decreased 88.5% to $159,000 for the nine months ended September 30, 2002, compared to $1.4 million for the nine months ended September 30, 2001. This decrease resulted primarily from the elimination of marketing personnel and an elimination of all marketing efforts as a result of seeking bankruptcy protection and restructuring the Company. Percentage of revenue comparisons are not meaningful.

General and administrative expenses decreased 86.8% to $1.5 million for the nine months ended September 30, 2002 from $11.6 million for the nine months ended September 30, 2001. This decrease resulted primarily from the elimination of substantially all management, accounting, legal and other administrative personnel as a result of seeking bankruptcy protection and restructuring the Company. General and administrative expenses for the nine months ended September 30, 2002 are primarily comprised of compensation, occupancy expenses, professional fees and insurance. Included in general and administrative expenses for the nine months ended September 30, 2001 is $3.9 million of expense for the impairment of a note receivable from Commco LLC. In 2000, the Company acquired FCC licenses from Commco LLC and loaned Commco LLC $13.0 million which was due in November 2000. Commco LLC declared bankruptcy in the fourth quarter of 2000. The Company wrote the receivable down to the fair value of the underlying collateral during the year ended December 31, 2000, and wrote off the remainder of the receivable balance in the first quarter of 2001. Percentage of revenue comparisons are not meaningful.

The Company approved a plan to abandon and dispose of certain of its network and other equipment during the nine months ended September 30, 2001. The Company recorded an impairment charge of $42.4 million in the nine months ended September 30, 2001 to write the carrying amount of these assets down to fair value.

Depreciation and amortization expense of $17,000 for the nine months ended September 30, 2002 decreased 99.9% from $13.0 million for the nine months ended September 30, 2001. This decrease was due to the write-down and disposal of network equipment as a result of seeking protection under Chapter 11 of the Bankruptcy Code and implementation of the Plan.

Interest and other expenses decreased 82.8% to $1.3 million for the nine months ended September 30, 2002 from $7.8 million for the nine months ended September 30, 2001. This decrease is comprised of an 80.0%, or $6.7 million, decrease in interest expense and an 74.2%, or $250,000, decrease in interest income. The decrease in interest expense was a result of the Company’s debt restructuring in the Plan.

Reorganization items for the nine months ended September 30, 2001 represent costs resulting from seeking protection under Chapter 11 of the Bankruptcy Code and emerging from bankruptcy. Reorganization costs include lease termination, severance and other direct costs of $3.8 million and professional fees of $365,000.

Three months ended September 30, 2002 compared to three months ended September 30, 2001

Revenues for the three months ended September 30, 2002 decreased 40% to $72,000 from $120,000 for the three months ended September 30, 2001. In 2001, revenues were primarily derived from Fast Ethernet metropolitan networks and OC-3 services. The Company also offered dedicated wireless links, providing services emphasizing unique links rather than links combined to form a network. During April 2001, the Company provided service through as many as 120 links. After the Petition Date, the Company discontinued services, dismantled its Fast Ethernet networks and substantially reduced the number of dedicated business links it offered. At September 30, 2002, the Company provided 21 dedicated wireless links to customers. The decrease in revenue in 2002 is due to the elimination of services and the decrease in customers.

Technical and network operations costs and expenses are comprised primarily of compensation, facilities and backhaul rent and maintenance. Technical and network operations costs and expenses decreased 99.4% to $3,000 for the three months ended September 30, 2002, compared to $510,000 for the three months ended September 30, 2001. This decrease resulted from (i) the elimination of all technical and network operations personnel as a result of seeking protection under Chapter 11 of the Bankruptcy Code and restructuring the Company and (ii) the significant reduction in facilities and backhaul rent as a result of discontinuing services, dismantling the Company’s Fast Ethernet networks and substantially reducing the number of dedicated business links it offered. Percentage of revenue comparisons are not meaningful.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting and advertising fees and expenses. These costs increased $44,000 for the three months ended September 30, 2002, compared to $1,000 for the three months ended September 30, 2001. During the three months ended September 30, 2001, the Company had no marketing personnel and no marketing efforts as a result of seeking bankruptcy protection and restructuring. The increase resulted from the Company having one business development employee during the three months ended September 30, 2002. Percentage of revenue comparisons are not meaningful.

General and administrative expenses decreased 81.3% to $365,000 for the three months ended September 30, 2002 from $2.0 million for the three months ended September 30, 2001. This decrease resulted primarily from the elimination of substantially all management, accounting, legal and other administrative personnel as a result of seeking bankruptcy protection and restructuring the Company. General and administrative expenses for the three months ended September 30, 2002 are primarily comprised of compensation, occupancy expenses, professional fees and insurance. Percentage of revenue comparisons are not meaningful.

The Company approved a plan to abandon and dispose of certain of its network and other equipment during the second quarter of 2001. During the three months ended September 30, 2001, the Company recorded an impairment charge of $1.2 million to write the carrying amount of these assets down to fair value.

Depreciation and amortization expense of $2,000 for the three months ended September 30, 2002 decreased 99.9% from $2.5 million for the three months ended September 30, 2001. This decrease was due to the write down and disposal of network equipment as a result of seeking protection under Chapter 11 of the Bankruptcy Code and implementation of the Plan.

Interest and other expenses decreased to $462,000 for the three months ended September 30, 2002 from $706,000 for the three months ended September 30, 2001. This decrease is comprised of a 23.1%, or $167,000, decrease in interest expense offset by (i) a 38.9%, or $7,000, increase in interest income; and, (iii) a $70,000 increase in other income. The decrease in interest expense was a result of the Company’s debt restructuring in the Plan.

Reorganization items for the three months ended September 30, 2001 represent professional fees resulting from seeking protection under Chapter 11 of the Bankruptcy Code and emerging from bankruptcy.

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

During the nine months ended September 30, 2002, operating activities used cash of approximately $1.5 million as compared to $27.7 million during the nine months ended September 30, 2001. Cash used by operating activities during the nine months ended September 30, 2002 resulted primarily from the Company’s net loss reduced by non-cash interest expense and depreciation and amortization. Cash used by operating activities during the nine months ended September 30, 2001 resulted primarily from the Company’s net loss reduced by a provision for equipment and note impairment and non-cash interest expense and depreciation and amortization.

Investing activities provided cash of $943,000 primarily due to proceeds of $964,000, net of selling costs, from the sale of its network and other equipment during the nine months ended September 30, 2002. Investing activities used cash of $2.9 million during the nine months ended September 30, 2001 to acquire property and equipment.

Senior Secured Notes are due on December 20, 2006 and are collateralized by all assets of the Company. They bear interest at the rate of 9% per annum that is payable quarterly through the issuance of additional Senior Secured Notes at the Company’s option. Only if an event of default has occurred and is continuing is interest mandatorily payable in cash. During the nine months ended September 30, 2002, the Company issued $790,000 of additional Senior Secured Notes for interest. The Senior Note and Class A Warrant Purchase Agreement contains covenants which limit the Company’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets and enter into certain transactions with related parties.

The Company recorded the issuance of the Senior Secured Notes net of the estimated fair value of the New Class A Warrants at the issuance date. Amortization of debt discount of $614,000 has been determined utilizing the effective interest rate method and is a component of interest expense for the nine months ended September 30, 2002.

The Company had cash and cash equivalents of $5.3 million at September 30, 2002. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses in the foreseeable future. It has altered its business plan to minimize expenditures and the amount of future capital required. The Company dismantled its networks, eliminated customer support and reduced its work force during 2001. At September 30, 2002, it had three employees and non-cancelable financial commitments of less than $100,000 due in 2002. The Company believes that the cash balance at September 30, 2002 is sufficient to cover its operations and capital requirements through and including 2003.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s existing long-term debt has a fixed interest rate; however, future borrowings may bear interest at variable rates and accordingly, the Company’s exposure to market risk for changes in interest rates may change in the future.

At September 30, 2002, the Company had cash and cash equivalents of $5.3 million that were held in bank accounts and in certificates of deposits with an average interest rate of 1.65% and have an original maturity of less than three months. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government and its agencies and commercial paper of domestic corporations. Its policy prohibits investing in instruments with maturities that exceed 35 days. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

The Company’s long-term debt has a face value of $11.8 million and bears interest at a fixed rate of 9%. The debt is due in full in 2006.

ITEM 4.     CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of the chief executive officer and the chief financial officer of the Company has concluded that the Company’s disclosure controls and procedures are effective in connection with the Company’s filing of this quarterly report on Form 10-Q for the period ended September 30, 2002.

There were no significant changes in the Company’s internal controls or in any other factors which could significantly affect those controls subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II—OTHER INFORMATION

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K

The Company did not file a Form 8-K during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AVENUE NETWORKS, INC.

By:	/s/ DEAN M. JOHNSON
Dean M. Johnson President, Chief Executive Officer and Director

October 31, 2002
Date

Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DEAN M. JOHNSON Dean M. Johnson	President, Chief Executive Officer and Director	October 31, 2002

/s/ SANDRA T. WATSON Sandra T. Watson	Chief Financial Officer Principal Financial and Accounting Officer	October 31, 2002

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Dean M. Johnson, President, Chief Executive Officer and Director of the Company, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of First Avenue Networks, Inc. (the “registrant”);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DEAN M. JOHNSON
Dean M. Johnson President, Chief Executive Officer and Director

Date:  October 31, 2002

CERTIFICATION PURSUANT TO
RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS ADOPTED PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sandra T. Watson, Chief Financial Officer of the Company, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of First Avenue Networks, Inc. (the “registrant”);

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ SANDRA T. WATSON
Sandra T. Watson Chief Financial Officer

Date:  October 31, 2002

CERTIFICATION PURSUANT TO
SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, as chief executive officer of First Avenue Networks, Inc. (the “Company”), does hereby certify that to the undersigned’s knowledge:

1)  the Company’s Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)  the information contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ DEAN M. JOHNSON
Dean M. Johnson CEO and President

Dated:  October 31, 2002

CERTIFICATION PURSUANT TO
SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, as chief financial officer of First Avenue Networks, Inc. (the “Company”), does hereby certify that to the undersigned’s knowledge:

1)  the Company’s Form 10-Q for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)  the information contained in the Company’s Form 10-Q for the quarterly period ended September 30, 2002 fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ SANDRA T. WATSON
Sandra T. Watson Chief Financial Officer

Dated:  October 31, 2002