Form 10-K
period 2002-12-31
FIRST AVENUE NETWORKS INC
filed 2003-03-26
CIK 1010286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

For the Year Ended December 31, 2002	Commission File Number 000–21091

FIRST AVENUE NETWORKS, INC.

(formerly known as Advanced Radio Telecom Corp.)

(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Court Square, Suite 202, Charlottesville, VA 22902

(Address of principal executive offices)

(434) 220-4988

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Common Stock ($0.001 Par Value)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):    Yes  ☐     No ☒.

The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $1.7 million on March 7, 2003. As of March 7, 2003, non-affiliates held 4.9 million shares of the common stock which had been distributed.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Pursuant to its plan of reorganization, the registrant has 20,000,000 shares of its common stock outstanding as of March 7, 2003. As of such date, 18,512,064 shares have been distributed pursuant to the plan of reorganization.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: Part III:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2003 Annual Meeting of Stockholders.

FIRST AVENUE NETWORKS, INC.

PART I

ITEM 1.    BUSINESS

Overview

We hold over 750 39 GHz licenses granted by the Federal Communications Commission (“FCC”) and provide wireless, high-speed, point-to-point telecommunications services. Our licenses cover nearly all of the area and population of the contiguous United States. Over 170 of our licenses cover the top 50 Basic Economic Areas (“BEA”) by population and result in our holding nearly 350 MHz of spectrum on average in these most populous areas. In total, our spectrum portfolio represents over 980 million channel pops, calculated as number of channels in a given area multiplied by the population covered by these channels.

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

We currently have 14 fixed transmission links that our customers incorporate into their telecommunication networks and utilize to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services. The data transmission capacity of these links ranges from T-1 (1.5 Mbps, or 24 simultaneous phone calls) to OC-3 (155 Mbps). We own all of the equipment serving our customers and contract for whatever property rights (such as roof rights) are required to provide our service.

We emerged from bankruptcy in December 2001. We currently have three employees and limited operations. At December 31, 2002, our FCC licenses represented 79% of our assets. Our focus is on pursuing business development opportunities that utilize our 39 GHz licenses.

We are a Delaware corporation organized in 1993. In February 2002, our shareholders approved an amendment to the Certificate of Incorporation to change our name from Advanced Radio Telecom Corp. to First Avenue Networks, Inc.

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

Reorganization

In April 2001, we sought to reorganize our business under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (“Court”). We terminated nearly all of our employees, terminated operation of our networks and eliminated customer support. We developed a Joint Plan of Reorganization (“Plan”) that was approved by the Court on October 31, 2001. On December 20, 2001 (“Effective Date”), the Plan was effective and we emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

Under the Plan, we issued 20 million shares of new post-Chapter 11 common stock (“New Common Stock”) to our unsecured creditors and holders of our Series A Preferred Stock (“Old Preferred Stock”). Each holder of an unsecured claim received its pro rata share of 19 million shares of New Common Stock. Each holder of our Old Preferred Stock received its pro rata share of 1 million shares of New Common Stock. Holders of our pre-Chapter 11 common stock (“Old Common Stock”) and holders of any other equity interest received no distribution under the Plan. All Old Common Stock, Old Preferred Stock and all other equity interests such as employee stock options and warrants were cancelled on the Effective Date.

These transactions and related transactions are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” under Item 7 of this report.

Industry Discussion

Telecommunication users continue to demand reliable, fast and inexpensive transport services. However, the climate for the implementation of new wireless, high-speed, point-to-point telecommunications services of the type we provide has not been attractive. Market acceptance of these types of services has not yet been strong. Consumers continue to turn to terrestrial facilities, such as DSL and cable modems, while demand for service from wireless operators using unlicensed spectrum is increasing. Tight capital markets continue to restrict access to the funding required to develop broadband wireless networks.

Notwithstanding the recent difficulties of emerging telecommunications businesses like ours, management believes that there are certain business environment conditions that broadly frame out future opportunities. According to equity reports and research analysts, the metro access last-mile segment of the transport market is expected to enjoy the highest gross margins (45% to 50%) and the highest annual growth rates (20% to 30%) through 2005, as compared with long haul and metro transport segments. As new technology, applications and services evolve in response to demands for rapid, reliable and less expensive transport, we believe opportunities for high-speed, wireless transmission services will increase.

Our Business Strategy

Our strategy is to utilize our FCC licenses in a capital efficient manner. Our long-term objective is to develop our business plan in response to carrier, business and other customer demands for wireless, high-speed telecommunications services.

Current.    In the short-term, we will seek to identify, contact and serve existing telecommunication carriers and end users in a manner that does not require significant sales and marketing, operating and capital expenditures. We believe that the greatest near-term opportunity is to make our spectrum capacity available to those companies linking to implement fixed wireless backbone systems. We are pursuing opportunities to (i) provide wireless backbone networks for internet service providers (ISPs) and competitive local exchange carriers (CLECs); (ii) provide short-range OC-3 links to fiber optic data and telephony carriers, allowing them to extend the reach of their networks; (iii) provide point to point links between buildings for organizations with metropolitan areas and campus environments; and, (iv) connect remote cellular tower sites to the telephone network. To minimize capital requirements and operational risks, we may enter into joint ventures with established telecommunication industry participants. Such arrangements may include capital cost sharing through equipment sharing, joint ventures and other similar arrangements.

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

Our 39 GHz Wireless Broadband Licenses

The FCC has allocated the use of the 37.0–40.0 GHz airwave band consisting of fourteen 100 MHz channels by issuing licenses for the provision of wireless telecommunications services within a specified geographic territory. The licenses issued in the 37.0-40.0 GHz band are generally referred to as 39 GHz licenses.

Our spectrum licenses were acquired through application with the FCC and purchase contracts with other spectrum holders. Additionally, in 2000, we were the winning bidder for 253 licenses covering substantially all of the contiguous United States in an auction conducted by the FCC. In total, we hold over 750 licenses that represent over 980 million channel pops. Our licenses were granted for initial ten-year terms with expirations ranging from 2006 through 2011. We have an anticipation of renewal upon a showing of “substantial service” as determined by the FCC. Over 170 of our licenses cover the top 50 BEAs and result in our holding nearly 350 MHz of spectrum on average in these most populous areas. The following chart presents our BEA license holdings and total channel pops in each of our top 50 BEAs based upon 2000 census data.

BEA	BEA Licenses(1)	Total Channel Pops
		(millions)
New York, NY	4	97.0
Los Angeles, CA	4	71.3
San Francisco, CA	4	40.3
Detroit, MI	5	33.3
Philadelphia, PA	4	31.6
Washington, DC/Baltimore, MD	3	31.2
Chicago, IL	3	29.6
Boston, MA	3	28.4
Dallas, TX	3	26.5
Houston, TX	3	22.1
Atlanta, GA	3	20.8
Cleveland, OH	4	18.8
Miami, FL	3	18.0
Seattle, WA	3	15.8
Pittsburgh, PA	5	14.3
Puerto Rico	1	14.3

BEA	BEA Licenses(1)	Total Channel Pops
		(millions)
Minneapolis, MN	2	13.9
Orlando, FL	4	13.7
Denver, CO	3	13.3
Indianapolis, IN	4	12.7
Portland, OR	4	12.2
San Diego, CA	2	11.5
Salt Lake City, UT	3	10.6
Nashville, TN	4	10.2
San Antonio, TX	4	10.2
Phoenix, AZ	2	10.1
Kansas City, MO	4	9.8
Raleigh, NC	6	9.8
New Orleans, LA	5	8.6
St. Louis, MO	3	8.1
Columbus, OH	4	8.1
Syracuse, NY	4	7.7
Jacksonville, FL	4	7.5
Oklahoma City, OK	5	7.4
Greenville, SC	3	7.4
Cincinnati, OH	3	7.3
Tampa, FL	2	7.1
Milwaukee, WI	3	7.1
Sacramento, CA	2	6.8
Charlotte, NC	4	6.7
Austin, TX	5	6.7
Rochester, NY	5	6.4
Albany, NY	5	6.4
Birmingham, AL	3	6.3
Las Vegas, NV	2	6.2
Greensboro, NC	3	5.7
Louisville, KY	2	5.6
Tulsa, OK	1	5.5
Buffalo, NY	3	5.5
Des Moines, IA	3	5.4
Total top 50 markets	171	800.8
Grand total BEA and legacy licenses	753	985.8

(1)	BEA licenses represent only those licenses granted by the FCC that encompass Basic Economic Areas. First Avenue Networks holds additional licenses that represent areas that overlap BEAs and have different regulatory characteristics. These licenses are referred to as “legacy” licenses.

Our Foreign Licenses

We have certain foreign subsidiaries that have been granted broadband wireless authorizations covering Finland, Norway and the United Kingdom. In 2002, we returned all of these licenses to the respective foreign regulators and began liquidating our foreign subsidiaries.

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

We expect to compete primarily on the basis of responsiveness to customer needs, time required to deploy, quality of service, price, transmission speed and reliability. We cannot give any assurance that we will be able to compete effectively in any of our markets with any of our existing or potential competitors. Many of our competitors have long-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we do. Additionally, market perceptions as to reliability and security for the relatively earlier-stage wireless networks as compared to copper or fiber networks provide us with additional marketing challenges. We may not be able to exploit new or emerging technologies or adapt to changes in customer requirements more quickly than these competitors, or devote the necessary resources to the marketing and sale of our services.

Following are types of providers with which we now compete or may compete in the future:

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

Copper Networks of the Local Exchange Carriers.    We face significant competition from the traditional local telephone companies that typically deliver telecommunication services over copper networks and can provide broadband services via Digital Subscriber Lines (DSL). These companies have long-standing relationships with their customers and substantial name recognition.

Coaxial Cable Networks.    We are likely to face competition from cable television operators, which provide high-speed data transmission capability over installed coaxial cable television networks. We believe that in order to provide broadband capacity to a significant number of businesses, cable operators will be required to spend significant time and capital to upgrade and extend their existing networks to a more advanced network architecture. However, we can give no assurance that competition from cable television operators will not be significant.

Other Fixed Wireless Networks.    We also face competition from other service providers that utilize fixed wireless technology including Teligent, Inc., Winstar Communications, Inc. (currently IDT Solutions) and XO Communications, Inc. In many cases, these service providers hold FCC licenses to operate in the same markets we do. Winstar and Teligent have positioned themselves as fixed wireless telecommunications service providers, and therefore will compete with us in offering broadband telecommunication services to off-fiber businesses and buildings. XO also has the ability to provide wireless broadband services. These companies potentially have access to greater financial resources than we do.

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

The FCC has already allocated 300 MHz of spectrum in the 5 GHz band, and shortly intends to allocate another 255 MHz of spectrum, for unlicensed devices to provide short-range, high-speed wireless digital communications. These frequencies must be shared with incumbent users without causing interference. The allocation was designed to facilitate the creation of new wireless local area networks, and thus may compete with our strategy of providing wireless telecommunication services. It is too early for us to predict, however, how and to what extent this particular frequency may be used in competition with our services.

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

Government Regulation

Our wireless broadband services are subject to regulation by federal, state and local governmental agencies. At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless services) and has exclusive jurisdiction over all interstate telecommunications services; that is, those that originate in one state and terminate in another state. State regulatory commissions have jurisdiction over intrastate communications; that is, those that originate and terminate in the same state. Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements and requiring installation permits. The regulations of these agencies are continually evolving through rulemakings and other administrative and judicial proceedings, and there is no guarantee that in the future regulatory changes will not have an adverse effect on our business.

Federal Regulation

FCC Licensing.    As an FCC licensee and regulatee, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing the services we can provide, and rules related to construction and operation of our services. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under certain circumstances, including certain violations of FCC rules, our licenses may be revoked, canceled or conditioned, or we may be fined. Among other things, the Communications Act of 1934, as amended, and the FCC Rules and Regulations impose requirements on radio licensees and carriers that include regulations on the ownership, operation, acquisition and sale of the broadband operating radio systems that are needed to provide the services we offer. The operational rules generally provide significant flexibility to licensees operating in the 37.0-40.0 GHz band. For example, licensees are permitted to offer point-to-multipoint and point-to-point services, and will be permitted to provide mobile services upon adoption of inter-licensee coordination policies.

Our 39 GHz licenses, like other FCC licenses, are generally granted for an initial ten-year term, subject to renewal. In order to obtain renewal of a 39 GHz license, the licensee must demonstrate that it has provided “substantial service” during its license term. What level of service is considered “substantial” will vary depending upon the type of offering by the licensee, and the FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license canceled.

Licenses in this band are subject to an arrangement between the FCC and the Department of Industry of Canada regarding sharing between broadband wireless systems along the U.S.-Canada border. Additionally, this band is subject to satellite power flux density limits that are subject to change. We cannot assure you that the ultimate resolution of these issues will not adversely affect our operations.

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

State Regulation

Many of our services, either now or in the future, may be classified as intrastate and therefore may be subject to state regulation. Under current state regulations services that can be provided are:

•	Local access services;

•	Dedicated access services;

•	Private network services, for businesses and other entities; and,

•	Long distance toll services.

Employees

As of March 7, 2003 we had three employees, none of whom is represented by a collective bargaining agreement.

Risk Factors

The following risk factors should be reviewed and considered. Any of the following risks could materially adversely affect our business, financial conditions or results of operation. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

Our FCC licenses may be canceled or revoked for violations of the FCC’s rules, which could limit our operations and growth.

Our FCC radio licenses comprise 79% of the book value of our assets. As an FCC licensee and regulatee, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing the services we can provide and the prices we charge, and rules related to construction and operation of our services. Under certain circumstances, our licenses may be revoked, canceled, or conditioned. For example, the licenses may be revoked for violations of the FCC’s rules or we may be fined. The loss of some of our licenses could limit the expansion of our business. Even the initiation of a proceeding that may result in the loss of our licenses could adversely affect our business. We have had no correspondence from the FCC or any other regulatory body which would indicate that we are in violation of any of the requirements of our licenses.

Our FCC licenses may not be renewed upon expiration.

Our 39 GHz licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2011. For renewal, we must demonstrate that we have provided “substantial service” during the license term. The level of service that will be considered “substantial” may vary depending upon our type of product offering. The FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the market area. We may not be able to meet the substantial service requirement before the expiration date of our licenses or the FCC may modify its definition of substantial service. In the future, we may offer products for which the FCC establishes more stringent substantial service requirements. We may be unable to meet the FCC’s renewal requirements and could lose our licenses. The loss of some of our licenses could limit the expansion of our business.

An investment in us or sale of our assets may trigger a repayment of FCC small business bidding credit.

We acquired 39 GHz licenses for BEAs in a FCC auction in 2000. For this auction, the FCC found that we qualified under its regulations as a “very small business” and consequently awarded us a 35 percent bidding credit, reducing our gross winning bids by approximately $41.5 million. Under the FCC’s rules, if control of the licenses acquired in this auction is transferred or assigned to an entity that does not meet the financial requirements for “very small businesses”, the amount of the bidding credit may be required to be repaid to the FCC. If a change in control of the licenses occurs before October 18, 2003, $31.1 million of the bidding credit must be repaid with interest. The bidding credit required to be repaid decreases by 25% or $10.4 million on each October 18 until October 18, 2005 when no repayment of the bidding credit would be required if control of the licenses were transferred. To qualify as a “very small business”, an entity, its controlling investors, the entity’s affiliates, and the affiliates of the entity’s controlling investors must collectively have average gross revenues for the prior three years of $15 million or less. We may find it more difficult to obtain investors or purchasers since potential investors or potential purchasers of our assets may trigger a significant repayment obligation to the FCC.

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

The value of our licenses could continue to decline.

Our wireless licenses comprise virtually all of our assets. The value of any or all of our licenses could continue to decrease as a result of:

•	increases in supply of spectrum that provides similar functionality;

•	a decrease in the demand for services offered with these licenses;

•	values placed on similar licenses in future FCC auctions;

•	regulatory limitations on transfers of these licenses; and,

•	bankruptcy or liquidation of any other comparable companies.

We expect to incur negative cash flows and operating losses during at least the next few years.

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

•	raise adequate additional capital when required;

•	attract and retain an adequate customer base;

•	deploy and commercialize our services;

•	attract and retain experienced and talented personnel as needed; and,

•	establish strategic business relationships.

We may not be able to do any of these successfully, and our failure to do so is likely to harm our operating results.

We may be unsuccessful in executing our short-term strategy of serving existing telecommunications carriers in a manner that does not require significant sales and marketing costs, other operating costs or capital expenditures.

We presently have only three employees and operate with limited resources. Our ability to find and respond to opportunities to deliver our services in a cost-effective manner may be limited by the number of personnel we employ and our lack of capital and other operational resources. Even if we are able to find customers to whom we can provide services, we may have to hire additional personnel without whom we may only be able to provide limited support for those services, which could result in customer dissatisfaction. Additionally, our competitors may be better able to seek out opportunities to provide services and may be better able to respond to such opportunities than we are.

In the long-term, we may be unable to successfully discover and respond to business opportunities to utilize our 39 GHz licenses.

Our long-term strategy requires that we both identify uses for our 39 GHz licenses and be able to effectively implement a business plan with respect to such uses. Opportunities for us to provide services may not arise due to one or more of the following factors:

•	the availability, performance and price of viable alternatives;

•	our inability to create awareness and acceptance of our services; and,

•	our limited resources available to pursue possible opportunities for the provision of services.

We also will have limited resources available to develop our long-term business plan. If a longer-term opportunity does arise, we may not have the capacity to respond in a timely manner. Additionally, we have many competitors who may be better prepared to respond quickly to increasing demand for the services we provide. If we are unprepared to implement a solution when an opportunity arises, we may never achieve profitability.

We may be unable to successfully execute on any longer-term business opportunities that we determine to pursue.

We currently have only three employees and maintain limited capital infrastructure. We have minimum internal systems and do not operate a service and support organization. If we identify a longer-term business opportunity for our services, we will need to build our infrastructure and operational capabilities. Depending on our business plan, our ability to do so could be affected by one of more of the following factors:

•	our ability to raise substantial additional capital to fund our operations on acceptable terms, or at all;

•	the ability of our equipment, equipment suppliers and service providers to perform as we expect;

•	our ability to execute our strategy, which could be affected by our limited experience in providing high-speed transmission services;

•	our ability to effectively manage our third party relationships;

•	our ability to secure suitable locations for our radios and antennas;

•	our ability to manage the expansion of our operations, which could result in increased costs, high employee turnover or damage to customer relationships;

•	our ability to attract and retain qualified personnel, which may be affected by the significant competition in our industry for persons experienced in information technology and engineering;

•	equipment failure or interruption of service, which could adversely affect our reputation and our relations with our customers; and,

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address the above factors would have a significant impact on our ability to implement any business plan. The recoverability of our investment in FCC licenses is dependent on our successful execution of our business plan.

We have limited financial resources and may be unable to secure additional capital to operate our business.

We had a cash balance of $5.3 million at December 31, 2002. While we expect this cash balance to support our operations through and including 2004, unforeseen expenses and business opportunities could cause us to spend money more rapidly than expected. Even if our estimates are correct, we will need additional capital to operate our business after 2004 and to pay the debt due in December 2006. We may not be able to secure the necessary financing to continue with our short-term strategy after that time at all, or on acceptable terms. Any longer-term business opportunities we may undertake will also likely require us to obtain additional capital. We may be unable to secure additional financing on acceptable terms, or at all, to pursue such opportunities. If we are unable to secure capital when needed, we may be unable to maintain our licenses or continue any level of operations.

In light of our brief operating history, change of strategy, and adoption of “fresh start” accounting, investors may have difficulty evaluating us.

We have a limited operating history under our current business strategy. As a result of the effectiveness of the Reorganization Plan, we adopted “fresh start” reporting as of December 31, 2001 and eliminated our accumulated deficit. As of the Effective Date, we had a complete change in strategy and a new management team. As a result, only one year of operating and financial information about our current strategy is available and our recent financial results are not comparable to prior periods.

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

Because the provision of wireless high-speed transmission services represents an emerging sector of the telecommunications industry, the demand for our services is uncertain. A substantial market for our services may not develop. The demand for our services may be adversely affected by:

•	historical perceptions of the unreliability of previous wireless technologies;

•	our bankruptcy and the bankruptcies of Teligent, Winstar (currently IDT Solutions), XO and other emerging telecommunications companies;

•	concerns about the security of transmissions over wireless networks or links;

•	the lack of market history of operational fixed wireless services; and,

•	possible desire of customers to acquire telecommunications services from a single provider.

The telecommunications market is highly competitive and we may be unable to compete effectively, especially against competitors with greater financial and other resources, which may affect our ability to attract customers and grow and maintain our sales.

We operate in a highly competitive environment and may not be able to successfully compete. In the short-term, we expect to face competition from other high capacity, point-to-point telecommunications, broadband, fiber and other wireless companies. As we seek more long-term opportunities to provide our services, we may face competition from such providers, as well as from satellite communications companies, internet service providers, cable television operators and others seeking to profit from the demand for wireless, high-speed services. We also expect to compete with new providers and technologies not yet introduced. To date, we do not have a significant market share in any of the markets in which we are operating. Given the intense competition, we may be unable to compete effectively with these and other technologies and service providers in the short-term, and consequently we may be unable to attract customers and grow and maintain our sales, or we may experience difficulty in responding to any longer-term opportunities that might develop.

Many of our competitors are larger, have greater financial and other resources and have more experience than we have. As a result, these competitors may be able, among other things, to develop and exploit new and better technologies, adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their services or more rapidly deploy telecommunication services than we can.

Available Information

We maintain a website with the address www.firstavenet.com. Information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, are available free of charge at the Internet World Wide Web site maintained by the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.    PROPERTIES

The following is a summary of our principal facilities leases:

SQUARE FOOTAGE	LOCATION	LEASE EXPIRATION DATE	FACILITIES

1,200	Charlottesville, VA	2004	Corporate office

ITEM 3.    LEGAL PROCEEDINGS

As more fully described in ITEM 1—“BUSINESS” and ITEM 7—“MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, the Company sought protection under Chapter 11 of the Bankruptcy Code on April 20, 2001. The Company developed a Plan that was approved by the Court on October 31, 2001. On December 20, 2001, the Plan was effective and the Company emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

On October 31, 2001, the Company filed suit against Commco Partners, LLC (“Commco”) and Scott Reardon (together, the “Defendants”) in the United States Bankruptcy Court for the District of Delaware alleging breach of contract under their guarantees of a Bridge Loan Agreement pursuant to which the Company advanced over $13.0 million to BroadStream Communications Corporation, which was later assumed by Commco Technology, LLC, a wholly owned subsidiary of Commco (“Commco Technology”). On February 19, 2002, the Defendants served on the Company their Answer, Affirmative Defenses and Counterclaim (the

“Counterclaim”) to the Company’s breach of contract claim. In the Counterclaim, the Defendants have asserted breach of contract under an Asset Purchase Agreement between the Company, the Defendants, Commco Technology, BroadStream Communications Corporation and BroadStream Corporation entered into April 14, 2000 (the “Asset Purchase Agreement”), breach of implied duty of good faith and fair dealing, breach of the Company’s indemnification obligation under the Asset Purchase Agreement, and the realization of substantial damages due to the failure of the Company to register common stock held by the Defendants. Pursuant to a Settlement Agreement entered into between the Company and the Defendants in connection with the Company’s bankruptcy proceedings which was approved by the United States Bankruptcy Court for the District of Delaware on December 18, 2001, any recovery by the Defendants on the counterclaim is restricted to reducing or eliminating any claim, demand or cause of action of the Company against the Defendants, and is limited in amount to the total of any recovery by the Company on its claims, demands or causes of actions against the Defendants. On January 23, 2003, the parties reached a settlement agreement whereby in exchange for the Defendants paying the Company $45,000 and transferring an interest in a real estate partnership, both parties would drop all claims. The settlement agreement is subject to approval by the United States Bankruptcy Court of the District of Delaware.

Department of Labor Investigation—In May 2002, the Company was notified that the U.S. Department of Labor (“DOL”) had completed its investigation of the Company’s pre-petition 401(k) Retirement Plan (“401(k) Plan”). The DOL has raised questions regarding the retention of the Old Common Stock used to match employee contributions in the 401(k) Plan. Under the Plan, all common stock was cancelled resulting in a complete loss of the value of the common stock held in the 401(k) Plan. Correspondence from the DOL states that the DOL believes that the Plan’s fiduciaries were prudently required to sell the stock of the Company held in the 401(k) Plan at some date prior to the date on which the Company sought protection under Chapter 11 of the U.S. Bankruptcy Code and may not have complied with certain requirements of the Employee Retirement Income Security Act of 1974 (ERISA). The DOL estimates that 401(k) Plan assets in excess of $1 million were lost as a result of failure to sell this stock. In July 2002, the Company responded to the DOL that it was not a fiduciary of the 401(k) Plan and, that even if it were, any potential liability was discharged on the Effective Date. In February 2003, the DOL notified the Company that it had completed its investigation and that the DOL would take no further action in this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of the security holders during the fourth quarter of 2002.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are as follows:

Name	Age	Position
Dean M. Johnson	44	Chief Executive Officer, President and Director
Sandra Thomas Watson	46	Vice President, Chief Financial Officer, Secretary and Treasurer
Evans Mullan	43	Vice President, Business Development

Dean M. Johnson has served as our Chief Executive Officer, President and Director since December 2001. From February 2001 through December 2001, Mr. Johnson was President of Cardinal Point Associates, a strategic and financial consultant to broadband wireless companies. From November 1999 to February 2001, he was founder and President of MuseumCompany.com, Inc., a specialty retailer of museum-related merchandise. Mr. Johnson served as Executive Vice President and Chief Financial Officer of Value America, Inc., a discount retailer, from November 1997 through November 1999. He served as a director of Value America from November 1997 through April 1999. From April 1996 to November 1997, Mr. Johnson served as Vice President of Business Development of Pacific Monolithics, a developer of semiconductors used for broadband wireless applications. From April 1991 until August 1995, he was General Manager of CFW Cable, Inc., a broadband wireless company that he co-founded. From September 1986 to April 1991, he was Vice President—Corporate Finance for Lehman Brothers, an investment bank.

Sandra Thomas Watson has served as our Vice President, Chief Financial Officer and Treasurer since December 2001 and our Secretary since April 2002. From February 2001 through December 2001, Ms. Watson was a consultant with Cardinal Point Associates, a strategic and financial consultant to broadband wireless companies. From January 2000 to February 2001 she served as Chief Financial Officer of MuseumCompany.com, Inc., a specialty retailer of museum-related merchandise. Ms. Watson served as Senior Vice President—Finance of Value America, Inc., a discount retailer, from March 1998 through November 1999 and was Controller from November 1997 until February 1999. From August 1993 to August 1997, Ms. Watson was Financial and Regulatory Manager for CFW Cable, Inc. a broadband wireless provider, and the Chief Financial Officer of Charlottesville Quality Cable, a company acquired by the parent-corporation of CFW Cable, Inc. From July 1979 to August 1993, she was at Coopers & Lybrand, most recently as Audit Manager.

Evans Mullan has served as our Vice President, Business Development since December 2001. From March, 2000 to September, 2001, he served as a Vice President in Operations at Winstar, a broadband wireless provider, with executive responsibility for several different areas: Network Management Center, Operations Support staff, and Customer Provisioning. From January 1999 to March 2000 he was Senior Director of Revenue Assurance for Winstar and served as Director of Program Management for Winstar from May 1997 to January, 1999. Mr. Mullan led the start up effort of the Consulting Services Division of Net2000 from September 1995 to April 1997. He also has fifteen years of sales and sales management experience with Bell Atlantic and Hill Associates (Burlington, VT), and has sold complex telecom solutions to Federal and top commercial accounts and technical consulting services to national telecom carriers.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth high and low sales price information of the New Common Stock traded under the ticker symbol “FRNS” as reported on the Over the Counter Bulletin Board from April 11, 2002 through December 31, 2002. Prior to April 11, 2002, the New Common Stock was not traded on any exchange.

New Common Stock

	PRICE RANGE
	High	Low
Fiscal year ended December 31, 2002
First Quarter	N.A.	N.A.
Second Quarter	$1.05	$0.70
Third Quarter	$0.90	$0.17
Fourth Quarter	$0.45	$0.25

On March 7, 2003, the last sale price of our common stock as reported by the Over the Counter Bulletin Board was $0.35 per share. There were 729 holders of record of our common stock on March 7, 2003.

The following table sets forth for periods indicated high and low sales price information of the Old Common Stock as reported on the Nasdaq National Market. Until April 27, 2001, the Old Common Stock was traded in the over-the-counter market and reported on the Nasdaq National Market under the symbol “ARTT.” Such transactions reflect inter-dealer prices, without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Old Common Stock

	PRICE RANGE
	High	Low
Fiscal year ended December 31, 2001
First Quarter	$2.53	$0.28
Second Quarter	$0.07	$0.002
Third Quarter	N/A	N/A
Fourth Quarter	N/A	N/A

Old Common Stock was cancelled on the Effective Date in accordance with the Court-approved Plan.

We have not paid any cash dividends on Old Common Stock or New Common Stock in the past and do not anticipate paying any cash dividends on New Common Stock in the foreseeable future. We intend to retain earnings, if any, to finance the expansion of our business and fund ongoing operations for the foreseeable future. In addition, terms of our debt restrict our ability to pay dividends on New Common Stock and, as of December 31, 2002, prohibit dividends or other distributions.

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data presented below has been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. As more fully described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we have adopted “fresh start” reporting as a result of the court-approved Plan. Fresh start reporting creates a new reporting entity whose assets are recorded at their estimated fair value and liabilities are recorded at the present value of the amounts to be paid. As a result, period to period comparison may not be meaningful and are not indicative of future results of the successor.

	Successor (7)	Predecessor (7)
	Year ended December 31, 2002	Years ended December 31,
		2001	2000	1999	1998
(in thousands except per share data)
Statement of Operations Data:
Revenues	$295	$629	$1,241	$1,341	$841
Loss from operations (1)	(26,685)	(79,847)	(65,912)	(74,820)	(36,136)
Loss before extraordinary item (2)	(27,725)	(385,968)	(76,772)	(96,698)	(46,983)
Net loss (3)	(27,725)	(257,077)	(76,772)	(96,698)	(46,983)
Basic and diluted net loss per share (4)	(1.39)	(6.52)	(3.82)	(7.65)	(1.89)

	Successor (7)				Predecessor (7)
	Years ended December 31,				Years ended December 31,
	2002		2001		2000	1999	1998
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$5,300		$5,850		$32,314	$108,161	$11,864
Working capital (deficit)	4,013		4,595		(3,642)	169,754	(2,930)
FCC licenses, net	21,600		46,388		366,652	180,754	186,514
Total assets	27,429		53,694		455,834	398,136	265,721
Long-term debt	8,756	(6)	6,883	(5)	110,669	109,427	118,371
Convertible preferred stock	—		—		243,536	243,536	—
Total stockholders’ equity (deficit)	13,126		40,812		14,871	(7,935)	82,355

(1)	Includes expenses of (i) $24.8 million recorded in 2002 for the impairment of FCC licenses; (ii) $42.6 million and $20.0 million recorded for equipment impairment in 2001 and 1999, respectively; and, (iii) expenses of $3.9 million and $9.3 million recorded for the impairment of a note receivable in 2001 and 2000, respectively.
(2)	Includes $346.7 million in 2001 of reorganization expenses recorded as a result of the emergence from bankruptcy.
(3)	Includes $128.9 million income in 2001 from extraordinary gain on early extinguishments of debt as a result of the emergence from bankruptcy.
(4)	Includes $3.27 income per share relating to an extraordinary gain on early extinguishment of debt in 2001 and $1.46 and $4.10 loss per share relating to deemed preferred dividends in 2000 and 1999, respectively.
(5)	Total principal of $11.0 million for New Senior Secured Notes was allocated as $6.9 million to long-term debt and $4.1 million to warrants which is included in stockholders’ equity.
(6)	Total original New Senior Secured Note principal of $11.0 million increased by $1.1 million in New Senior Secured Notes issued in 2002 for paid-in-kind interest less $3.3 million of unamortized original issue discount.
(7)	On December 20, 2001, the Company emerged from bankruptcy. “Successor” refers to activities and balances associated with the Company after December 20, 2001. “Predecessor” refers to activities and balances associated with the Company on or prior to December 20, 2001.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

The Company holds over 750 licenses granted by the Federal Communications Commission (“FCC”) and currently provides 14 wireless, high-speed, point-to-point telecommunications links to customers. The Company engineered these telecommunication links, purchased and installed radios and tested the links for proper operation and reliability. Its customers incorporate these fixed wireless transmission links into their telecommunication networks and utilize wireless links to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services.

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

Fresh Start Reporting

For reporting purposes, the Company has reflected its emergence from bankruptcy as of December 31, 2001. Effective December 31, 2001, the Company adopted fresh start reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Pursuant to fresh start reporting, a new reporting entity was created. The new reporting entity’s assets were recorded at their estimated fair value based on the confirmed Plan, and liabilities are recorded at the present value of the amounts to be paid. Results of operations for years ended December 31, 2001 and 2000 are those of the predecessor entity. All other information prior to December 31, 2001 is that of the predecessor entity. As a result of the adoption of fresh start accounting and elimination of substantial debt in the reorganization, results of operations for 2002 are not comparable to prior periods. The Company’s reorganization value was estimated to be approximately $53.7 million based upon a valuation of the Company’s license portfolio and expected future cash flows that considered an evaluation of the present state of the economy and telecommunication industry.

In accordance with SOP 90-7, the Company adopted those changes in accounting principles which were required within twelve months of the Effective Date. As a result, the Company adopted Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling of interest method of accounting. SFAS No. 142 addresses how goodwill and intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill and indefinite lived intangible asset amortization to cease and for the assets to be reviewed annually for impairment. The provisions of SFAS No. 141 were applied in the Company’s allocation of the reorganization value. The FCC licenses held by the Company are treated as indefinite lived assets and no amortization will be recorded in future periods.

Results of Operations

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues for the year ended December 31, 2002, decreased 53.1% to $0.3 million from $0.6 million in 2001. Revenues in 2001 were primarily derived from Fast Ethernet metropolitan networks, OC-3 services and dedicated business links which provide services emphasizing unique links rather than links combined to form a network. During the year ended December 31, 2001 the Company provided service through as many as 120 links. After the Petition Date, the Company discontinued services, dismantled its Fast Ethernet networks and substantially reduced the number of dedicated business links it offered. During 2002, the Company continued to offer dedicated wireless links to its customers. At December 31, 2002 and 2001, the Company provided customers with 14 and 23 dedicated links, respectively. The decrease in revenue in 2002 is a result of the elimination of services and the decrease in the number of links.

Technical and network operations costs and expenses are comprised primarily of compensation, facilities and backhaul rent and maintenance. Technical and network operations costs and expenses decreased 99.7% to $31,000 for the year ended December 31, 2002, compared to $8.9 million in 2001. This decrease resulted from (i)

the elimination of all technical and network operations personnel as a result of seeking protection under Chapter 11 of the Bankruptcy Code and restructuring the Company and (ii) the significant reduction in facilities and backhaul rent as a result of discontinuing services, dismantling the Company’s Fast Ethernet networks and substantially reducing the number of dedicated business links it offered. Percentage of revenue comparisons are not meaningful.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting fees and advertising expenses. These costs decreased 84.3% to $0.2 million for the year ended December 31, 2002, compared to $1.4 million in 2001. This decrease resulted primarily from the elimination of both marketing personnel and marketing efforts as a result of seeking bankruptcy protection and restructuring the Company. Percentage of revenue comparisons are not meaningful.

General and administrative expenses decreased 84.1% to $1.9 million for the year ended December 31, 2002 from $12.1 million for the year ended December 31, 2001. This decrease resulted primarily from the elimination of substantially all management, accounting, legal and other administrative personnel as a result of seeking bankruptcy protection and restructuring the Company. Included in general and administrative expenses for 2001 is $3.9 million of expense for the impairment of a note receivable from Commco LLC. In 2000, the Company acquired FCC licenses from Commco LLC and loaned Commco LLC $13.0 million which was due in November 2000. Commco LLC declared bankruptcy in the fourth quarter of 2000. The Company wrote the receivable down to the fair value of the underlying collateral during the year ended December 31, 2000, and wrote off the remainder of the receivable balance in the first quarter of 2001. Percentage of revenue comparisons are not meaningful.

As a result of its annual impairment evaluation of the fair value of its FCC licenses, the Company reduced the carrying value of the licenses by $24.8 million to its fair value of $21.6 million at December 31, 2002. While performing its impairment evaluation the Company considered (i) the decline in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the decline in the public equity value of companies providing similar services or holding FCC licenses. The fair value of $21.6 million at December 31, 2002 was based upon a valuation performed by an independent valuation firm.

Depreciation and amortization expense of $20,000 for the year ended December 31, 2002 decreased 99.9% from $15.5 million for 2001. This decrease was due to the write-down and disposal of network equipment as a result of seeking protection under Chapter 11 of the Bankruptcy Code and the implementation of the Plan.

Interest and other decreased to $1.0 million for the year ended December 31, 2002 from $7.9 million in 2001. This decrease is comprised of a 78.2% or $6.7 million decrease in interest expense and 68.4% or $0.2 million decrease in interest income. The decrease in interest expense is a result of the Company’s debt restructuring in the Plan. These decreases are offset by a gain on the reversal of a $0.3 million accrual for professional fees that were not approved by the Bankruptcy Court.

During the year ended December 31, 2002, the Company has recorded an increase of $9.9 million in its deferred tax valuation allowance based upon management’s determination that the recognition criteria for realization had not been met. At December 31, 2002, the Company’s valuation allowance was equal to its deferred tax asset.

Year ended December 31, 2001 compared to year ended December 31, 2000

Revenues for the year ended December 31, 2001, decreased to $0.6 million from $1.2 million in 2000. In 2000, revenues were primarily derived from Fast Ethernet metropolitan networks and OC-3 services. The Company also offered dedicated business links, providing services emphasizing unique links rather than links combined to form a network. At December 31, 2000, the Company provided 45 wireless links to customers. The

Company continued to market its services and increased the number of customers to more than 120 at the Petition Date, resulting in $248,000 of revenue in the first quarter of 2001. After the Petition Date, the Company discontinued services, dismantled its Fast Ethernet networks and substantially reduced the number of dedicated business links it offered. At December 31, 2001, the Company provided 23 dedicated wireless links to customers. The decrease in revenue in 2001 is due to the elimination of services and the decrease in customers.

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

Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting and advertising fees and expenses. These costs decreased 77% to $1.4 million for the year ended December 31, 2001, compared to $6.0 million in 2000. This decrease resulted primarily from the elimination of both marketing personnel and marketing efforts as a result of seeking bankruptcy protection and restructuring the Company. Percentage of revenue comparisons are not meaningful.

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

As a result of seeking protection under Chapter 11 and developing the Plan, the Company approved a plan to sell or abandon substantially all of the network and other equipment. The Company recorded an impairment charge of $42.6 million in 2001 to write the carrying amount of these assets down to fair value less estimated costs to sell.

Depreciation and amortization expense of $15.5 million for the year ended December 31, 2001 decreased 2% from $15.8 million for 2000. This slight decrease was due to increased amortization in 2001 resulting from investments in FCC licenses in 2000 that was offset by a significant decrease in depreciation in the last two quarters of 2001 as a result of ceasing depreciation on a majority of its property and equipment when the Company dismantled its networks and decided to dispose of the equipment.

Interest and other expenses decreased to $7.9 million for the year ended December 31, 2001 from $13.1 million in 2000. This decrease is comprised of a 61% or $13.5 million decrease in interest expense and a 96% or $8.7 million decrease in interest income. The decrease in interest expense was a result of the Company ceasing to record interest expense and amortization of deferred financing costs on its vendor financing facility borrowings and long term debt in 2001. The decrease in interest income was a result of a reduction in the average balance of cash and short-term investments of $110.7 million for 2000 to $3.0 million for 2001. The decrease in the average cash balance resulted from (i) the payment of $80 million primarily in the fourth quarter of 2000 for the purchase of FCC licenses; (ii) cash used for operating activities of $28.9 million and $47.8 million in 2001 and 2000, respectively; and (iii) capital expenditures of $4.2 million and $28.2 million for 2001 and 2000, respectively, without any significant cash inflow from financings.

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

Liquidity and Capital Resources

On April 20, 2001, the Company filed a voluntary petition with the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filing, the Company was prohibited from paying, and creditors were prohibited from attempting to collect claims or debts arising prior to the Petition Date. On October 31, 2001, the Bankruptcy Court approved the Plan. On December 20, 2001, after the Company met all of the Conditions Precedent to the Effective Date (as defined), the Plan was effective and the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code. On the Effective Date of the Plan, the Company:

•	filed an Amended and Restated Certificate of Incorporation;

•	cancelled Old Common Stock, Old Preferred Stock and agreements to issue or purchase any additional equity interests;

•	issued 19 million shares of New Common Stock to settle all unsecured creditor claims;

•	issued 1 million shares of New Common Stock to holders of Old Preferred Stock;

•	issued $11.0 million of five-year New Senior Secured Notes which bear paid in-kind interest at 9% and are secured by substantially all of the Company’s assets;

•	issued 4 million fully-vested, five-year New Class A Warrants with an exercise price of $0.01 to holders of the New Senior Secured Notes; and,

•	paid the holder of the $11.3 million secured vendor financing claim $6.0 million in cash in full satisfaction of the debt.

In February 2002, the Company verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of New Common Stock. The Company estimates that it will complete the verification of the remaining holders of unsecured claims by June 30, 2003 and make another distribution of stock certificates of New Common Stock. The Company will not make any additional distributions to holders of Old Preferred Stock.

We distributed 17,512,064 and 1,000,000 shares of New Common Stock to holders of unsecured claims and holders of Old Preferred Stock, respectively, in February 2002. Once we complete the verification process, we will distribute the remaining 1,487,936 shares of New Common Stock to settle the remaining unsecured claims. If the verification process results in fewer than 1,487,936 shares of New Common Stock being allocated to settle these claims, the difference between 1,487,936 and the number of shares required to settle the claims will be allocated to the current holders of New Common Stock on a pro rata basis relative to their current holdings.

During the year ended December 31, 2002, operating activities used cash of approximately $1.5 million as compared to $28.9 million during 2001. Cash used by operating activities resulted primarily from the Company’s net loss increased by a non-cash charge for impairment of its FCC licenses and non-cash interest expense.

Investing activities for the year ended December 31, 2002 provided cash of $978,000 as a result of selling assets held for sale at December 31, 2001. During the year ended December 31, 2001 investing activities used cash of $2.6 million to acquire property and equipment. The increase in the cash used in investing activities results from the Company not making significant investments in property and equipment and the sale of surplus equipment as a result of its bankruptcy filing and substantial curtailment of its operations.

The Company had no financing activities for the year ended December 31, 2002. Issuance of New Senior Secured Notes by the Successor provided cash of approximately $11.0 million during 2001. The New Senior Secured Notes are due on December 20, 2006 and are collateralized by all assets of the Company. They bear interest at the rate of 9% per annum that is payable quarterly through the issuance of additional New Senior Notes. Only if an event of default has occurred and is continuing is interest payable in cash. The New Senior Note and Class A Warrant Purchase Agreement contains covenants which limit the Company’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets or enter into certain transactions with related parties. During 2002, the Company issued $1.1 million of New Senior Secured Notes for paid-in-kind interest.

The Company had cash and cash equivalents of $5.3 million at December 31, 2002. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses in the foreseeable future. It has altered its business plan to minimize expenditures and the amount of future capital required. The Company dismantled its networks, eliminated customer support and reduced its work force during 2001. At December 31, 2002, it had only three employees and non-cancelable financial commitments of $21,000 due in 2003. The Company believes that the cash balance at December 31, 2002 is sufficient to cover its operations and capital requirements through and including 2004.

The Company has very limited non-cancelable commitments through 2005 with less than $30,000 due in 2003 through 2005. The Company has $12.0 million in Senior Secured Notes plus paid in kind interest at 9% for 2003 through 2006 due in full on December 20, 2006. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company’s ability to pay the debt on its due date. The Company’s ability to generate sufficient cash to meet its future debt payments is highly dependent on the ability of management to execute its business plan.

Critical Accounting Matters and Significant Estimates

The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions, including those related to long-lived assets, inventories, income taxes, contingencies and litigation, and the carrying values of assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:

•

Given the nature of the Company’s 39 GHz spectrum, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At December 31, 2002, the Company’s FCC licenses had an estimated fair value of $21.6 million. During 2002, the Company recorded a loss of $24.8 million for the impairment of these FCC licenses as a result of its annual impairment evaluation under SFAS No. 142. In performing its impairment evaluation, the Company identified a number of factors that are considered to be indicative of the value of its FCC licenses, including (i) the decline in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the decline in the public equity value of companies providing similar services or holding FCC licenses. Each of the factors was then quantified and weighted in deriving the estimated fair value.

Several key assumptions were included in the valuation model: (i) the value of the FCC licenses directly correlates with public trading value of the Company’s stock and that of other public companies in the telecommunication industry; (ii) certain private purchases of similar licenses are reflective of the fair value of the underlying assets; (iii) the relative weights assigned to each factor represents the level of the factor’s relevancy to the estimation of the fair value of the FCC licenses; and, (iv) the model captures relevant information impacting the fair value of these licenses. Any change in the above assumptions could lead to a different result. The Company will continue to evaluate the fair value of its FCC licenses for impairment as events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable.

The Company faces various contingencies including the renewal of its FCC licenses in 2006 to 2011 and changing FCC regulations. The loss of some or all of the FCC licenses or the imposition of FCC usage restrictions could adversely affect the Company’s future business prospects and operations and result in an impairment to the carrying value of these intangible assets.

•	The Company holds inventory, primarily radios, for demonstration and installation purposes and has written it down to estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

•	Assets held for sale represent assets that the Company did not need to support its business strategy upon emergence from bankruptcy. These assets were written down to estimated fair value less estimated disposal expenses at December 31, 2001. These assets were disposed of in 2002 for a gain of approximately $160,000.

•	On the Effective Date the Company issued $11.0 million of New Senior Notes, with 4 million New Class A Warrants. The Company recorded the issuance of New Senior Notes and New Class A Warrants by allocating proceeds of $11.0 million to New Senior Notes and New Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to New Class A Warrants and $6.9 million to New Senior Notes. The fair value of warrants was determined using the Black-Scholes option pricing model with key assumptions related to the risk free rate of return, volatility and Company stock price on the issuance date. The value ascribed to the New Class A Warrants was recorded as debt discount and an increase in additional paid-in capital of the Company. Annual amortization of debt discount is determined utilizing the effective interest rate method and is included as a component of interest expense. New Senior Notes are reported as of the balance sheet at their face value less unamortized debt discount. The Company has determined that the fair value of the New Senior Secured Notes is $7.8 million at December 31, 2002, based upon the rate of return that an investor would require to purchase similar debt from a similar company.

•	The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

•	At December 31, 2002, other non-current liabilities includes accrued property tax and use tax liabilities of approximately $2.5 million and $1.3 million, respectively, that were incurred by the Predecessor. Such liabilities are expected to be released as the Company reaches settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While management believes the amounts represent reasonable estimates of the amounts potentially owed by the Company, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts.

•	In connection with its emergence from bankruptcy, the Company reflected terms of the Plan in its consolidated financial statements by adopting the fresh start accounting provisions of SOP 90-7 on December 31, 2001. Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In adopting fresh start accounting, the Company utilized the reorganization value or fair value of the entity. The reorganization value of a company is the amount of value available and to become available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the debtor-in-possession and the creditors and holders of equity interests. The Committee of Unsecured Creditors together with the Company determined a reorganization value of approximately $53.7 million which was deemed fair value of the assets of the reorganized business, with FCC licenses comprising 86% of the reorganization value. The Company’s recoverability of its investment in FCC licenses is dependent upon its successful execution of its business plan.

•	The Company is subject to all of the risks inherent in an early-stage business in the telecommunication industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of these assets is highly dependent on the ability of management to execute on its business plan.

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

At December 31, 2002, the Company had cash and cash equivalents of $5.3 million that were held in bank accounts and in certificates of deposits with an average interest rate of 1.5% and original maturity of less than three months. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations. The policy prohibits investing in instruments with maturities that exceed 35 days. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

The Company’s $12.0 million of long-term debt bears fixed-rate interest at 9% and is due in full in 2006.

Report of Independent Accountants

To Board of Directors and Stockholders of First Avenue Networks, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of changes in stockholders’ equity (deficit) present fairly, in all material respects, the financial position of First Avenue Networks, Inc. and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) on page 53 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on October 31, 2001, the United States Bankruptcy Court for the District of Delaware confirmed the Company’s Plan of Reorganization (the “Plan”). After satisfaction of certain conditions, the Plan became effective on December 20, 2001 and the Company emerged from Chapter 11, and subsequently changed its corporate name to First Avenue Networks, Inc. As discussed in Note 4, the Company adopted fresh start reporting as of December 31, 2001 in connection with its emergence from Chapter 11.

/s/ PricewaterhouseCoopers LLP
McLean, VA March 3, 2003

Report of Independent Accountants

(Post-Emergence)

To the Board of Directors and Stockholders of First Avenue Networks, Inc.:

In our opinion, the accompanying consolidated balance sheet presents fairly, in all material respects, the financial position of First Avenue Networks, Inc. and its subsidiaries (the “Company”) at December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. This financial statement is the responsibility of the Company’s management; our responsibility is to express an opinion on this financial statement based on our audit. We conducted our audit of this statement in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet, assessing the accounting principles used and significant estimates made by management, and evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on October 31, 2001, the United States Bankruptcy Court for the District of Delaware confirmed the Company’s Plan of Reorganization (the “Plan”). After satisfaction of certain conditions, the Plan became effective on December 20, 2001 and the Company emerged from Chapter 11, and subsequently changed its corporate name to First Avenue Networks, Inc. As discussed in Note 4, the Company adopted fresh start reporting as of December 31, 2001 in connection with its emergence from Chapter 11.

/s/ PricewaterhouseCoopers LLP
McLean, VA January 28, 2002, except for the fourth paragraph of Note 13, as to which the date is February 19, 2002

Report of Independent Accountants

(Pre-Emergence)

To the Board of Directors and Stockholders of Advanced Radio Telecom Corp. (now known as First Avenue Networks, Inc.):

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Advanced Radio Telecom Corp. and its subsidiaries (the “Company”) at December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, on October 31, 2001, the United States Bankruptcy Court for the District of Delaware confirmed the Company’s Plan of Reorganization (the “Plan”). After satisfaction of certain conditions, the Plan became effective on December 20, 2001 and the Company emerged from Chapter 11 and subsequently changed its corporate name to First Avenue Networks, Inc. As discussed in Note 4, the Company adopted fresh start reporting as of December 31, 2001 in connection with its emergence from Chapter 11.

/s/ PricewaterhouseCoopers LLP
McLean, VA January 28, 2002, except for the fourth paragraph of Note 13, as to which the date is February 19, 2002

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2002	December 31, 2001
Current assets:
Cash and cash equivalents	$5,300	$5,850
Accounts receivable, net	35	45
Prepaid expenses and other current assets	97	179
Inventory	368	—
Assets held for sale	—	743

Total current assets	5,800	6,817
Property and equipment, net of accumulated depreciation (Note 6)	25	468
FCC licenses (Note 5)	21,600	46,388
Other assets	4	21

Total assets	$27,429	$53,694

Current liabilities:
Accounts payable	$718	$457
Accrued compensation and benefits	255	238
Accrued taxes other than income	350	350
Other accrued liabilities	464	1,177

Total current liabilities	1,787	2,222
New senior secured notes, net of unamortized discount (Note 9)	8,756	6,883
Other non-current liabilities (Note 7)	3,760	3,777

Total liabilities	14,303	12,882

Commitments and contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,000,000 shares issued and outstanding at December 31, 2002 and 2001	20	20
Additional paid-in capital	40,831	40,792
Accumulated deficit (Note 4)	(27,725)	—

Total stockholders’ equity	13,126	40,812

Total liabilities and stockholders’ equity	$27,429	$53,694

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Successor - (Note 1)	Predecessor - (Note 1)
	Year ended December 31, 2002	Years ended December 31,
		2001	2000
Revenues	$295	$629	$1,241

Costs and expenses:
Technical and network operations	31	8,942	21,521
Sales and marketing	217	1,382	6,006
General and administrative (Note 5)	1,924	12,121	23,803
Equipment impairment charge (Note 6)	—	42,565	—
FCC license impairment charge (Note 5)	24,788	—	—
Depreciation and amortization	20	15,466	15,823

Total costs and expenses	26,980	80,476	67,153

Loss from operations	(26,685)	(79,847)	(65,912)

Interest and other:
Interest expense	(1,873)	(8,587)	(22,117)
Interest income	109	345	9,057
Gain on reversal of accrued liabilities (Note 12)	315	—	—
Other	409	311	—

Total interest and other	(1,040)	(7,931)	(13,060)

Loss before reorganization items, income taxes and extraordinary item	(27,725)	(87,778)	(78,972)

Reorganization items (Notes 3 and 4):
Write-off of original issue discount and deferred financing costs	—	(30,025)	—
Revaluation of assets and liabilities to estimated fair value	—	(310,835)	—
Professional fees and other reorganization costs	—	(5,858)	—

Total reorganization items	—	(346,718)	—

Loss before income taxes and extraordinary item	(27,725)	(434,496)	(78,972)
Deferred income tax benefit	—	48,528	2,200

Loss before extraordinary item	(27,725)	(385,968)	(76,772)
Extraordinary item—gain on early extinguishment of debt (Notes 3 and 4)	—	128,891	—

Net loss	$(27,725)	$(257,077)	$(76,772)

Net loss	$(27,725)	$(257,077)	$(76,772)
Deemed preferred dividend	—	—	(47,740)

Net loss applicable to common stockholders	$(27,725)	$(257,077)	$(124,512)

Basic and diluted net loss per common share, including $1.46 loss per share relating to deemed preferred dividend in 2000
Loss before extraordinary item	$(1.39)	$(9.79)	$(3.82)
Extraordinary item	—	3.27	—

Net loss	$(1.39)	$(6.52)	$(3.82)

Weighted average common shares	20,000	39,429	32,604

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

	Common stock		Additional Paid-In Capital	Note Receivable From Stockholder	Accumulated Other Comprehensive Income	Accumulated Deficit	Total

	Shares	Amount

Predecessor (Note 1)
Balances at January 1, 2000	27,968	$28	$231,485	$(887)	$889	$(239,450)	$(7,935)
Comprehensive loss:
Net loss	—	—	—	—	—	(76,772)	(76,772)
Decrease in unrealized appreciation on investments available for sale	—	—	—	—	(889)	—	(889)

Total comprehensive loss	—	—	—	—	(889)	(76,772)	(77,661)
Repayment of note receivable	—	—	—	887	—	—	887
Stock options exercised	1,194	1	8,116	—	—	—	8,117
Warrants exercised	439	—	4	—	—	—	4
Stock issued pursuant to employee benefit plan	33	—	229	—	—	—	229
Stock compensation expense	9	—	(239)	—	—	—	(239)
Common stock issued in connection with acquisition of FCC licenses	9,698	10	91,459	—	—	—	91,469
Value ascribed to beneficial conversion feature of Predecessor convertible preferred stock	—	—	47,740	—	—	—	47,740
Deemed dividend of beneficial conversion feature of Predecessor convertible preferred stock	—	—	(47,740)	—	—	—	(47,740)

Balances at December 31, 2000	39,341	39	331,054	—	—	(316,222)	14,871
Net loss	—	—	—	—	—	(257,077)	(257,077)
Stock issued pursuant to employee benefit plan	126	—	215	—	—	—	215
Stock compensation expense	4	—	8	—	—	—	8
Decrease in accrued stock issuance costs	—	—	337	—	—	—	337
Adoption of fresh start accounting	(39,471)	(39)	(331,614)	—	—	573,299	241,646

	—	$—	$—	$—	$—	$—	$—

Successor (Note 1)
Issuance of Successor common stock pursuant to terms of reorganization plan upon emergence from bankruptcy (Note 3 and 4)	20,000	$20	$36,700			$—	$36,720
Value ascribed to warrants issued in connection with new senior secured notes	—	—	4,092			—	4,092

Balances at December 31, 2001	20,000	20	40,792			—	40,812
Settlement of pre-petition claims with common stock	—	—	39			—	39
Net loss	—	—	—			(27,725)	(27,725)

Balances at December 31, 2002	20,000	$20	$40,831			$(27,725)	$13,126

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor (Note 1)	Predecessor (Note 1)
	Year ended December 31,	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(27,725)	$(257,077)	$(76,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary item—gain on early extinguishment of debt	—	(128,891)	—
Write off of original issue discount and deferred financing costs	—	30,025	—
Revaluation of assets and liabilities to fair value	—	310,835	—
Provision for equipment impairment	—	42,565	—
Provision for note impairment	—	3,896	9,311
Provision for FCC license impairment	24,788	—	—
Depreciation and amortization	20	15,466	15,823
Non-cash interest expense	1,873	2,224	2,295
Gain on cancellation of liabilities	(315)	—	—
Other non-cash adjustments	(167)	8	(10)
Deferred income tax benefit	—	(48,528)	(2,200)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(99)	(1,174)	3,762
Other	97	1,739	38

Net cash used by operating activities	(1,528)	(28,912)	(47,753)

Cash flows from investing activities:
Purchases of property and equipment	(21)	(4,206)	(28,234)
Additions to FCC licenses	—	—	(80,036)
Purchases of short-term investments	—	—	(1,250)
Proceeds from sales of short-term investments	—	1,293	74,998
Loan to third party in connection with acquisition of FCC licenses	—	—	(13,006)
Proceeds from maturities of pledged securities	—	—	9,450
Proceeds from repayment of notes receivable	—	—	887
Proceeds from disposition of property and equipment	999	361	120

Net cash provided (used) by investing activities	978	(2,552)	(37,071)

Cash flows from financing activities:
Proceeds from (repayment of) vendor financing facility borrowings	—	(5,975)	1,365
Proceeds from issuance of common stock	—	—	8,121
Principal payments of long-term debt	—	—	(360)
Additions to deferred financing costs	—	—	(149)

Net cash provided (used) by financing activities	—	(5,975)	8,977

Net (decrease) in cash and cash equivalents	(550)	(37,439)	(75,847)
Cash provided by financing activities for Successor:
Proceeds from issuance of new senior secured notes	—	10,975	—
Cash and cash equivalents, beginning of period	5,850	32,314	108,161

Cash and cash equivalents, end of period	$5,300	$5,850	$32,314

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Predecessor
Value ascribed and deemed dividend of beneficial conversion feature of Series B preferred stock	$—	$—	$47,740
Additions to property and equipment		3,478	9,203
Value ascribed to warrants	—	—	58
Issuance of shares for FCC licenses	—	—	91,469
Interest paid	—	9,709	19,110
Successor
Value ascribed to warrants	—	4,092	—
Issuance of senior secured notes for paid-in-kind interest	1,055	—	—
Amortization of original issue discount	818	—	—
Settlement of bankruptcy claims by the distribution of common stock	39	—	—

The accompanying notes are an integral part of these consolidated financial statements.

First Avenue Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—The Company

First Avenue Networks, Inc. (collectively with its subsidiaries, the “Company”) owns over 750 wireless telecommunications licenses granted by the Federal Communications Commission (“FCC”) that provide coverage of substantially all of the continental United States with 39 GHz spectrum. This license portfolio represents over 980 million channel pops, calculated as number of channels in a given area multiplied by the population covered by these channels.

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

On October 31, 2001, the Bankruptcy Court approved the Company’s Plan of Reorganization filed with the Bankruptcy Court on September 27, 2001 (the “Plan”). On December 20, 2001 (the “Effective Date”), the Company met all of the Conditions Precedent to the Effective Date (as defined), the Plan was effective and the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code. For financial reporting purposes, the Company reflected its emergence from bankruptcy as of the close of business on December 31, 2001 (Note 4).

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

Note 2—Summary of Significant Accounting Policies

Consolidation – The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances have been eliminated in consolidation.

Use of estimates – Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Among the more significant estimates made by management are fair value of FCC licenses, other assets, liabilities and contingencies, and realization of deferred tax assets.

Segment reporting – Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has determined that it operates in one segment.

Note 2—Summary of Significant Accounting Policies, continued

Cash and cash equivalents – Cash and cash equivalents represent funds on deposit with banks or investments with original maturities of three months or less when purchased that are readily convertible into cash and not subject to significant risk from fluctuation in interest rates. The Company places its temporary cash investments with major financial institutions in amounts which, at times, exceed federally insured limits.

Inventory – Inventory consists of radios, indoor and outdoor device units and other parts and accessories which were initially purchased by the Company to deploy in its telecommunications networks. Inventory is valued at the lower of cost or market.

Assets held for sale – Assets held for sale are stated at fair value less cost to sell and are comprised primarily of telecommunications equipment, consisting of radios, routers, switches, indoor and outdoor device units and other parts and accessories, which were initially purchased by the Company to deploy in its telecommunications networks. These assets were sold in 2002.

Property and equipment – Property and equipment is stated at estimated fair value for the Predecessor and historical cost for the Successor and is comprised primarily of office equipment, including computer equipment and related software. Depreciation is computed utilizing straight-line methods over estimated useful lives, generally two to five years.

FCC licenses – FCC licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2011. The Successor adopted the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) in 2001. Under the provisions of SFAS 142, FCC licenses are deemed to have an indefinite useful life and are not amortized. In accordance with Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes,” the effect of the adoption of SFAS 142 is reflected prospectively. Supplemental comparative disclosure, as if the change were retroactively applied, is as follows (in thousands):

	For the Years Ended December 31,
	Successor (Note 1)	Predecessor (Note 1)
	2002	2001	2000
Net loss, as reported	$(27,725)	$(257,077)	$(76,772)
FCC license amortization	—	9,329	6,166

Net loss, as adjusted	$(27,725)	$(247,748)	$(70,606)

Basic and diluted net loss per share, as reported	$(1.39)	$(6.52)	$(3.82)

Basic and diluted net loss per share, as adjusted	$(1.39)	$(6.28)	$(2.17)

The Predecessor capitalized direct costs of obtaining licenses and amortized such costs on a straight-line basis over 40 years in accordance with Accounting Principles Board Opinion No. 17 “Intangible Assets”. Accumulated amortization at December 31, 2000 approximated $17.8 million. Amortization expense was $9.6 million and $6.2 million for the years ended December 31, 2001 and 2000, respectively.

Impairment of long-lived assets – The Company evaluates its long-lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where undiscounted expected cash flows associated with such assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets.

Recoverability of the carrying value of FCC licenses is dependent on numerous factors including successful deployment of networks and radio links or sales of such assets to a third party. The Company considers the FCC licenses to have an indefinite useful life under the provisions of SFAS No. 142. The Company performs an

Note 2—Summary of Significant Accounting Policies, continued

        Impairment of long-lived assets, continued – impairment test on these assets on an annual basis or if events and circumstances indicate the assets might be impaired. The impairment test compares the estimated fair value of the FCC licenses with the carrying value of the assets. If the estimated fair value is less than the carrying value an impairment loss will be recorded. In 2002, the Company recorded an impairment loss of $24.8 million (Note 5).

In performing its impairment evaluation the Company considered (i) the decline in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the decline in the public equity value of companies providing similar services or holding FCC licenses. The estimated fair value of FCC licenses of $21.6 million at December 31, 2002 was based upon a valuation performed by an independent valuation firm.

Financing costs – Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the debt term. Direct costs associated with the sale of capital stock are recorded as a reduction of proceeds. Direct costs of obtaining commitments for financing are deferred and charged to expense over the commitment term; cost and accumulated amortization are removed from the accounts upon repayment of borrowings. As a result of seeking protection under Chapter 11 of the Bankruptcy Code, the Company wrote off $30.0 million of deferred financing costs in 2001.

Revenue recognition – Revenue from services provided to customers is recognized ratably over the period such services are provided. Fees from installation, connection and other similar non-recurring fees are deferred and recognized ratably as revenue over the estimated term of the customer relationship.

Income taxes – The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

Stock options – The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, for its stock-based compensation plan. Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of fair value of company stock over exercise price at the measurement date, except when the plan is determined to be variable in nature. The Company accounts for equity stock options granted to non-employees at fair value.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” (SFAS 123) had been applied (in thousands, except per share data):

	For the Years Ended December 31,
	Successor (Note 1)	Predecessor - (Note 1)
	2002	2001	2000
Net loss, as reported	$(27,725)	$(257,077)	$(76,772)
Less: Stock based compensation determined under fair value based method for all awards	(207)	(3,645)	(10,846)

Net loss, as adjusted for fair value method for all stock based awards	$(27,932)	$(260,722)	$(87,618)

Basic and diluted loss per share, as reported	$(1.39)	$(6.52)	$(2.36)

Basic and diluted loss per share, as adjusted	$(1.40)	$(6.61)	$(2.69)

Note 2—Summary of Significant Accounting Policies, continued

Stock options, continued – The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following assumptions:

	For the Years Ended December 31,
	Successor (Note 1)	Predecessor (Note 1)
	2002	2001	2000
Risk free interest rates	4.33%	4.6% - 6.2%	4.6% - 6.2%
Expected life (in years)	5	3 - 5	3 - 5
Volatility	100%	60% - 118%	60% - 118%

Net loss per share – Calculation of loss per share excludes the effect of convertible preferred stock, stock options and warrants to purchase common stock since inclusion in such calculations would have been antidilutive. Shares excluded in per share calculations for the Successor approximated 4.0 million in 2002 and for the Predecessor approximated 40.0 million for both fiscal 2001 and 2000.

Reclassifications – Certain reclassifications have been made to prior year amounts to conform to the current year’s presentation. Such reclassifications had no effect on previously reported net loss, stockholders’ equity or cash flows.

Newly issued accounting standards – In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets,” that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supercede SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets to be Disposed Of,” and portions of Accounting Principles Bulletin Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of this Standard are not expected to have a significant effect on the Company’s financial position or operating results.

In August 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146). It addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructure)” (EITF No. 94-3). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and establishes that fair value is the objective for initial measurement of the liability.

Under EITF Issue No. 94-3, a liability for an exit cost is recognized at the date of an entity’s commitment to an exit plan. The new standard is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not believe SFAS No. 146 will have a material effect on the Company’s financial position or results of operations.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” (FIN 45) was issued. FIN 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to guarantors’ accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN 45 are applicable to interim or annual periods that end after December 15, 2002, and as such have been incorporated into our December 31, 2002 financial statements. The provisions for initial recognition and measurement under FIN 45

Note 2—Summary of Significant Accounting Policies, continued

        Newly issued accounting standards, continued – are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management believes that the initial recognition and measurement provisions under FIN 45 will not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123, “Stock Based Compensation,” (SFAS No. 123) to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provision of this Standard are effective for fiscal years ending after December 15, 2002, and have been incorporated into these financial statements and accompanying footnotes.

Note 3—Reorganization under Chapter 11 of the Bankruptcy Code

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

Plan of Reorganization – The Plan represented a consensual arrangement among the Predecessor, the Official Committee of Unsecured Creditors, holders of the Predecessor’s $135 million 14% Senior Notes due 2007 (the “Old Notes”), and the holders of the Predecessor’s Series A Preferred Stock (the “Old Preferred Stock”). Following is a summary of certain material provisions of the Plan.

Cancellation of existing securities and agreements – On the Effective Date, the Old Notes, Old Preferred Stock, Predecessor Common Stock (“Old Common Stock”) and commitments, contractual or otherwise, obligating the Predecessor to issue, transfer or sell preferred or common stock interests or any other capital stock of the Predecessor were cancelled and have no effect other than the right to participate in the distributions, if any, provided under the Plan in respect to claims.

Distributions under the Plan – The Plan provided for the following distributions in settlement of claims, preferred interests and equity interests:

•	Secured Vendor Financing Claim – The holder of an $11.3 million secured vendor financing claim received cash of $6.0 million.

•	General Unsecured Creditor Claims – Each of the general unsecured creditors, including holders of the Old Notes, received its ratable portion of 19 million shares of post-Chapter 11 successor common stock (“New Common Stock”).

•	Preferred Stockholder Claims – Each of the holders of Old Preferred Stock received its ratable portion of 1 million shares of New Common Stock.

•	Common Stockholder Claims – The holders of Old Common Stock and options and warrants to acquire Old Common Stock received no distributions.

New securities issued under the Plan – The following securities were issued on the Effective Date under terms of the Plan:

•	New Common Stock – The Successor issued 20 million shares of New Common Stock.

Note 3—Reorganization under Chapter 11 of the Bankruptcy Code, continued

•	New Senior Secured Notes and New Class A Warrants – The Successor issued $10,975,000 of its New Senior Secured Notes (“New Senior Notes”) together with 4 million New Class A Warrants to holders of general unsecured creditor claims and preferred stockholder claims that purchased the New Senior Notes. Each warrant entitles the holder to purchase one share of New Common Stock at a price of $0.01 per share for a period of five years from the Effective Date.

Stock option plan – The Successor adopted a stock option plan, under which it may grant incentive and non-qualified options to purchase up to 1.2 million shares of New Common Stock to directors, officers and employees.

Registration rights – The New Common Stock is exempt from registration under the Securities Act of 1933, as amended, in reliance upon exemptions from registration provided by section 1145 of the Bankruptcy Code. Pursuant to a Registration Rights Agreement, the Successor has agreed to register under the Securities Act 1933, shares of New Common Stock to be issued upon exercise of the New Class A Warrants and New Common Stock held by affiliates. On the date on which the Company is entitled to register securities using a registration statement on Form S-3, any holder or holders holding, in the aggregate, not less than 30% of the New Class A Warrants and New Common Stock may from time to time request that the Company effect the registration under the Securities Act of 1933 of that number of shares of New Common Stock and New Common Stock to be issued upon exercise of the New Class A Warrants requested and owned by the requesting holder(s), provided, however, that the Company is not required to effect more than one such registration in any 12-month period and no more than three in total. The Registration Rights Agreement also provides affiliates holding New Common Stock and New Class A Warrant holders with rights to include shares of New Common Stock and New Common Stock to be issued upon exercise of New Class A Warrants in a registration statement, subject to certain limitations, any time the Company files a registration statement.

Note 4—Fresh Start Accounting

In connection with its emergence from bankruptcy, the Company reflected terms of the Plan in its consolidated financial statements by adopting the fresh start accounting provisions of SOP 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code.” Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. For accounting purposes, the fresh start adjustments were recorded in the Company’s consolidated balance sheet as of December 31, 2001. As a result of fresh start adjustments, financial statements for the Successor are not comparable to financial statements of the Predecessor.

In adopting fresh start accounting, the Company utilized the reorganization value or fair value of the entity. The reorganization value of a company is the amount of value available and to become available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the debtor-in-possession and the creditors and holders of equity interests. The Committee of Unsecured Creditors together with the Company determined a reorganization value of approximately $53.7 million was deemed fair value of the assets of the reorganized business with FCC licenses comprising 86% of the reorganization value. The Company’s recoverability of its investment in FCC licenses is dependent upon its successful execution of its business plan.

The reorganization value was determined in consideration of several factors and by reliance on various valuation methods. Valuation methods include replacement cost, comparability or market, and income or discounted cash flow approaches, and are generally made utilizing one or more of these approaches. The Company used both the discounted cash flow method and the comparability or market approach in the determination of the Company’s reorganization value. The Successor’s principal assets consist of FCC licenses, which were estimated to have an aggregate fair value of approximately $46.4 million at the Effective Date.

Note 4—Fresh Start Accounting, continued

Pursuant to the fresh start reporting, the reorganization value was estimated by management and allocated to the identified assets based upon their relative fair values. Liabilities were valued at the present value of amounts to be paid. The Company has pre-petition and post-petition priority claims totaling approximately $760,000 and $925,000 that are being disputed and remain unresolved as of December 31, 2002 and 2001, respectively. The Company estimates that its maximum cash exposure at December 31, 2002 to settle these claims is $484,000 which represents the Company’s best estimate of the amounts which will be paid for the claims. The Company has recorded $484,000 and $457,000 as accounts payable at December 31, 2002 and 2001, respectively, and $100,000 as a component of accrued liabilities at December 31, 2001. The Company has not reflected the $276,000 remainder as a liability as it believes that it will be successful at negotiating favorable settlements on these disputed claims. Any adjustments to the estimated value of such claims subsequent to the Effective Date will be recorded in income or loss from continuing operations in the period in which the claim is settled. The Company’s allocation of reorganization value inherent in fresh start accounting as presented in these consolidated financial statements has been made in accordance with the provisions of SFAS No. 141.

The effect of the Plan and fresh start accounting on the Company’s December 31, 2001 balance sheet is as follows (in thousands):

	Predecessor	Reorganization and Fresh Start Adjustments		Successor
Current assets:
Cash and cash equivalents	$852	$4,998	(a,c)	$5,850
Accounts receivable, net	45	—		45
Prepaid expenses	179	—		179
Assets held for sale	743	—		743

Total current assets	1,819	4,998		6,817
Property and equipment, net	468	—		468
FCC licenses	357,223	(310,835	)(e)	46,388
Other assets	21	—		21

Total assets	$359,531	$(305,837)		$53,694

Current liabilities:
Accounts payable	$20,512	$(20,055	)(a)	$457
Accrued compensation and benefits	238	—		238
Accrued taxes other than income	350	—		350
Other accrued liabilities	1,177	—		1,177
Vendor financing facility borrowings	11,274	(11,274	)(a)	—
Old senior notes and accrued interest	138,423	(138,423	)(a)	—

Total current liabilities	171,974	(169,752)		2,222
New senior secured notes, net of discount	—	6,883	(c)	6,883
Other non-current liabilities	3,777	—		3,777
Deferred income tax liabilities	48,528	(48,528	)(e)	—

Total liabilities	224,279	(211,397)		12,882

Old redeemable preferred stock	243,536	(243,536	)(a)	—

Stockholders’ equity (deficit):
Old common stock	331,653	(331,653	)(d)	—
New common stock	—	40,812	(a,c)	40,812
Accumulated deficit	(439,937)	128,891	(b)	—
		573,299	(d)
		(262,253	)(e)

Total stockholders’ equity (deficit)	(108,284)	149,096		40,812

Total liabilities, redeemable preferred stock and stockholders’ equity	$359,531	$(305,837)		$53,694

Note 4—Fresh Start Accounting, continued

The following summarizes adjustments required to record the reorganization and the issuance of various securities in connection with implementation of the Plan:

(a)	To record the discharge of Predecessor claims and preferred interest and issuance of New Common Stock in accordance with the Plan:

•	$11,274,000 of Secured Vendor Financing Claims received cash of $5,975,000.
•	Unsecured claims, including Old Notes, received 19 million shares of New Common Stock.
•	3,137,500 shares of Old Preferred Stock received 1 million shares of New Common Stock.

(b)	To record the extraordinary gain on early extinguishment of debt of $128,891,000. This represents the difference between the claims extinguished on the Effective Date and the fair value of cash and New Common Stock distributed under the Plan to satisfy these claims.

(c)	To record the receipt of $10,975,000 cash and the issuance of New Senior Notes and New Class A Warrants.

(d)	To eliminate the Predecessor stockholders’ equity and accumulated deficit.

(e)	To record revaluation of assets and liabilities to fair value.

Note 5—FCC Licenses

The Company acquired its spectrum portfolio from 1996 to 2000 through purchase transactions and participation in the FCC auction process.

Bachow – In August 2000, the Predecessor acquired 39 GHz licenses from Bachow Communications Incorporated in exchange for 2.1 million shares of Old Common Stock and payment of certain seller transaction costs of $2.0 million. The total acquisition cost recorded for these licenses was approximately $26.5 million, comprised of the fair value of Old Common Stock issued of approximately $19.5 million, direct costs of $2.1 million and related net deferred tax liabilities of $4.9 million (such deferred tax liabilities being recorded as a result of the carry-over of the relatively low tax basis in assets acquired in this non-taxable transaction).

BroadStream – In August 2000, the Predecessor acquired certain 39 GHz licenses from BroadStream Communications Corporation and its affiliates (the “Seller”) in exchange for 7.6 million shares of Old Common Stock. The total acquisition cost recorded for these licenses was $89.2 million, comprised of the fair value of Old Common Stock issued of approximately $72.0 million, direct costs of $800,000 and related net deferred tax liabilities of $16.4 million (such deferred tax liabilities being recorded as a result of the carry-over of the relatively low tax basis in assets acquired in this non-taxable transaction). Pursuant to a purchase agreement between the Predecessor and the Seller, the Company obtained a right to acquire, and the Seller obtained a right to require the Company to acquire certain additional licenses for Old Common Stock (the “Purchase Agreement”). The Company also entered into an agreement to make available to the Seller, bridge loans of up to $30 million, pursuant to which the Company loaned $13.0 million in 2000. The notes receivable bore interest at 10% per annum and were collateralized by a pledge of 3.9 million shares of Old Common Stock acquired by Seller in the license acquisition transaction and by the personal guarantee of an affiliate of the Seller. The notes were due in November 2000 and the Seller defaulted on repayment. Upon the Seller’s default on repayment of the notes receivable, the Company was no longer obligated to issue an additional 416,667 shares of its Old Common Stock as the final payment for licenses acquired in August 2000. In December 2000, the Seller made a voluntary filing for relief under Chapter 11 of the Bankruptcy Code. During the year ended December 31, 2000, the Company recorded a provision for loan loss of $9.3 million that is included in general and administrative expense. An additional provision for loan loss of $3.9 million was recorded in 2001 as a result in the decrease in value of the collateral securing this note. The Company has made a claim in Seller’s Chapter 11 proceedings and the Seller has rejected the Purchase Agreement in its Chapter 11 proceedings. The Company cannot predict what effect the Seller’s Chapter 11 filing will have on each party’s respective rights under the Purchase Agreement.

Note 5—FCC Licenses, continued

Auction – In 2000 the Company acquired certain 39 GHz licenses from the FCC for $77.0 million cash.

Fresh Start Accounting – As a result of its emergence from bankruptcy and its application of fresh start accounting, the Company reduced the carrying value of its FCC licenses by $310.8 million to a fair value of $46.4 million at December 31, 2001.

Impairment – As a result of its annual impairment evaluation of the fair value of its FCC licenses, the Company reduced the carrying value of the licenses by $24.8 million to a fair value of $21.6 million at December 31, 2002. While performing its impairment evaluation the Company considered (i) the decline in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the decline in the public equity value of companies providing similar services or holding FCC licenses. The fair value of $21.6 million at December 31, 2002 was based upon a valuation performed by an independent valuation firm.

Note 6—Property and Equipment

Components of property and equipment at December 31, 2002 and 2001 were as follows (in thousands):

	2002	2001
Network assets in service	$12	$100
Network components	—	284
Computer systems	13	25
Furniture and equipment	8	59

Total property and equipment	33	468
Accumulated depreciation	(8)	(—)

Property and equipment, net	$25	$468

Depreciation expense approximated $18,000, $5.9 million and $9.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Prior to 2002, the Company had held network components for future deployment. As the Company pursues new business opportunities with its FCC licenses, these network components are held for demonstration purposes, future installation or possible sale. As a result of the change in the Company’s intended usage of these assets, they were transferred from property and equipment to inventory in 2002.

During 2001, the Company recorded a non-cash charge for equipment impairment of $42.6 million related to the write-down to estimated fair value less costs to sell of substantially all of its property and equipment since the Predecessor’s operations had been substantially closed down and networks dismantled. These assets were transferred from property and equipment to assets held for sale. During 2002, all of these assets were sold.

Note 7—Other Non-current Liabilities

Other non-current liabilities include estimated pre-petition amounts due to various state and local governments for use and personal property taxes. These amounts are expected to be paid in periods from 2003 to 2008. Included in the accrued liability is $2.5 million relating to potential property tax assessments from a variety of jurisdictions in locations where the Predecessor previously had equipment and $1.3 million of use tax on equipment purchased by the Predecessor. It is possible that amounts ultimately paid to jurisdictions could be less than the recorded accrued liability. Any potential excess accrual will be reversed either upon settlement or at such time as a basis exists for making such a determination.

Note 8—Income Taxes

A reconciliation of the Company’s effective tax rate as a percentage of loss before income tax benefit and federal statutory rate for the years ended December 31, 2002, 2001 and 2000 is summarized as follows:

	Successor (Note 1)	Predecessor (Note 1)
	2002	2001	2000
Federal statutory rate	35.0%	35.0%	35.0%
Non-deductible interest	—	(2.6%)	(0.8%)
State income tax, net of federal benefit	2.0%	2.0%	2.0%
Other	(1.2%)	(0.4%)	(0.2%)
Change in valuation allowance	(35.8%)	(18.0%)	(33.0%)

Effective income tax rate	0.0%	16.0%	3.0%

Deferred tax assets and liabilities for the Successor at December 31 were as follows (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$86,379	$69,746
FCC license amortization and impairment	20,061	14,701
Equipment depreciation and impairment	1,995	13,665
Note impairment	5,051	—
Other	18	—
Accrued liabilities	1,615	7,076

Total deferred tax assets	115,119	105,188
Valuation allowance	(115,119)	(105,188)

Net deferred tax assets	$—	$—

Deferred tax assets have been reduced by a valuation allowance based on management’s determination that the recognition criteria for realization has not been met. In 2002, the Company increased its deferred tax asset valuation allowance by approximately $9.9 million.

In connection with the reorganization, the Predecessor realized a gain from the extinguishment of certain indebtedness. This gain was not taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Successor was required, at the beginning of its 2002 taxable year, to reduce certain of its tax attributes including (a) net operating loss carryforwards (“NOLs”), (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code and the use of the Company’s NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, are subject to an overall annual limitation of approximately $2.5 million.

At December 31, 2002, the Company has the following net operating loss carryforwards for federal income tax purposes: (i) approximately $195.3 million pre-Effective Date losses (after reductions discussed above) which are subject to the approximately $2.5 million annual limitation discussed above and which expire in various amounts between 2008 and 2021; and, (ii) approximately $38.2 million post-Effective Date losses which expire in 2022. The Company’s tax basis in its assets is approximately $87.1 million at December 31, 2002.

Note 9—New Senior Notes, Old Senior Notes and Vendor Financing Facility Borrowings

New Senior Notes – On the Effective Date the Successor issued $11.0 million of New Senior Notes, with 4 million New Class A Warrants pursuant to terms of the New Senior Note and Class A Warrant Purchase Agreement. The New Senior Notes are due December 20, 2006, or earlier upon change of control, and bear interest at the rate of 9% per annum. Interest on the New Senior Notes is payable quarterly through the issuance of additional New Senior Notes. During the year ended December 31, 2002, the Company issued $1.1 million of New Senior Notes to pay interest. If an event of default has occurred and is continuing, interest is payable in cash. The New Senior Notes are collateralized by all of the assets of the Company and its subsidiaries.

The Company recorded the issuance of New Senior Notes and New Class A Warrants by allocating proceeds of $11.0 million to New Senior Notes and New Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to New Class A Warrants and $6.9 million to New Senior Notes. The value ascribed to the New Class A Warrants was recorded as debt discount and an increase in additional paid-in capital of the Successor. Amortization of debt discount is determined utilizing the effective interest rate method and is included as a component of interest expense. During the year ended December 31, 2002, the Company recorded $818,000 of interest expense for amortization for original issue discount.

The New Senior Notes are subject to terms and conditions of the New Senior Secured Note and Class A Warrant Purchase Agreement which, among other things, contains covenants limiting the Successor’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets, or enter into certain transactions with related parties. At December 31, 2002, no amounts are available for payment of dividends and these restrictive covenants prohibit dividends and distributions. The Company was in compliance with all New Senior Notes covenants at December 31, 2002.

Old Notes – In 1997, the Predecessor received $135.0 million of gross proceeds from a public offering of 14% Senior Notes (the “Old Notes”) and warrants to purchase an aggregate of 2.7 million shares of Old Common Stock at an exercise price of $0.01 per share. Approximately $51.0 million of such proceeds were used to purchase a portfolio of U.S. Treasury securities that provided for interest payments on the Old Notes through February 2000. The aggregate value ascribed to the warrants of approximately $29.7 million, was recorded as debt discount and an increase in additional paid-in capital. Debt discount amortization was determined utilizing the effective interest rate method and was included as a component of interest expense. In 1999, the Company, with the consent of holders of Old Notes, amended certain covenants of the Old Notes indenture to provide the Company with greater flexibility to implement its business plan. Consent fees paid to holders of Old Notes of approximately $4 million and other financing costs associated with obtaining consents of $453,000 were deferred and charged to interest expense using the effective interest rate method over the debt term.

Old Notes, due February 2007, were unsecured senior obligations of the Predecessor with interest payable on February 15 and August 15 of each year and were redeemable at the Company’s option beginning in February 2002 at redemption prices declining to par. Old Notes were issued under an indenture which, among other things, contained covenants limiting the Company’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets, or enter into certain transactions with related parties. At December 31, 2000, no amounts were available for payment of dividends and these restrictive covenants prohibited dividends and distributions. As described in Note 3, on the Effective Date of emerging from bankruptcy, holders of Old Notes received shares of New Common Stock in full satisfaction of claims, and the Old Notes were cancelled.

Purchase and Financing Agreement with Cisco – In November 1999, the Predecessor entered into a purchase agreement, with no minimum purchase obligation, with Cisco Systems Inc. (“Cisco”). During 2000, the Predecessor entered into a credit agreement with Cisco Systems Capital Corporation, an affiliate of Cisco, for multi-year vendor financing to be used to fund the Company’s purchases of Cisco networking hardware and

Note 9—New Senior Notes, Old Senior Notes and Vendor Financing Facility Borrowings, continued

        Purchasing and Financing Agreement with Cisco, continued – other costs associated with the network installation and integration of such hardware. Funding under the facility was available in tranches, $14.0 million being immediately available, $36.0 million available upon build-out of certain markets and the remaining $125.0 million becoming available upon completion of additional market build-outs or closing of additional financing facilities, as defined. Borrowings under the facility bore interest at LIBOR plus 4.25% per annum, payable quarterly, and were collateralized by the Predecessor’s pledge of substantially all of its assets. The Predecessor commenced borrowing under the facility in June 2000, and during that year average borrowings and the weighted average interest rate were $7.2 million and 11%, respectively. Principal payments on facility borrowings were due in installments beginning in 2002. Terms of the credit agreement, among other things, included requirements for the Predecessor to meet certain operational and financial targets, maintain certain levels of financial ratios, to limit distributions, dividends, redemptions or other acquisitions of the Company’s capital stock, to limit the amount of additional indebtedness and provided for mandatory principal prepayments under certain circumstances. As described in Note 3, borrowings under this agreement were settled by the payment of $6 million in cash under the Plan.

Interest – In accordance with SOP 90-7, as of the Petition Date, the Predecessor discontinued the accrual of interest related to liabilities subject to compromise. If such interest had continued to be accrued, based on contractual terms without increase for default provisions, interest expense for the year ended December 31, 2001 would have increased $13.7 million.

Note 10—Capital Stock

New Common Stock – In 2001, the Successor issued 20 million shares of New Common Stock to unsecured creditors and holders of Old Preferred Stock. In February 2002, the Company verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of New Common Stock. The Company distributed 17,512,064 and 1,000,000 shares of New Common Stock to holders of unsecured claims and holders of Old Preferred Stock, respectively. Once the Company completes the verification process it will distribute the remaining 1,487,936 shares of New Common Stock to settle the remaining unsecured claims. If the verification process results in fewer than 1,487,936 shares of New Common Stock being allocated to settle these claims, the difference between 1,487,936 and the number of shares required to settle the claims will be allocated to the current holders of New Common Stock on a pro rata basis relative to their current holdings. The Company estimates that it will complete the verification of the remaining holders of unsecured claims by June 30, 2003 and make another distribution of stock certificates of New Common Stock. The Company will not make any additional distributions to holders of Old Preferred Stock.

New Class A Warrants – In connection with issuance of the New Senior Notes, the Successor issued 4 million New Class A Warrants. Each warrant entitles the holder to purchase one share of New Common stock at a price of $0.01 per share for a period of five years from the Effective Date.

Successor Stock Option Plan – The Successor’s Stock Option Plan provides for the grant of incentive and non-qualified options to purchase up to 1.2 million shares of New Common Stock to directors, officers and employees. The options granted vest ratably over five years and are exercisable for a ten-year term. Options exercisable at December 31, 2002 were 188,000. A summary of successor stock option activity follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at January 1, 2001	—	—
Options issued	940	$3.96

Balance at December 31, 2002	940

Note 10—Capital Stock, continued

Successor Stock Option Plan, continued – All options were granted with an exercise price greater than market. The weighted average fair value and exercise price of options granted were $1.70 and $3.96, respectively, during the year ended December 31, 2002.

Old Preferred Stock – The Predecessor was authorized to issue 10.0 million shares of $0.001 par value serial preferred stock. Each series of preferred stock issued was a separate class and, as a class, had a liquidation preference equal to the aggregate purchase price paid for such class. As described in Note 3, on the Effective Date, holders of Old Preferred Stock received shares of New Common Stock in full satisfaction of claims, and the Old Preferred Stock was cancelled.

In September 1999, pursuant to terms of a stock purchase agreement entered into with a group of investors, the Predecessor sold 2,234,607 shares of Series A convertible preferred stock and 902,893 shares of Series B convertible preferred stock, each at $80 per share, to the investors in exchange for an aggregate of $251.0 million (the “Investment”). At the closing of the investment, the Company designated 3,250,000 shares of Series A Preferred Stock and 902,893 shares of Series B Preferred Stock. The Series B Preferred Stock did not vote. In 2000, all of the Series B Preferred Stock converted into Series A Preferred Stock in accordance with its terms. Except for voting, shares of Series A Preferred Stock and Series B Preferred Stock were identical and entitled holders thereof to the same rights and privileges.

Series A Preferred Stock shares voted on an as-converted basis with Old Common Stock and represented approximately 45% of the Predecessor’s outstanding common stock. Holders of the Series A Preferred Stock could convert Series A shares at any time into ten shares of Old Common Stock. The conversion ratio would have increased or decreased as a result of stock splits, dividends and similar events. Series A Preferred Stock automatically converted into Old Common Stock under certain circumstances. The holders of Series A Preferred Stock were entitled to an initial liquidation preference of $80 per share, subject to adjustments, plus any declared and unpaid dividends. Upon liquidation, after payment of the initial $80 preference amount, the Series A Preferred Stock was also to have participated on a pro rata basis with Old Common Stock until each share of Series A Preferred Stock had received a total liquidation amount of $160. The Predecessor could not pay any cash dividend on Old Common Stock unless in that year a cash dividend of $80 per share on the Series A Preferred Stock had been paid. The total preference in liquidation for Series A Preferred Stock was $251 million.

Shares of Series A Preferred Stock were subject to mandatory redemption requirements under certain limited circumstances as defined in the certificate of designation, preferences and rights of preferred stock. Those circumstances included a consolidation, merger, or sale of all or substantially all of the assets of the Predecessor in which the stockholders of the Predecessor immediately prior to such consolidation, merger, or sale did not own, directly, or indirectly, a majority of the outstanding voting power of the surviving corporation or acquiring entity, as the case may be, immediately after such merger or sale, and the holders of a majority of the then-outstanding shares of Series A Preferred Stock elected not to treat any of the foregoing events as a liquidation, dissolution or winding up by giving written notice thereof to the Company. If such holders did not exercise their right to treat a consolidation, merger or sale as a non-liquidating event, the holders of preferred stock would have been entitled to receive out of the consideration paid in such conveyance the amount payable to such holders in a manner similar to that for a liquidation. Due to the mandatory redemption feature, Predecessor preferred stock was classified outside of stockholders’ equity on the accompanying consolidated balance sheet.

The investors included U.S. Telesource, Inc., a subsidiary of Qwest Communications International Inc. (“Qwest”), investment funds led by Oak Investment Partners (“Oak”), and investment funds of two of the Predecessor’s then existing major stockholders. The investors entered into a stockholders agreement to which the Predecessor was not a party. In the event the Predecessor raised capital through the issuance of equity securities (other than public and certain other offerings), the Predecessor agreed to let investors participate in the purchase of such securities in proportion to their stock holdings. The Predecessor also entered into registration rights and standstill agreements with the investors.

Note 10—Capital Stock, continued

        Old Preferred Stock, continued – Costs incurred in connection with the investment, including investment advisory, legal, regulatory filing and other fees, approximated $7.5 million and were recorded as a reduction of amounts assigned to preferred stock. The Predecessor recorded the issuance of Series A and B preferred stock by allocating net proceeds of approximately $243.5 million to Series A and B shares based on their estimated relative fair values at the date of the Stock Purchase Agreement, resulting in $192.7 million assigned to Series A shares and $50.8 million assigned to Series B shares. Based on the closing price of Predecessor Old Common Stock on the date of stockholder approval of the Investment, the estimated fair value of Series A Preferred Stock on an as-converted to common stock basis exceeded the amount assigned to the Series A shares by approximately $108.9 million. The Predecessor recorded the $108.9 million excess, representing the estimated fair value of the beneficial conversion feature, as an increase in additional paid-in-capital and a decrease in Series A Preferred Stock. The beneficial conversion feature is recognized as a deemed dividend to the preferred stock over the minimum period in which preferred stockholders realize their return. Because Series A shares are immediately convertible, the estimated fair value of the Series A beneficial conversion feature was realizable upon closing of the Investment. Accordingly, a $108.9 million deemed dividend as of the closing of the Investment was recognized as a charge to additional paid-in capital and, for loss per share computations, net loss applicable to common stockholders, and an increase in the carrying value of Series A Preferred Stock.

The remaining balance of the beneficial conversion feature of approximately $50.8 million, which was not realizable until and unless Series B shares were converted, was not recognized at closing and was recognized upon conversion. Series B Preferred Stock automatically converted on a 1-for-1 basis into Series A Preferred Stock whenever the total voting shares of the investors would otherwise have been less than 45% (as defined) of the Predecessor’s outstanding voting stock. As a result of the automatic conversion of approximately 849,000 shares of Series B into Series A, during the year ended December 31, 2000, the Predecessor recognized an additional $47.7 million of deemed dividends. During the year ended December 31, 2000, all remaining Series B shares were converted into shares of Series A and, accordingly, no additional deemed dividends relating to such stock would be recorded in future periods.

Warrants to Purchase Old Common Stock – In connection with financing activities, the Predecessor issued warrants to purchase shares of Old Common Stock. Certain of such warrants contained anti-dilution provisions. As described in Note 3, on the Effective Date, the holders of warrants to purchase Old Common Stock did not receive any distributions under the Plan and the warrants were cancelled. A summary of Old Common Stock shares issuable pursuant to such warrants follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share	Warrant Expiration
Balance at January 1, 2000	1,845	$0.01–$17.19	2001–2008
Warrants issued	20	$3.50	2004
Warrants exercised	(439)	$0.01

Balance at December 31, 2000	1,426	$0.01–$17.19	2001–2008
Warrants cancelled	(1,426)	$0.01–$17.19

Balance at December 31, 2001	—

Predecessor Stock Compensation – Pursuant to the Predecessor’s Restated Equity Incentive Plan (the “Predecessor Plan”), the Predecessor could grant incentive and non-qualified options and other equity incentives with respect to up to 8.0 million shares of Old Common Stock to employees and certain other persons or entities. Pursuant to the 1997 Equity Incentive Plan for Non-Employee Directors, non-employee directors were provided annual stock option grants and could annually elect to take fees in Old Common Stock to be issued covering options and fees up to an aggregate of 500,000 shares. In addition, the Predecessor’s Board of Directors also

Note 10—Capital Stock, continued

        Predecessor Stock Compensation, continued – authorized the Predecessor to grant non-qualified options outside the Predecessor Plan. At December 31, 2000, there had been 750,000 non-plan options authorized and granted. During 1997, the Company cancelled and reissued certain stock options previously granted to employees under the Predecessor Plan to have exercise prices equal to the then current fair market value of $7.88 per share of Old Common Stock. During 1998, the Predecessor authorized the cancellation and reissuance, at the election of the recipients, of certain other stock options previously granted to employees under the Predecessor Plan. Approximately 2.1 million stock options were cancelled and reissued, of which, 50% were issued with an exercise price equal to the then current market value of $2.19 per share of Old Common Stock. The exercise price of the remaining stock options was to be established upon occurrence of certain future events at the then current market value. During 1999, exercise prices of the remaining options were established at the then current fair market value of $8.50 per share of Old Common Stock. These remaining stock options with an $8.50 exercise price are accounted for as variable options prospectively from July 1, 2000, the effective date of FASB Interpretation No. 44.

As described in Note 3, on the Effective Date, the holders of options to purchase Old Common Stock did not receive any distributions under the Plan and the options were cancelled. A summary of Predecessor stock option activity follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2000	4,050	$7.16
Options granted	4,588	$12.89
Options exercised	(1,194)	$6.80
Options cancelled	(272)	$23.55

Options outstanding, December 31, 2000	7,172	$11.04
Options cancelled	(7,172)

Options outstanding, December 31, 2001	—

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

Note 11—401(k) Plan

In 1999, the Predecessor established a 401(k) Plan administered by a third party. In 2001 and 2000, the Company matched employee contributions with 126,180 and 33,000 shares, respectively, of Old Common Stock. All of the 401(k) Plan assets were distributed to participants in 2002 and the Plan was terminated. See Note 13.

In 2002, the Successor established a 401(k) Plan administered by a third party. The Company’s contribution for the year ended December 31, 2002 was $5,000.

Note 12—Related Party Transactions

Holders of approximately 59% of the New Common Stock own approximately 93% of the outstanding New Senior Notes and New Class A Warrants. Representatives from two entities holding approximately 45% of the New Common Stock serve on the Company’s Board of Directors.

Note 12—Related Party Transactions, continued

During 2002, the Company reported accounts payable to related parties of $258,000 which represented professional fees and expense reimbursements due to Cardinal Point Associates (“CPA”) that provided certain services to the Company during the bankruptcy period. The Company’s Chief Executive Officer and Chief Financial Officer were principals of CPA. During 2002, CPA and Peninsula Partners, L.P., which owns approximately 25% of the Company’s common stock and had engaged CPA and previously paid their professional fees, sought approval by the Bankruptcy Court for the Company to pay these fees. In December 2002, the Bankruptcy Court denied its approval of the payment of these fees and the Company reversed the liability and has included this amount in other income as gain on reversal of liabilities.

During 1999, the Predecessor entered into a private line agreement, a co-location agreement, a broadband services agreement and a coordinated marketing agreement with Qwest, which beneficially owned greater than five percent of the Predecessor’s outstanding voting stock. These agreements provided the basic framework around how Qwest and the Company could purchase each other’s services, co-locate equipment and jointly market products, where desirable. These agreements were cancelled when the Company sought protection under Chapter 11 of the Bankruptcy Code. There were no significant transactions pursuant to these agreements between the Predecessor and Qwest. The Predecessor purchased telecommunications services from Qwest of $168,000 and $713,000 during 2001 and 2000, respectively.

The Predecessor purchased certain equipment and services from two companies, both of which were beneficially owned more than 10% by Oak Investment Partners, which beneficially owned greater than five percent of the Predecessor’s outstanding voting stock. The Predecessor purchased network equipment from one of the companies of $0.5 million and $9.0 million during fiscal 2001 and 2000, respectively, and purchased network deployment services from the other company of $4.0 million and $3.2 million during 2001 and 2000, respectively.

Note 13—Commitments and Contingencies

Leases – The Successor has entered into operating leases, expiring between 2003 and 2005, for office space and antenna sites. Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year ending 12/31	Amount due
2003	$21
2004	6
2005	2

Total	$29

Prior to the Effective Date, the Predecessor had entered into operating leases for office space and antenna sites which were rejected in the bankruptcy proceedings. Rent expense approximated $49,000, $3.0 million and $6.4 million for 2002, 2001 and 2000, respectively.

Contingencies – The Company is subject to certain claims and assessments and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. On October 31, 2001, the Company filed suit against Commco Partners, LLC (“Commco”) and Scott Reardon (together, the “Defendants”) in the United States Bankruptcy Court for the District of Delaware alleging breach of contract for non-payment of a $13.0 million bridge loan entered into in connection with the Company’s acquisition of 39 GHz licenses from BroadStream Communications Corporation as described in Note 5. On February 19, 2002, the Defendants served the Company with a counterclaim that asserts breach of

Note 13—Commitments and Contingencies, continued

        Contingencies, continued – contract under the contract for the purchase of the licenses and the realization of substantial damages due to the Company’s failure to register Old Common Stock held by the Defendants. As a result of a settlement agreement between the Company and the Defendants reached in connection with the Company’s bankruptcy proceedings, any recovery by the Defendants on their counterclaim is restricted to reducing or eliminating any claim, demand or cause of action of the Company against the Defendants, and is limited in amount to the total of any recovery by the Company on its claims, demands or causes of actions against the Defendants. On January 23, 2003, the parties reached a settlement agreement whereby in exchange for the Defendant paying the Company $45,000 and transferring its interest in a real estate partnership, both parties would drop all claims. The settlement agreement is subject to approval by the United States Bankruptcy Court of the District of Delaware.

Department of Labor Investigation – In May 2002, the Company was notified that the U.S. Department of Labor (“DOL”) had completed its investigation of the Predecessor’s 401(k) Retirement Plan (“401(k) Plan”). The DOL has raised questions regarding the retention of the Predecessor’s common stock used to match employee contributions in the 401(k) Plan. Under the Plan, all common stock was cancelled resulting in a complete loss of the value of the common stock held in the 401(k) Plan. Correspondence from the DOL states that the DOL believes that the Plan’s fiduciaries were prudently required to sell the stock of the Company held in the 401(k) Plan at some date prior to the Petition Date and may not have complied with certain requirements of the Employee Retirement Income Security Act of 1974 (ERISA). The DOL estimates that 401(k) Plan assets in excess of $1 million were lost as a result of failure to sell this stock. In July 2002, the Company responded to the DOL that it was not a fiduciary of the 401(k) Plan and, that even if it were, any potential liability was discharged on the Effective Date. In February 2003, the DOL notified the Company that it had completed its investigation and that the DOL would take no further action in this matter.

License Renewal – Like other FCC licenses, the 39 GHz licenses which the Company holds were granted for an initial ten-year term and have renewal dates ranging from 2006 to 2011. To obtain renewal of a 39 GHz license, the licensee must demonstrate that it has provided “substantial service” during its license term. What level of service is considered “substantial” will vary depending upon the type of offering by the licensee, and the FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license canceled.

Note 14—Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments were as follows at December 31 (in thousands):

	2002		2001
	Carrying Amt.	Fair Value	Carrying Amt.	Fair Value
Cash and cash equivalents	$5,300	$5,300	$5,850	$5,850
New Senior Notes	8,756	7,841	6,883	10,975

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair values. Fair value of New Senior Notes is based upon the rate of return that an investor would require to purchase similar debt from a similar company.

Note 15—Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial information is summarized as follows (in thousands, except per share data):

	Successor
	Quarter Ended				Year Ended 12/31/02
	3/31/02	6/30/02	9/30/02	12/31/02(1)
Revenues	$75	$74	$72	$74	$295
Loss from operations	(756)	(423)	(342)	(25,164)	(26,685)
Net loss	(1,243)	(808)	(804)	(24,870)	(27,725)
Basic and diluted net loss per common share	(0.06)	(0.04)	(0.04)	(1.25)	(1.39)

	Predecessor
	Quarter Ended				Year Ended 12/31/01
	3/31/01(2)	6/30/01(3)	9/30/01	12/31/01(4)
Revenues	$248	$184	$120	$77	$629
Loss from operations	(22,348)	(48,270)	(6,033)	(3,196)	(79,847)
Loss before extraordinary item	(27,637)	(50,053)	(6,739)	(301,539)	(385,968)
Net loss	(27,637)	(54,124)	(6,854)	(168,462)	(257,077)
Basic and diluted net loss per common share	(0.70)	(1.37)	(0.17)	(4.28)	(6.52)

(1)	Net loss for the quarter includes a $24.8 million charge for impairment of FCC licenses.
(2)	Net loss for the quarter includes a $3.9 million expense for writing a note receivable down to the value of the underlying collateral.
(3)	Net loss for the quarter includes $41.3 million expense to write network and other equipment down to fair value less estimated costs to sell. Additional equipment impairments of $1.2 million and $150,000 are included in the quarters ended 9/30/01 and 12/31/01, respectively.
(4)	Net loss for the quarter reflects the following:
•	Extraordinary gain of $128.9 million from the early extinguishments of debt;
•	Expense of $310.8 million for the revaluation of assets and liabilities to fair value as a result of the reorganization; and,
•	Expense of $30.0 million for write-off of original issue discount and deferred financing costs related to long-tem debt as a result of the reorganization.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors is incorporated herein by reference to the information included under “Election of Directors”, “Board of Directors and Committees” and “Certain Transactions” in our definitive Proxy Statement to be filed with the Commission in connection with our 2003 Annual Meeting of Stockholders (the “Proxy Statement”).

ITEM 11.    EXECUTIVE COMPENSATION

The information set forth under “Compensation and Related Matters” in the Proxy Statement is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information set forth under “Common Stock Ownership” in the Proxy Statement is incorporated herein by reference.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under “Certain Transactions” in the Proxy Statement is incorporated herein by reference.

ITEM 14.    CONTROLS AND PROCEDURES

(a)    Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-14 (c) and 15d-14 (c) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the “Evaluation Date”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company in a timely manner, particularly during the period in which this Annual Report on Form 10-K was being prepared, and that no changes are required at this time.

(b)    Change in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as part of this report:

(1)    Consolidated Financial Statements:

Report of Independent Accountants

Report of Independent Accountants (Post - Emergence)

Report of Independent Accountants (Pre - Emergence)

Consolidated Balance Sheets as of December 31, 2002 and 2001.

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2002, 2001 and 2000.

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

(2)    Financial Statement Schedules:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other	Deductions	Balance at End of Period
	(in thousands)
Description
Year ended December 31, 2002
Allowance for doubtful accounts	$—	$28	$—	$—	$28
Valuation allowance for deferred tax assets	105,188	—	9,931	—	115,119

Year ended December 31, 2001
Allowance for doubtful accounts	24	65	—	(89)	—
Valuation allowance for deferred tax assets	40,697	48,528	15,963	—	105,188

Year ended December 31, 2000
Allowance for doubtful accounts	24	—	—	—	24
Valuation allowance for deferred tax assets	52,594	—	—	11,897	40,697

(3)    Exhibits

The following Exhibits are, as indicated on the Exhibit Index, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings.

Exhibit No.	Title

2.1.*

Findings of Fact and Conclusions of Law Relating to, and Order under 11 U.S.C. Sections 1129(a) and (b) Confirming, the Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization of Advanced Radio Telecom Corp., et al. under Chapter 11 of the Bankruptcy Code dated October 31, 2001.

2.2.*	Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001.

2.3.*

Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code in Respect of the Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001.

3.1.**	Restated Certificate of Incorporation of the Registrant.

3.2.**	Amendment to Certificate of Incorporation of the Registrant.

3.3.***	Amended and Restated By-Laws of the Registrant.

4.1.**	Specimen of Common Stock Certificate.

4.2.***	New Senior Secured Note and Class A Warrant Agreement.

4.3.***	Form of Class A Warrant.

4.4.***	Form of New Senior Secured Note.

4.5.***	Registration Rights Agreement.

4.6.***	Advanced Radio Telecom Corp. Stock Option Plan.

*	Previously filed with the Company’s Periodic Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.

**	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.

***	Previously filed as an exhibit to Exhibit 2.2 of the Company’s Periodic Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.

(b)	Reports on Form 8-K.

The Company did not file any Report on Form 8-K during the last quarter of the year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of March 2003.

FIRST AVENUE NETWORKS, INC.

By:	/s/ DEAN M. JOHNSON
Dean M. Johnson President, Chief Executive Officer

FIRST AVENUE NETWORKS, INC.

By:	/s/ SANDRA THOMAS WATSON
Sandra Thomas Watson Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DEAN M. JOHNSON	Director	March 25, 2003
Dean M. Johnson

/s/ WHARTON B. RIVERS, JR.	Director	March 25, 2003
Wharton B. Rivers, Jr.

/s/ RICHARD L. SHORTEN, JR.	Director	March 25, 2003
Richard L. Shorten, Jr.

/s/ NEIL SUBIN	Director	March 25, 2003
Neil Subin

/s/ MATTHEW TEPLITZ	Director	March 25, 2003
Matthew Teplitz

/s/ R. TED WESCHLER	Director	March 25, 2003
R. Ted Weschler

EXHIBIT INDEX

Exhibit No.	Title

2.1.*

Findings of Fact and Conclusions of Law Relating to, and Order under 11 U.S.C. Sections 1129(a) and (b) Confirming, the Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization of Advanced Radio Telecom Corp., et al. under Chapter 11 of the Bankruptcy Code dated October 31, 2001.

2.2.*	Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001.

2.3.*

Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code in Respect of the Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001.

3.1.**	Restated Certificate of Incorporation of the Registrant.

3.2.**	Amendment to Certificate of Incorporation of the Registrant.

3.3.***	Amended and Restated By-Laws of the Registrant.

4.1.**	Specimen of Common Stock Certificate.

4.2.***	New Senior Secured Note and Class A Warrant Agreement.

4.3.***	Form of Class A Warrant.

4.4.***	Form of New Senior Secured Note.

4.5.***	Registration Rights Agreement.

4.6.***	Advanced Radio Telecom Corp. Stock Option Plan.

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

1.	I have reviewed this Annual Report on Form 10-K of First Avenue Networks, Inc. (the “Registrant”);

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

c)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors:

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

6.	The Registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ DEAN M. JOHNSON	President, Chief Executive Officer	March 25, 2003
Dean M. Johnson

CERTIFICATION PURSUANT TO SECTION 302

OF THE SARBANES-OXLEY ACT OF 2002

1.	I have reviewed this Annual Report on Form 10-K of First Avenue Networks, Inc. (the “Registrant”);

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

e)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

f)	presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the Audit Committee of the Registrant’s Board of Directors:

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and
6.	The Registrant’s other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Signature	Title	Date

/s/ SANDRA THOMAS WATSON	Chief Financial Officer	March 25, 2003
Sandra Thomas Watson

CERTIFICATION PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Each of the undersigned hereby certifies that the Annual Report on Form 10-K of the Company for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such period.

Signature	Title	Date
/s/ DEAN M. JOHNSON	President, Chief Executive Officer	March 25, 2003
Dean M. Johnson

/s/ SANDRA THOMAS WATSON	Chief Financial Officer	March 25, 2003
Sandra Thomas Watson