Form 10-Q
period 2003-03-31
FIRST AVENUE NETWORKS INC
filed 2003-04-30
CIK 1010286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000–21091

FIRST AVENUE NETWORKS, INC.

(formerly known as Advanced Radio Telecom Corp.)

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1869023 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):  Yes      No ☒.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Pursuant to its plan of reorganization, the registrant has 20,000,000 shares of its common stock outstanding as of April 11, 2003. As of such date, 18,512,064 shares have been distributed pursuant to the plan of reorganization.

FIRST AVENUE NETWORKS, INC.

ITEM 1.     FINANCIAL STATEMENTS

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$4,757	$5,300
Accounts receivable, net	111	35
Prepaid expenses and other current assets	88	97
Inventory	368	368

Total current assets	5,324	5,800
Property and equipment, net of accumulated depreciation	22	25
FCC licenses	21,600	21,600
Other assets	4	4

Total assets	$26,950	$27,429

Current liabilities:
Accounts payable	$146	$718
Accrued compensation and benefits	290	255
Accrued taxes other than income	350	350
Other accrued liabilities	408	464

Total current liabilities	1,194	1,787
Senior secured notes, net of unamortized discount	9,231	8,756
Other accrued taxes	3,760	3,760

Total liabilities	14,185	14,303

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	40,831	40,831
Accumulated deficit	(28,086)	(27,725)

Total stockholders’ equity	12,765	13,126

Total liabilities and stockholders’ equity	$26,950	$27,429

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Revenues	$53	$75

Costs and expenses:
Technical and network operations	1	18
Sales and marketing	50	57
General and administrative	320	743
Depreciation and amortization	2	13

Total costs and expenses	373	831

Loss from operations	(320)	(756)

Interest and other:
Interest expense	(475)	(577)
Interest income	14	41
Other	420	49

Total interest and other	(41)	(487)

Net loss	$(361)	$(1,243)

Basic and diluted net loss per common share
Net loss	$(0.02)	$(0.06)

Weighted average common shares	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(361)	$(1,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	13
Non-cash interest expense	475	577
Changes in operating assets and liabilities	(659)	(364)

Net cash used in operating activities	(543)	(1,017)

Cash flows from investing activities:
Proceeds from assets held for sale	—	745
Purchases of property and equipment	—	(21)

Net cash provided by investing activities	—	724

Net decrease in cash and cash equivalents	(543)	(293)
Cash and cash equivalents, beginning of period	5,300	5,850

Cash and cash equivalents, end of period	$4,757	$5,557

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Issuance of senior secured notes for paid-in-kind interest	$271	$278

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

Interim financial statements – Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operation for the interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2002 audited consolidated financial statements and notes thereto contained in the Company’s 2002 Annual Report on Form 10-K.

Use of estimates – Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Among the more significant estimates made by management include fair values of assets and liabilities, accrued property and use taxes and realization of deferred tax assets.

FCC licenses – FCC licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2011. Under the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS No. 142”), FCC licenses are deemed to have an indefinite useful life and are not amortized.

Impairment of long-lived assets – The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where undiscounted expected cash flows associated with such assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. Recoverability of the carrying value of the Company’s FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party. The Company considers the FCC licenses to have an indefinite useful life under the provisions of SFAS No. 142. The Company performs an annual impairment test on this asset. If events and circumstances indicate the assets might be impaired, the Company will perform such a test on an interim basis. The impairment test compares the fair value of the FCC licenses with the carrying value of the asset. If the fair value is less than the carrying values an impairment loss will be recorded.

Net loss per share – Calculation of loss per share for the three months ended March 31, 2003 and 2002 excludes the effect of warrants and options to purchase 4.0 million and 940,000, respectively, shares of common stock since inclusion in such calculation would have been antidilutive.

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

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” (SFAS 123) had been applied (in thousands, except per share data):

	For the Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(361)	$(1,243)
Less: Stock based compensation determined under fair value based method for all awards	—	—

Net loss, as adjusted for fair value method for all stock based awards	$(361)	$(1,243)

Basic and diluted loss per share, as reported and adjusted	$(0.02)	$(0.06)

Note 2—Related Party Transactions

Holders of approximately 59% of the New Common Stock own approximately 93% of the outstanding New Senior Notes and New Class A Warrants. Representatives from two entities holding 45% of the New Common Stock serve on the Company’s Board of Directors.

Note 3—Commitments and Contingencies

Contingencies – The Company is subject to certain claims and assessments and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

In the normal course of business, the Company has various legal claims and other contingent matters outstanding. On October 31, 2001, the Company filed suit against Commco Partners, LLC (“Commco”) and Scott Reardon (together, the “Defendants”) in the United States Bankruptcy Court for the District of Delaware alleging breach of contract for non-payment of a $13.0 million bridge loan entered into in connection with the Company’s acquisition of 39 GHz licenses from BroadStream Communications Corporation. On February 19, 2002, the Defendants served the Company with a counterclaim that asserts breach of contract under the contract for the purchase of the licenses and the realization of substantial damages due to the Company’s failure to register Old Common Stock held by the Defendants. As a result of a settlement agreement between the Company and the Defendants reached in connection with the Company’s bankruptcy proceedings, any recovery by the Defendants on their counterclaim is restricted to reducing or eliminating any claim, demand or cause of action of the Company against the Defendants, and is limited in amount to the total of any recovery by the Company on its claims, demands or causes of actions against the Defendants. On January 23, 2003, the parties reached a settlement agreement whereby, in exchange for the Defendant paying the Company $45,000 and transferring the Defendants’ interest in a real estate partnership, both parties would drop all claims. The settlement agreement was approved by the United States Bankruptcy Court of the District of Delaware on March 14, 2003. As a result, the Company recognized other income of $45,000 in the three months ended March 31, 2003 and has included this amount within accounts receivable at March 31, 2003.

At December 31, 2002, the Company had pre-petition and post-petition priority claims totaling approximately $760,000 that were being disputed. Based upon management’s judgment, $483,000 of this total had been recorded on the Company’s post-Effective Date balance sheet as an estimate of its maximum cash exposure to settle these claims. During the three months ended March 31, 2003, the Company settled these claims for $106,000. The Company has included $106,000 within accounts payable at March 31, 2003 and has recognized other income of $377,000 in the three months ended March 31, 2003 as a result of reaching settlements for less than the recorded liability.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement – This report includes “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. The Company cautions investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors at the end of the business section of the Company’s most recently filed Annual Report on Form 10-K.

Overview

The Company holds over 750 licenses granted by the Federal Communications Commission (“FCC”) and provides wireless, high-speed, point-to-point telecommunications services to 14 customer links. The Company engineered these telecommunication links, purchased and installed radios and tested the links for proper operation and reliability. Its customers incorporate these fixed wireless transmission links into their telecommunication networks and utilize wireless links to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services.

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

Results of Operations

Three months ended March 31, 2003 compared to three months ended March 31, 2002

Revenues for the three months ended March 31, 2003, decreased 29% to $53,000 from $75,000 for the three months ended March 31, 2002 as a result of the number of dedicated wireless links decreasing from 23 at March 31, 2002 to 14 at March 31, 2003.

Technical and network operations costs and expenses are comprised primarily of roof-top rent and backhaul. Technical and network operations costs and expenses decreased 94% to $1,000 for the three months ended March 31, 2003, compared to $18,000 for the three months ended March 31, 2002. This decrease resulted from the decrease in the number of facilities rented to provide service to 14 dedicated links. Technical and network operations costs and expenses were 2% and 24% of revenues for the three months ended March 31, 2003 and 2002, respectively.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs. These costs decreased 12% to $50,000 for the three months ended March 31, 2003, compared to $57,000 for the three months ended March 31, 2002. Sales and marketing costs and expenses were 94% and 76% of revenues for the three months ended March 31, 2003 and 2002, respectively.

General and administrative costs and expenses decreased 57% to $320,000 for the three months ended March 31, 2003 from $743,000 for the three months ended March 31, 2002. This decrease resulted from the absence of expenses incurred during the three months ended March 31, 2002 to finalize the bankruptcy process. During the three months ended March 31, 2002, the Company employed three of the predecessor company’s employees to finalize bankruptcy matters. Additionally, the Company incurred significant legal fees as a result of finalizing the bankruptcy process. General and administrative costs and expenses for the three months ended March 31, 2003 primarily consist of compensation, occupancy expenses, professional fees and insurance. General and administrative costs and expenses were 604% and 991% of revenues for the three months ended March 31, 2003 and 2002, respectively.

Depreciation and amortization expense of $2,000 for the three months ended March 31, 2003 decreased 85% from $13,000 for the three months ended March 31, 2002. This decrease was due to the closure of the predecessor’s Kent, WA facility and sale of assets in the three months ended March 31, 2002. Depreciation and amortization expense was 4% and 17% of revenues for the three months ended March 31, 2003 and 2002, respectively.

Interest and other expenses decreased to $41,000 for the three months ended March 31, 2003 from $487,000 for the three months ended March 31, 2002. This change primarily is attributable to (i) a $102,000 decrease in interest expense as a result of the Company ceasing to record interest on pre-petition amounts due to various state and local governments for use and personal property taxes reported as other non-current liabilities; (ii) $377,000 in other income recorded as a result of settling disputed bankruptcy claims for amounts less than the recorded liability; and, (iii) $45,000 in other income recorded as a result of settling the law suit against Commco Partners, LLC and Scott Reardon.

During the three month period ended March 31, 2003, the Company increased its deferred tax valuation allowance to equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.

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

During the three months ended March 31, 2003, operating activities used cash of approximately $543,000 as compared to $1.0 million during the three months ended March 31, 2002. Cash used by operating activities resulted primarily from the Company’s net loss reduced by non-cash interest expense.

Investing activities provided cash of $724,000 due to proceeds of $745,000, net of selling costs, from the sale of its network and other equipment during the three months ended March 31, 2002.

Senior Secured Notes are due on December 20, 2006 and are collateralized by all assets of the Company. They bear interest at the rate of 9% per annum that is payable quarterly through the issuance of additional Senior Secured Notes at the Company’s option. Only if an event of default has occurred and is continuing is interest mandatorily payable in cash. During the three months ended March 31, 2003 and 2002 the Company issued $271,000 and $278,000, respectively, of additional Senior Secured Notes in lieu of interest. The Senior Note and Class A Warrant Purchase Agreement contains covenants which limit the Company’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets and enter into certain transactions with related parties.

The Company recorded the issuance of the Senior Secured Notes net of the estimated fair value of the New Class A Warrants at the issuance date. Amortization of debt discount of $204,000 has been determined utilizing the effective interest rate method and is a component of interest expense for each of the three months ended March 31, 2003 and 2002.

The Company had cash and cash equivalents of $4.8 million at March 31, 2003. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses in the foreseeable future. It has altered its business plan to minimize expenditures and the amount of future capital required. The Company dismantled its networks, eliminated customer support and reduced its work force during 2001. At March 31, 2003, it had only three employees and non-cancelable financial commitments of less than $22,000 due in 2003. The Company believes that the cash balance at March 31, 2003 is sufficient to cover its operations and capital requirements through and including 2004.

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

A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:

•	Given the nature of the Company’s 39 GHz spectrum, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At March 31, 2003, the Company’s FCC licenses had an estimated fair value of $21.6 million. During 2002, the Company recorded a loss of $24.8 million for the impairment of these FCC licenses as a result of its annual impairment evaluation under SFAS No. 142. In performing its impairment evaluation, the Company identified a number of factors that are considered to be indicative of the value of its FCC licenses, including (i) the decline in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the decline in the public equity value of companies providing similar services or holding FCC licenses. Each of the factors was then quantified and weighted in deriving the estimated fair value. No additional impairment of the FCC license value occurred during the three months ended March 31, 2003.

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

•	The Company holds inventory, primarily radios, for demonstration and installation purposes and has written it down to estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

•	On the Effective Date the Company issued $11.0 million of New Senior Notes, with 4 million New Class A Warrants. The Company recorded the issuance of New Senior Notes and New Class A Warrants by allocating proceeds of $11.0 million to New Senior Notes and New Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to New Class A Warrants and $6.9 million to New Senior Notes. The fair value of warrants was determined using the Black-Scholes option pricing model with key assumptions related to the risk free rate of return, volatility and Company stock price on the issuance date. The value ascribed to the New Class A Warrants was recorded as debt discount and an increase in additional paid-in capital of the Company. Annual amortization of debt discount is determined utilizing the effective interest rate method and is included as a component of interest expense. New Senior Notes are reported as of the balance sheet date at their face value less unamortized debt discount.

•	The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

•	At March 31, 2003, other accrued taxes included accrued property tax and use tax liabilities of approximately $2.5 million and $1.3 million, respectively, that were incurred by the predecessor company. Such liabilities are expected to be released as the Company reaches settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While management believes the amounts represent reasonable estimates of the amounts potentially owed by the Company, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts.

•	In connection with its emergence from bankruptcy, the Company reflected terms of the Plan in its consolidated financial statements by adopting the fresh start accounting provisions of SOP 90-7 on December 31, 2001. Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In adopting fresh start accounting, the Company utilized the reorganization value or fair value of the entity. The reorganization value of a company is the amount of value available and to become available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the debtor-in-possession and the creditors and holders of equity interests. A committee of unsecured creditors together with the Company determined a reorganization value of approximately $53.7 million which was deemed fair value of the assets of the reorganized business, with FCC licenses comprising 86% of the reorganization value. The Company’s recoverability of its investment in FCC licenses is dependent upon its successful execution of its business plan.

•	The Company is subject to all of the risks inherent in an early-stage business in the telecommunication industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of these assets is highly dependent on the ability of management to execute on its business plan.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s existing long-term debt has a fixed interest rate; however, future borrowings may bear interest at variable rates and accordingly, the Company’s exposure to market risk for changes in interest rates may change in the future.

At March 31, 2003, the Company had cash and cash equivalents of $4.7 million that were held in bank accounts and in certificates of deposits with an average interest rate of 1.2% and original maturity of less than three months. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations. Our policy prohibits investing in instruments with maturities that exceed 35 days. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

The Company’s long-term debt has a face value of $12.3 million and bears interest at a fixed rate of 9%. The debt is due in full in 2006.

ITEM 4.    CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of the chief executive officer and the chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective in connection with the Company’s filing of this quarterly report on Form 10-Q for the period ended March 31, 2003.

There were no significant changes in the Company’s internal controls or in any other factors which could significantly affect those controls, subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II — OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

On October 31, 2001, the Company filed suit against Commco Partners, LLC (“Commco”) and Scott Reardon (together, the “Defendants”) in the United States Bankruptcy Court for the District of Delaware alleging breach of contract for non-payment of a $13.0 million bridge loan entered into in connection with the Company’s acquisition of 39 GHz licenses from BroadStream Communications Corporation. On February 19, 2002, the Defendants served the Company with a counterclaim that asserts breach of contract under the contract for the purchase of the licenses and the realization of substantial damages due to the Company’s failure to register Old Common Stock held by the Defendants. As a result of a settlement agreement between the Company and the Defendants reached in connection with the Company’s bankruptcy proceedings, any recovery by the Defendants on their counterclaim is restricted to reducing or eliminating any claim, demand or cause of action of the Company against the Defendants, and is limited in amount to the total of any recovery by the Company on its claims, demands or causes of actions against the Defendants. On January 23, 2003, the parties reached a settlement agreement whereby in exchange for the Defendant paying the Company $45,000 and transferring the Defendants’ interest in a real estate partnership, both parties would drop all claims. The settlement agreement was approved by the United States Bankruptcy Court of the District of Delaware on March 14, 2003. The Company recognized other income of $45,000 in the three months ended March 31, 2003 and has included this amount within accounts receivable at March 31, 2003.

At December 31, 2002, the Company had pre-petition and post-petition priority claims totaling approximately $760,000 that were being disputed. The Company had previously accrued $483,000 of this total as an estimate of its maximum cash exposure to settle these claims. During the three months ended March 31, 2003, the Company settled these claims for $106,000. The Company has included $106,000 within accounts payable at March 31, 2003 and has recognized other income of $377,000 in the three months ended March 31, 2003 as a result of reaching settlements for less than the recorded liability.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:

None.

(b)    Reports on Form 8-K:

The Company did not file any Report on Form 8-K during the three months ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AVENUE NETWORKS, INC.

April 30, 2003	By:	/s/ DEAN M. JOHNSON
Date		Dean M. Johnson President, Chief Executive Officer and Director

Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Name	Title	Date

/s/ DEAN M. JOHNSON Dean M. Johnson	President, Chief Executive Officer and Director	April 30, 2003

/s/ SANDRA THOMAS WATSON Sandra Thomas Watson	Chief Financial Officer Principal Financial and Accounting Officer	April 30, 2003

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

Date:  April 30, 2003

/s/ Dean M. Johnson
Dean M. Johnson President, Chief Executive Officer and Director

CERTIFICATION PURSUANT TO

RULE 13A-14 OF THE SECURITIES EXCHANGE ACT OF 1934,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Sandra Thomas Watson, Chief Financial Officer of the Company, certify that:

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

Date:  April 30, 2003

/s/ Sandra Thomas Watson
Sandra Thomas Watson Chief Financial Officer

CERTIFICATION PURSUANT TO

SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, as chief executive officer of First Avenue Networks, Inc. (the “Company”), does hereby certify that to the undersigned’s knowledge:

1)	the Company’s Form 10-Q for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2)	the information contained in the Company’s Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Dean M. Johnson
Dean M. Johnson CEO and Director

Dated:        April 30, 2003

CERTIFICATION PURSUANT TO

SECTION 1350, CHAPTER 63 OF TITLE 18, UNITED STATES CODE,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, the undersigned, as chief financial officer of First Avenue Networks, Inc. (the “Company”), does hereby certify that to the undersigned’s knowledge:

3)	the Company’s Form 10-Q for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

4)	the information contained in the Company’s Form 10-Q for the quarterly period ended March 31, 2003 fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Sandra Thomas Watson
Sandra Thomas Watson Chief Financial Officer

Dated:         April 30, 2003