Form 10-Q
period 2003-06-30
FIRST AVENUE NETWORKS INC
filed 2003-08-07
CIK 1010286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000–21091

FIRST AVENUE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Pursuant to its plan of reorganization, the registrant has 20,000,000 shares of its common stock outstanding as of July 18, 2003. As of such date, 18,512,064 shares have been distributed pursuant to the plan of reorganization.

FIRST AVENUE NETWORKS, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	June 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$4,438	$5,300
Accounts receivable, net	25	35
Prepaid expenses and other current assets	49	97
Inventory	357	368

Total current assets	4,869	5,800
Property and equipment, net	21	25
FCC licenses	21,600	21,600
Other assets	4	4

Total assets	$26,494	$27,429

Current liabilities:
Accounts payable	$138	$718
Accrued compensation and benefits	130	255
Accrued taxes other than income taxes	350	350
Other accrued liabilities	377	464

Total current liabilities	995	1,787
Senior secured notes, net	9,712	8,756
Accrued taxes other than income taxes	3,760	3,760

Total liabilities	14,467	14,303

Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	40,831	40,831
Accumulated deficit	(28,824)	(27,725)

Total stockholders’ equity	12,027	13,126

Total liabilities and stockholders’ equity	$26,494	$27,429

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$37	$74	$90	$149

Costs and expenses:
Technical and network operations	1	7	2	25
Sales and marketing	50	58	100	115
General and administrative	269	430	589	1,173
Depreciation and amortization	2	2	4	15

Total costs and expenses	322	497	695	1,328

Loss from operations	(285)	(423)	(605)	(1,179)

Interest and other:
Interest expense	(481)	(552)	(956)	(1,129)
Interest income	12	21	26	62
Other	16	146	436	195

Total interest and other	(453)	(385)	(494)	(872)

Net loss	$(738)	$(808)	$(1,099)	$(2,051)

Basic and diluted net loss per common share
Net loss	$(0.04)	$(0.04)	$(0.06)	$(0.10)

Weighted average common shares	20,000	20,000	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,099)	$(2,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4	15
Gain on sale of assets held for resale	—	(132)
Non-cash income	—	(10)
Non-cash interest expense	956	1,129
Changes in operating assets and liabilities	(723)	(248

Net cash used in operating activities	(862)	(1,297)

Cash flows from investing activities:
Proceeds from assets held for sale	—	925
Purchases of property and equipment	—	(21)

Net cash provided by investing activities	—	904

Net decrease in cash and cash equivalents	(862)	(393)
Cash and cash equivalents, beginning of period	5,300	5,850

Cash and cash equivalents, end of period	$4,438	$5,457

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Issuance of senior secured notes for paid-in-kind interest	$547	$531

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

The Company was previously known as Advanced Radio Telecom Corp. (“ART”). In February 2002, the shareholders approved amendments to the Certificate of Incorporation to change the Company’s name to First Avenue Networks, Inc. ART, with its subsidiaries, filed a voluntary petition with the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) for protection under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) on April 20, 2001 (the “Petition Date”).

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

The Company is subject to all of the risks inherent in an early-stage business in the telecommunication industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Interim financial statements – Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2002 audited consolidated financial statements and notes thereto contained in the Company’s 2002 Annual Report on Form 10-K.

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

Net loss per share – Calculation of loss per share for the three months and six months ended June 30, 2003 and 2002 excludes the effect of warrants and options to purchase 4.0 million and 940,000, respectively, shares of common stock since inclusion in such calculation would have been antidilutive.

Stock options – The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its stock-based compensation plan. Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of fair value of company stock over exercise price at the measurement date, except when the plan is determined to be variable in nature. The Company accounts for equity stock options granted to non-employees at fair value.

The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” (SFAS 123) as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (SFAS 148) had been applied (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net loss, as reported	$(738)	$(808)	$(1,099)	$(2,051)
Less: Stock based compensation determined under fair value based method for all awards	—	—	—	—

Net loss, as adjusted for fair value method for all stock based awards	$(738)	$(808)	$(1,099)	$(2,051)

Basic and diluted loss per share, as reported and adjusted	$(0.04)	$(0.04)	$(0.06)	$(0.10)

Note 2—Related Party Transactions

Holders of approximately 59% of the Company’s common stock own approximately 93% of the outstanding senior notes and Class A Warrants. Representatives from two entities holding approximately 45% of the Company’s common stock serve on the Company’s Board of Directors.

Note 3—Commitments and Contingencies

Contingencies – The Company is subject to certain claims and assessments and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position or results of operations.

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

Overview

The Company holds over 750 licenses granted by the Federal Communications Commission (“FCC”) and provides wireless, high-speed, point-to-point telecommunications services to 13 customer links. The Company engineered these telecommunication links, purchased and installed radios and tested the links for proper operation and reliability. Its customers incorporate these fixed wireless transmission links into their telecommunication networks and utilize wireless links to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services.

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

Under the Plan, the Company issued 20 million shares of new post-Chapter 11 common stock (“New Common Stock”) to unsecured creditors and holders of Series A Preferred Stock (“Old Preferred Stock”). Each holder of an unsecured claim received its pro rata share of 19 million shares of New Common Stock. Each holder of Old Preferred Stock received its pro rata share of 1 million shares of New Common Stock. Holders of pre-chapter 11 common stock (“Old Common Stock”) and holders of any other equity interest received no distributions under the Plan. All Old Common Stock, Old Preferred Stock and all other equity interests such as employee stock options and warrants were cancelled on the Effective Date. As of July 18, 2003, the Company has distributed 18,512,064 shares to unsecured creditors and holders of Old Preferred Stock. The remaining 1,487,936 shares will be distributed once all bankruptcy claims have been resolved. (See Liquidity and Capital Resources for further discussion.)

Prior to the Company’s reorganization, it incurred significant operating costs and interest expense. While pursuing its short-term strategy, the Company expects significantly less costs in these areas. The Company also expects its general and administrative and sales and marketing costs to be less than those incurred prior to its reorganization.

Results of Operations

Six months ended June 30, 2003 compared to six months ended June 30, 2002

Revenues for the six months ended June 30, 2003, decreased 40% to $90,000 from $149,000—for the six months ended June 30, 2002 as a result of the number of dedicated wireless links decreasing from 21 at June 30, 2002 to 13 at June 30, 2003.

Technical and network operations costs and expenses are comprised primarily of roof-top rent and backhaul. Technical and network operations costs and expenses decreased 92% to $2,000 for the six months ended June 30, 2003, compared to $25,000 for the six months ended June 30, 2003. This decrease resulted from the decrease in the number of facilities rented to provide service to 13 dedicated links. Technical and network operations costs and expenses were 2% and 17% of revenues for the six months ended June 30, 2003 and 2002, respectively.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs. These costs decreased 13% to $100,000 for the six months ended June 30, 2003, compared to $115,000 for the six months ended June 30, 2002. Sales and marketing costs and expenses were 111% and 77% of revenues for the six months ended June 30, 2003 and 2002, respectively.

General and administrative costs and expenses decreased 50% to $589,000 for the six months ended June 30, 2003 from $1.2 million for the six months ended June 30, 2002. This decrease resulted from the absence of expenses in the three month period ended June 30, 2003 that were incurred during the six months ended June 30, 2002 to finalize the bankruptcy process. During the six months ended June 30, 2002, the Company employed three of the predecessor company’s employees to finalize bankruptcy matters. Additionally, the Company incurred significant legal fees as a result of finalizing the bankruptcy process. General and administrative costs and expenses for the six months ended June 30, 2003 primarily consist of compensation, occupancy expenses, professional fees and insurance. General and administrative costs and expenses were 654% and 787% of revenues for the six months ended June 30, 2003 and 2002, respectively.

Depreciation and amortization expense of $4,000 for the six months ended June 30, 2003 decreased 73% from $15,000 for the six months ended June 30, 2002. This decrease was due to the closure of the predecessor’s Kent, WA facility and sale of assets in the six months ended June 30, 2002. Depreciation and amortization expense was 4% and 10% of revenues for the six months ended June 30, 2003 and 2002, respectively.

Interest and other expenses decreased to $494,000 for the six months ended June 30, 2003 from $872,000 for the six months ended June 30, 2002. This change primarily is attributable to (i) a $173,000 decrease in interest expense as a result of the Company ceasing in 2003 to record interest on pre-petition amounts due to various state and local governments for use and personal property taxes reported as other non-current liabilities and (ii) $377,000 in other income recorded during the six months ended June 30, 2003 as a result of settling disputed bankruptcy claims for amounts less than the recorded liability.

During the six months ended June 30, 2003, the Company increased its deferred tax valuation allowance to equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.

Three months ended June 30, 2003 compared to three months ended June 30, 2002

Revenues for the three months ended June 30, 2003, decreased 50% to $37,000 from $74,000 for the three months ended June 30, 2002 as a result of the number of dedicated wireless links decreasing from 21 at June 30, 2002 to 13 at June 30, 2003.

Technical and network operations costs and expenses are comprised primarily of roof-top rent and backhaul. Technical and network operations costs and expenses decreased 86% to $1,000 for the three months ended June 30, 2003, compared to $7,000 for the three months ended June 30, 2002. This decrease resulted from the decrease in the number of facilities rented to provide service to 13 dedicated links. Technical and network operations costs and expenses were 3% and 9% of revenues for the three months ended June 30, 2003 and 2002, respectively.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs. These costs decreased 14% to $50,000 for the three months ended June 30, 2003, compared to $58,000 for the three months ended June 30, 2002. Sales and marketing costs and expenses were 135% and 78% of revenues for the three months ended June 30, 2003 and 2002, respectively.

General and administrative costs and expenses decreased 37% to $269,000 for the three months ended June 30, 2003 from $430,000 for the three months ended June 30, 2002. This decrease resulted from the absence of (i) professional expenses incurred during the six months ended June 30, 2002 to finalize the bankruptcy process and (ii) expenses incurred in the three months ended June 30, 2002 to liquidate the Company’s international subsidiaries. General and administrative costs and expenses for the three months ended June 30, 2003 primarily consist of compensation, occupancy expenses, professional fees and insurance. General and administrative costs and expenses were 727% and 581% of revenues for the three months ended June 30, 2003 and 2002, respectively.

Depreciation and amortization expense of $2,000 for the three months ended June 30, 2003 are unchanged from $2,000 for the three months ended June 30, 2002. Depreciation and amortization expense was 5% and 3% of revenues for the three months ended June 30, 2003 and 2002, respectively.

Interest and other expenses increased to $453,000 for the three months ended June 30, 2003 from $385,000 for the three months ended June 30, 2002. This change is attributable to (i) a $71,000 decrease in interest expense as a result of the Company ceasing in 2003 to record interest on pre-petition amounts due to various state and local governments for use and personal property taxes reported as other non-current liabilities and (ii) a $130,000 decrease in other income. Other income for the three months ended June 30, 2002 included amounts realized by the Company for disposing of assets held for sale.

During the three month period ended June 30, 2003, the Company increased its deferred tax valuation allowance to equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.

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

In February 2002, the Company verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of New Common Stock. The Company estimates that it will complete the verification of the remaining holders of unsecured claims by December 31, 2003 and make another distribution of stock certificates of New Common Stock. The Company will not make any additional distributions to holders of Old Preferred Stock.

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

During the six months ended June 30, 2003, operating activities used cash of approximately $862,000 million as compared to $1.3 million during the six months ended June 30, 2002. Cash used by operating activities during the six months ended June 30, 2003 and 2002 resulted primarily from the Company’s net loss reduced by non-cash interest expense and depreciation and amortization.

During the six months ended June 30, 2002 investing activities provided cash of $904,000 primarily due to proceeds of $925,000, net of selling costs, from the sale of its network and other equipment.

Senior Secured Notes are due on December 20, 2006 and are collateralized by all assets of the Company. They bear interest at the rate of 9% per annum that is payable quarterly through the issuance of additional Senior Secured Notes at the Company’s option. Only if an event of default has occurred and is continuing is interest mandatorily payable in cash. During the six months ended June 30, 2003 the Company issued $547,000 of additional Senior Secured Notes for interest. The Senior Note and Class A Warrant Purchase Agreement contains covenants which limit the Company’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets and enter into certain transactions with related parties.

The Company recorded the issuance of the Senior Secured Notes net of the estimated fair value of the New Class A Warrants at the issuance date. Amortization of debt discount of $409,000 has been determined utilizing the effective interest rate method and is a component of interest expense for the six months ended June 30, 2003.

The Company had cash and cash equivalents of $4.4 million at June 30, 2003. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses in the foreseeable future. The Company has altered its business plan to minimize expenditures and the amount of future capital required. At June 30, 2003, it had three employees and non-cancelable financial commitments of less than $22,000 due in 2003. The Company believes that the cash balance at June 30, 2003 is sufficient to cover its operations and capital requirements through and including 2004.

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

A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:

•	Given the nature of the Company’s 39 GHz spectrum, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At June 30, 2003, the Company’s FCC licenses had an estimated fair value of $21.6 million. During 2002, the Company recorded a loss of $24.8 million for the impairment of these FCC licenses as a result of its annual impairment evaluation under SFAS No. 142. In performing its impairment evaluation, the Company identified a number of factors that are considered to be indicative of the value of its FCC licenses, including (i) the decline in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the decline in the public equity value of companies providing similar services or holding FCC licenses. Each of the factors was then quantified and weighted in deriving the estimated fair value. No additional impairment of the FCC license value occurred during the six months ended June 30, 2003.

Several key assumptions were included in the valuation model: (i) the value of the FCC licenses directly correlates with the public trading value of the Company’s stock and that of other public companies in the telecommunication industry; (ii) certain private purchases of similar licenses are reflective of the fair value of the underlying assets; (iii) the relative weights assigned to each factor represents the level of the factor’s relevancy to the estimation of the fair value of the FCC licenses; and, (iv) the model captures relevant information impacting the fair value of these licenses. Any change in the above assumptions could lead to a different result. The Company will continue to evaluate the fair value of its FCC licenses for impairment as events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable.

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

•	The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

•	At June 30, 2003, other accrued taxes included accrued property tax and use tax liabilities of approximately $2.5 million and $1.3 million, respectively, that were incurred prior to reorganization. Such liabilities are expected to be released as the Company reaches settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While management believes the amounts represent reasonable estimates of the amounts potentially owed by the Company, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts.

•	In connection with its emergence from bankruptcy, the Company reflected terms of the Plan in its consolidated financial statements by adopting the fresh start accounting provisions of SOP 90-7 on December 31, 2001. Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In adopting fresh start accounting, the Company utilized the reorganization value or fair value of the entity. The reorganization value of a company is the amount of value available and to become available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the debtor-in-possession and the creditors and holders of equity interests. A committee of unsecured creditors together with the Company determined a reorganization value of approximately $53.7 million which was deemed fair value of the assets of the reorganized business, with FCC licenses comprising 86% of the reorganization value. The Company’s recoverability of its investment in FCC licenses is dependent upon its successful execution of its business plan.

•	The Company is subject to all of the risks inherent in an early-stage business in the telecommunication industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of these assets is highly dependent on the ability of management to execute on its business plan.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s existing long-term debt has a fixed interest rate; however, future borrowings may bear interest at variable rates and accordingly, the Company’s exposure to market risk for changes in interest rates may change in the future.

At June 30, 2003, the Company had cash and cash equivalents of $4.4 million that were held in bank accounts and in certificates of deposits with an average interest rate of 1.2% and have an original maturity of less than three months. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations. Its policy prohibits investing in instruments with maturities that exceed 35 days. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

The Company’s long-term debt has a face value of $12.6 million and bears interest at a fixed rate of 9%. The debt is due in full in 2006.

ITEM 4.    CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the three months ended June 30, 2003, each of the chief executive officer and the chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective in connection with the Company’s filing of this quarterly report on Form 10-Q for the period ended June 30, 2003.

There were no significant changes in the Company’s internal controls or in any other factors which could significantly affect those controls, subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

PART II — OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Shareholders

The Company held its annual meeting of stockholders (the “Annual Meeting”) on June 2, 2003. Matters submitted to a vote of Company stockholders and voting results were as follows:

(i)	Stockholders elected Dean M. Johnson, Wharton B. Rivers, Jr., Richard L. Shorten, Jr., Neil Subin, Matthew Teplitz and R. Ted Weschler as directors of the Company. Votes cast at the Annual Meeting with respect to this matter were as follows:

Nominee	Votes in favor of election	Votes to withhold authorization for election
Dean M. Johnson	16,754,137	250,563
Wharton B. Rivers, Jr.	16,964,216	40,484
Richard L. Shorten, Jr.	16,966,328	38,372
Neil Subin	16,966,328	38,372
Matthew J. Teplitz	16,966,328	38,372
R. Ted Weschler	16,966,328	38,372

(ii)	Stockholders approved an amendment to the Company’s stock option plan. Votes cast at the Annual Meeting with respect to this matter were 16,936,616 votes in favor of the approval of the stock option plan, 32,824 votes against the approval and 35,260 votes abstained.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1	Certification of Dean M. Johnson under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Sandra Thomas Watson under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Dean M. Johnson under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Sandra Thomas Watson under Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K:

A current report on Form 8-K announcing the change in the Company’s certifying accountants from PricewaterhouseCoopers, LLP to KBA Group, LLP was filed with the Securities and Exchange Commission on June 12, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AVENUE NETWORKS, INC.

August 7, 2003 Date	By:	/s/ DEAN M. JOHNSON
Dean M. Johnson President, Chief Executive Officer and Director

Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DEAN M. JOHNSON	President, Chief Executive Officer and	August 7, 2003
Dean M. Johnson	Director

/s/ SANDRA THOMAS WATSON	Chief Financial Officer	August 7, 2003
Sandra Thomas Watson	Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of Dean M. Johnson under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Sandra Thomas Watson under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Dean M. Johnson under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Sandra Thomas Watson under Section 906 of the Sarbanes-Oxley Act.