Form 10-Q
period 2003-09-30
FIRST AVENUE NETWORKS INC
filed 2003-10-31
CIK 1010286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: Pursuant to its plan of reorganization, the registrant has 20,000,000 shares of its common stock outstanding as of October 10, 2003. As of such date, 18,512,064 shares have been distributed pursuant to the plan of reorganization.

FIRST AVENUE NETWORKS, INC.

ITEM 1.	Financial Statements

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	September 30, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$4,066	$5,300
Accounts receivable, net	39	35
Prepaid expenses and other current assets	41	97
Inventory	357	368

Total current assets	4,503	5,800
Property and equipment, net	18	25
FCC licenses	21,600	21,600
Other assets	4	4

Total assets	$26,125	$27,429

Current liabilities:
Accounts payable	$54	$718
Accrued compensation and benefits	192	255
Accrued taxes other than income taxes, current portion	350	350
Other accrued liabilities	307	464

Total current liabilities	903	1,787
Senior secured notes, net	10,200	8,756
Accrued taxes other than income taxes, less current portion	3,760	3,760

Total liabilities	14,863	14,303

Commitments and contingencies (Note 3)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,000,000 shares issued and outstanding	20	20
Additional paid-in capital	40,936	40,831
Accumulated deficit	(29,694)	(27,725)

Total stockholders’ equity	11,262	13,126

Total liabilities and stockholders’ equity	$26,125	$27,429

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues	$33	$72	$123	$221

Costs and expenses:
Technical and network operations	1	3	3	28
Sales and marketing	98	44	198	159
General and administrative	349	365	938	1,538
Depreciation and amortization	3	2	7	17

Total costs and expenses	451	414	1,146	1,742

Loss from operations	(418)	(342)	(1,023)	(1,521)

Interest and other:
Interest expense	(487)	(557)	(1,443)	(1,686)
Interest income	12	25	38	87
Other	23	70	459	265

Total interest and other	(452)	(462)	(946)	(1,334)

Net loss	$(870)	$(804)	$(1,969)	$(2,855)

Basic and diluted net loss per common share
Net loss	$(0.04)	$(0.04)	$(0.10)	$(0.14)

Weighted average common shares outstanding	20,000	20,000	20,000	20,000

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,969)	$(2,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7	17
Gain on sale of assets held for resale	—	(153)
Stock-based compensation expense	106	—
Non-cash income	—	(10)
Non-cash interest expense	1,443	1,686
Changes in operating assets and liabilities	(821)	(176)

Net cash used in operating activities	(1,234)	(1,491)

Cash flows from investing activities:
Proceeds from assets held for sale	—	964
Purchases of property and equipment	—	(21)

Net cash provided by investing activities	—	943

Net decrease in cash and cash equivalents	(1,234)	(548)
Cash and cash equivalents, beginning of period	5,300	5,850

Cash and cash equivalents, end of period	$4,066	$5,302

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Issuance of senior secured notes for paid-in-kind interest	$830	$790

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

Impairment of long-lived assets – The Company evaluates its long-lived assets for impairment and continues to evaluate them as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where undiscounted expected cash flows associated with such assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. Recoverability of the carrying value of FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party. The Company considers the FCC licenses to have an indefinite useful life under the provisions of SFAS No. 142. The Company performs an annual impairment test on this asset. If events and circumstances indicate the assets might be impaired, the Company will perform such a test on an interim basis. The impairment test compares the fair value of the FCC licenses with the carrying value of the asset. If the fair value is less than the carrying values, an impairment loss will be recorded.

Net loss per share – Calculation of loss per share for the three months and nine months ended September 30, 2003 and 2002 excludes the effect of warrants and options to purchase 4.0 million and 1.4 million, respectively, shares of common stock since inclusion in such calculation would have been antidilutive.

Stock options – The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, for its stock-based compensation plan. Accordingly, compensation cost for stock options granted to employees and directors is measured on the date of grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company accounts for equity stock options granted to non-employees at fair value.

In September 2003, the Company canceled 940,000 options to purchase common stock at a strike price of $3.96 which represented all of its outstanding options. The Company replaced these options with 1,388,717 options to purchase common stock at a strike price of $0.14. Of these options, 277,743 have immediately vested. These options will be accounted for on a variable basis. The remainder vest on a pro rata basis on December 20, 2003 and annually thereafter through December 20, 2006. As a result of this variable method of accounting, the Company has recorded a non-cash compensation charge of $106,000 during the three months ended September 30, 2003.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(870)	$(804)	$(1,969)	$(2,855)
Add: Stock based compensation expense included in reported net loss	106	—	106	—
Less: Stock based compensation determined under fair value based method for all awards	(53)	—	(53)	—

Net loss, as adjusted for fair value method for all stock based awards	$(817)	$(804)	$(1,916)	$(2,855)

Basic and diluted loss per share, as reported and adjusted	$(0.04)	$(0.04)	$(0.10)	$(0.14)

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

Under the Plan, the Company issued 20 million shares of new post-Chapter 11 common stock (“New Common Stock”) to unsecured creditors and holders of Series A Preferred Stock (“Old Preferred Stock”). Each holder of an unsecured claim received its pro rata share of 19 million shares of New Common Stock. Each holder of Old Preferred Stock received its pro rata share of 1 million shares of New Common Stock. Holders of pre-chapter 11 common stock (“Old Common Stock”) and holders of any other equity interest received no distributions under the Plan. All Old Common Stock, Old Preferred Stock and all other equity interests such as employee stock options and warrants were cancelled on the Effective Date. As of October 10, 2003, the Company has distributed 18,512,064 shares to unsecured creditors and holders of Old Preferred Stock. The remaining 1,487,703 shares will be distributed in November 2003. (See Liquidity and Capital Resources for further discussion.)

Prior to the Company’s reorganization, it incurred significant operating costs and interest expense. While pursuing its short-term strategy, the Company expects significantly less costs in these areas. The Company also expects its general and administrative and sales and marketing costs to be less than those incurred prior to its reorganization.

Results of Operations

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

Revenues for the nine months ended September 30, 2003 decreased 44% to $123,000 from $221,000 for the nine months ended September 30, 2002 as a result of the number of dedicated wireless links decreasing from 21 at September 30, 2002 to 13 at September 30, 2003.

Technical and network operations costs and expenses are comprised primarily of roof-top rent and backhaul. Technical and network operations costs and expenses decreased to $3,000 for the nine months ended September 30, 2003, compared to $28,000 for the nine months ended September 30, 2003. This decrease resulted from the decrease in the number of facilities rented to provide service to 13 dedicated links. Technical and network operations costs and expenses were 2% and 13% of revenues for the nine months ended September 30, 2003 and 2002, respectively.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs. These costs increased 25% to $198,000 for the nine months ended September 30, 2003, compared to $159,000 for the nine months ended September 30, 2002. This increase was due to increased public relation expenses and a non-cash stock-based compensation charge not incurred in the nine months ended September 30, 2002. Sales and marketing costs and expenses were 161% and 72% of revenues for the nine months ended September 30, 2003 and 2002, respectively.

General and administrative costs and expenses decreased 39% to $938,000 for the nine months ended September 30, 2003 from $1.5 million for the nine months ended September 30, 2002. This decrease resulted from the absence of expenses in the nine months ended September 30, 2003 that were incurred during the nine months ended September 30, 2002 to finalize the bankruptcy process. During the nine months ended September 30, 2002, the Company employed three of the predecessor company’s employees to finalize bankruptcy matters. Additionally, the Company incurred significant legal fees as a result of finalizing the bankruptcy process. General and administrative costs and expenses for the nine months ended September 30, 2003 primarily consist of compensation, occupancy expenses, professional fees and insurance. General and administrative costs and expenses were 763% and 696% of revenues for the nine months ended September 30, 2003 and 2002, respectively.

Depreciation and amortization expense of $7,000 for the nine months ended September 30, 2003 decreased 59% from $17,000 for the nine months ended September 30, 2002. This decrease was due to the closure of the predecessor’s Kent, WA facility and sale of assets in the nine months ended September 30, 2002. Depreciation and amortization expense was 6% and 8% of revenues for the nine months ended September 30, 2003 and 2002, respectively.

Interest and other expenses decreased to $946,000 for the nine months ended September 30, 2003 from $1.3 million for the nine months ended September 30, 2002. This change primarily is attributable to (i) a $243,000 decrease in interest expense as a result of the Company ceasing in 2003 to record interest on pre-petition amounts due to various state and local governments for use and personal property taxes reported as other non-current liabilities and (ii) $377,000 in other income recorded during the nine months ended September 30, 2003 as a result of settling disputed bankruptcy claims for amounts less than the recorded liability.

During the nine months ended September 30, 2003, the Company increased its deferred tax valuation allowance to equal the increase in its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

Revenues for the three months ended September 30, 2003, decreased 54% to $33,000 from $72,000 for the three months ended September 30, 2002 as a result of the number of dedicated wireless links decreasing from 21 at September 30, 2002 to 13 at September 30, 2003.

Technical and network operations costs and expenses are comprised primarily of roof-top rent and backhaul. Technical and network operations costs and expenses decreased 67% to $1,000 for the three months ended September 30, 2003, compared to $3,000 for the three months ended September 30, 2002. This reduction resulted from the decrease in the number of facilities rented to provide service to 13 dedicated links. Technical and network operations costs and expenses were 3% and 4% of revenues for the three months ended September 30, 2003 and 2002, respectively.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs. These costs increased 123% to $98,000 for the three months ended September 30, 2003, compared to $44,000 for the three months ended September 30, 2002. This increase was due to increased public relation expenses and a non-cash stock-based compensation charge recorded during the three months ended September 30, 2003 not incurred in the three months ended September 30, 2002. Sales and marketing costs and expenses were 297% and 61% of revenues for the three months ended September 30, 2003 and 2002, respectively.

General and administrative costs and expenses decreased 4% to $349,000 for the three months ended September 30, 2003 from $365,000 for the three months ended September 30, 2002. This decrease resulted from the absence of expenses incurred in the three months ended September 30, 2002 to liquidate the Company’s international subsidiaries offset by a non-cash stock-based compensation charge recorded during the three months ended September 30, 2003 not incurred in the three months ended September 30, 2002. General and administrative costs and expenses for the three months ended September 30, 2003 primarily consist of compensation, occupancy expenses, professional fees and insurance. General and administrative costs and expenses were 1058% and 507% of revenues for the three months ended September 30, 2003 and 2002, respectively.

Depreciation and amortization expense for the three months ended September 30, 2003 increased to $3,000 from $2,000 for the three months ended September 30, 2002. Depreciation and amortization expense was 9% and 3% of revenues for the three months ended September 30, 2003 and 2002, respectively.

Interest and other expenses decreased to $452,000 for the three months ended September 30, 2003 from $462,000 for the three months ended September 30, 2002. This change is attributable to (i) a $70,000 decrease in interest expense as a result of the Company ceasing in 2003 to record interest on pre-petition amounts due to various state and local governments for use and personal property taxes reported as other non-current liabilities and (ii) a $47,000 decrease in other income. Other income for the three months ended September 30, 2002 included amounts realized by the Company for disposing of assets held for sale.

During the three month period ended September 30, 2003, the Company increased its deferred tax valuation allowance the increase in its equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.

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

In February 2002, the Company verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of New Common Stock. The Company has completed the verification of the remaining holders of unsecured claims and will make the final distribution of stock certificates of New Common Stock in November 2003. The Company will not make any additional distributions to holders of Old Preferred Stock.

The Company distributed 17,512,064 and 1,000,000 shares of New Common Stock to holders of unsecured claims and holders of Old Preferred Stock, respectively, in February 2002. The Company will distribute 1,487,703 New Common Shares in November 2003 to settle the remaining unsecured claims. The remaining 1,487,703 shares will be distributed to the New Common Stock holders who previously received the stock in settlement of unsecured claims on a pro rata basis relative to their current holdings.

During the nine months ended September 30, 2003, operating activities used cash of approximately $1.2 million as compared to $1.5 million during the nine months ended September 30, 2002. Cash used by operating activities during the nine months ended September 30, 2003 and 2002 resulted primarily from the Company’s net loss reduced by non-cash interest expense and depreciation and amortization.

During the nine months ended September 30, 2002, investing activities provided cash of $943,000 primarily due to proceeds of $964,000, net of selling costs, from the sale of its network and other equipment.

Senior Secured Notes are due on December 20, 2006 and are collateralized by all assets of the Company. They bear interest at the rate of 9% per annum that is payable quarterly through the issuance of additional Senior Secured Notes at the Company’s option. Only if an event of default has occurred and is continuing is interest mandatorily payable in cash. During the nine months ended September 30, 2003, the Company issued $830,000 of additional Senior Secured Notes for interest. The Senior Note and Class A Warrant Purchase Agreement contains covenants which limit the Company’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets and enter into certain transactions with related parties.

The Company recorded the issuance of the Senior Secured Notes net of the estimated fair value of the New Class A Warrants at the issuance date. Amortization of debt discount of $613,000 has been determined utilizing the effective interest rate method and is a component of interest expense for the nine months ended September 30, 2003.

The Company had cash and cash equivalents of $4.1 million at September 30, 2003. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses in the foreseeable future. The Company has altered its business plan to minimize expenditures and the amount of future capital required. At September 30, 2003, it had three employees and non-cancelable financial commitments of less than $22,000 due in 2003.

The Company believes that the cash balance at September 30, 2003 is sufficient to cover its operations and capital requirements through and including 2004.

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

A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:

•	Given the nature of the Company’s 39 GHz spectrum, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At September 30, 2003, the Company’s FCC licenses had an estimated fair value of $21.6 million. During 2002, the Company recorded a loss of $24.8 million for the impairment of these FCC licenses as a result of its annual impairment evaluation under SFAS No. 142. In performing its impairment evaluation, the Company identified a number of factors that are considered to be indicative of the value of its FCC licenses, including (i) the decline in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the decline in the public equity value of companies providing similar services or holding FCC licenses. Each of the factors was then quantified and weighted in deriving the estimated fair value. No additional impairment of the FCC license value occurred during the nine months ended September 30, 2003.

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

•	The Company holds inventory, primarily radios, for demonstration and installation purposes and has written it down to estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

•	On the Effective Date the Company issued $11.0 million of New Senior Notes, with 4 million New Class A Warrants. The Company recorded the issuance of New Senior Notes and New Class A Warrants by allocating proceeds of $11.0 million to New Senior Notes and New Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to New Class A Warrants and $6.9 million to New Senior Notes. The fair value of warrants was determined using the Black-Scholes option pricing model with key assumptions related to the risk free rate of return, volatility and Company stock price on the issuance date. The value ascribed to the New Class A Warrants was recorded as debt discount and an increase in additional paid-in capital of the Company. Annual amortization of debt discount is determined utilizing the effective interest rate method and is included as a component of interest expense. New Senior Notes are reported as of the balance sheet date at their face value less unamortized debt discount.

•	The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

•	At September 30, 2003, other accrued taxes included accrued property tax and use tax liabilities of approximately $2.5 million and $1.3 million, respectively, which were incurred prior to reorganization. Such liabilities are expected to be released as the Company reaches settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While management believes the amounts represent reasonable estimates of the amounts potentially owed by the Company, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts.

•	In connection with its emergence from bankruptcy, the Company reflected terms of the Plan in its consolidated financial statements by adopting the fresh start accounting provisions of SOP 90-7 on December 31, 2001. Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In adopting fresh start accounting, the Company utilized the reorganization value or fair value of the entity. The reorganization value of a company is the amount of value available and to become available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the debtor-in-possession and the creditors and holders of equity interests. A committee of unsecured creditors together with the Company determined a reorganization value of approximately $53.7 million which was deemed fair value of the assets of the reorganized business, with FCC licenses comprising 86% of the reorganization value. The Company’s recoverability of its investment in FCC licenses is dependent upon its successful execution of its business plan.

•	The Company is subject to all of the risks inherent in an early-stage business in the telecommunication industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of these assets is highly dependent on the ability of management to execute on its business plan.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s existing long-term debt has a fixed interest rate; however, future borrowings may bear interest at variable rates and, accordingly, the Company’s exposure to market risk for changes in interest rates may change in the future.

At September 30, 2003, the Company had cash and cash equivalents of $4.1 million that were held in bank accounts and in certificates of deposits with an average interest rate of 0.95% and have an original maturity of less than three months. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations. Its policy prohibits investing in instruments with maturities that exceed 35 days. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

The Company’s long-term debt has a face value of $12.9 million and bears interest at a fixed rate of 9%. The debt is due in full in 2006.

ITEM 4.	CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the three months ended September 30, 2003, each of the chief executive officer and the chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective in connection with the Company’s filing of this quarterly report on Form 10-Q for the period ended September 30, 2003.

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

The Company did not file a Form 8-K during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AVENUE NETWORKS, INC.

October 31, 2003 Date	By:	/s/ DEAN M. JOHNSON

Dean M. Johnson President, Chief Executive Officer and Director

Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DEAN M. JOHNSON Dean M. Johnson	President, Chief Executive Officer and Director	October 31, 2003

/s/ SANDRA THOMAS WATSON Sandra Thomas Watson	Chief Financial Officer Principal Financial and Accounting Officer	October 31, 2003

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of Dean M. Johnson under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Sandra Thomas Watson under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Dean M. Johnson under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Sandra Thomas Watson under Section 906 of the Sarbanes-Oxley Act.