Form 10-K
period 2003-12-31
FIRST AVENUE NETWORKS INC
filed 2004-03-12
CIK 1010286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

For the Year Ended December 31, 2003	Commission File Number 000–21091

FIRST AVENUE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $12.8 million on March 1, 2004. As of March 1, 2004, non-affiliates held 4.4 million shares of the common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant has 21,257,179 shares of its common stock outstanding as of March 1, 2004.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to a distribution of securities under a plan confirmed by a court:    Yes  ☒    No  ☐.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: Part III:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2004 Annual Meeting of Stockholders.

FIRST AVENUE NETWORKS, INC.

PART I

ITEM 1.    BUSINESS

Overview

We hold over 750 39 GHz licenses granted by the Federal Communications Commission (“FCC”). Our licenses cover nearly all of the area and population of the contiguous United States. Over 170 of our licenses cover the top 50 Basic Economic Areas (“BEA”) by population and result in our holding nearly 350 MHz of spectrum on average in these most populous areas. In total, our spectrum portfolio represents over 1 billion channel pops, calculated as number of channels in a given area multiplied by the population covered by these channels. At December 31, 2003, our FCC licenses represented 84% of the book value of our assets.

We lease the spectrum represented by these licenses to facilitate the construction of high-speed wireless telecommunications networks. Our leasing products, Express Link and Express Net, offer a way for telecommunications carriers and enterprise customers to access interference-free, carrier class licensed spectrum.

Our leasing strategy allows us to utilize our FCC licenses to provide wireless telecommunications services in a capital efficient manner. We seek to identify, contact and serve existing telecommunications carriers in a manner that does not require significant sales and marketing, operating and capital expenditures.

We currently have 14 leases for our spectrum on a link-by-link basis and have leased spectrum in two urban regions. Additionally, we have retained nine fixed transmission links originated by our predecessor which our customers incorporate into their telecommunication networks and utilize to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services. Our long-term objective is to respond to telecommunications carrier, business and other customer demands for wireless, high-speed services. Whether those customers require leased spectrum, installation services or a complete turnkey network, we expect to work with experienced channel partners and subcontractors to minimize operational expense, capital expense and execution risk.

We are a Delaware corporation incorporated in 1993. In February 2002, our shareholders approved an amendment to the Certificate of Incorporation to change our name from Advanced Radio Telecom Corp. to First Avenue Networks, Inc. We emerged from bankruptcy in December 2001 and currently have three employees. Our focus is on leasing our 39 GHz licenses and providing full-service solutions by partnering with established telecommunications industry participants.

Pre-Reorganization Activities

From our inception in 1993 through the first quarter of 2001, we acquired spectrum rights through FCC auctions and purchase transactions, raised capital through public and private offerings of securities, acquired equipment and roof access and usage rights, and developed operating and support systems and networks. In 1998, we began to sell a variety of Internet services to end-users in Seattle, WA, Portland, OR, and Phoenix, AZ. In late 1999, our strategy evolved to providing high-speed transmission services, including Internet access, to businesses. During 2000, we launched these services in ten markets. In the first quarter of 2001, we were unable to secure additional funding sources to continue to finance our operations and service our debt.

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

Under the Plan, we issued 20 million shares of new post-Chapter 11 common stock (“New Common Stock”) to our unsecured creditors and holders of our Series A Preferred Stock (“Old Preferred Stock”). Each holder of an unsecured claim received its pro rata share of 19 million shares of New Common Stock. Each holder of our Old Preferred Stock received its pro rata share of 1 million shares of New Common Stock. Holders of our pre-Chapter 11 common stock (“Old Common Stock”) and holders of any other equity interest received no distribution under the Plan. All Old Common Stock, Old Preferred Stock and all other equity interests such as employee stock options and warrants were canceled on the Effective Date.

These transactions and related transactions are more fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity” under Item 7 of this report.

Industry Discussion

Telecommunication users continue to demand reliable, fast and inexpensive transport services. However, the climate for the implementation of new wireless, high-speed, point-to-point telecommunications services of the type we provide generally has not been attractive. Market acceptance of these types of services has not yet been strong. Consumers continue to turn to terrestrial facilities, such as DSL and cable modems, while demand for service from wireless operators using unlicensed spectrum is increasing. The capital markets continue to restrict access to the funding required to develop wireless broadband networks.

Notwithstanding the recent difficulties of emerging telecommunications businesses like ours, management believes that there are certain business trends that point to future opportunities. According to industry analysts, the metro access last-mile segment of the transport market is expected to enjoy the highest gross margins (45% to 50%) and the highest annual growth rates (20% to 30%) through 2005, as compared with the long haul and metro transport segments. As new technology, applications and services evolve in response to demands for rapid, reliable and less expensive transport, we believe opportunities for high-speed, wireless transmission services will increase.

Our Business Strategy

We are the holder of one of the nation’s most expansive 39 GHz license portfolios and we lease this spectrum to telecommunications carriers, wholesale bandwidth providers and end users. Leasing greatly simplifies, accelerates and reduces the cost of the use of fixed wireless broadband via licensed spectrum.

We lease our 39 GHz spectrum to facilitate the construction of high-speed, wireless telecommunications networks. Our spectrum leasing products, Express Link and Express Net, offer a way for carriers and enterprise customers to access interference-free, carrier class licensed spectrum. We lease our spectrum to operators to address communications opportunities such as fixed wireless broadband, wireless Internet access, cellular telephone traffic backhaul and last mile connections for fiber carriers.

Our spectrum-leasing products are designed to promote economically viable use of licensed, high capacity spectrum. Our products are an important link in the value chain of enabling fixed wireless broadband networks and offer a simple and capital-efficient way to lease spectrum. Our spectrum offers both large and small telecom providers a carrier-class spectrum solution that can accommodate speeds from T-1 up to OC-12 (622 Mbps). Our product line economically addresses spectrum requirements as small as a single link to as large as a regional or national deployment.

Express Link - Our link-by-link product solution enables telecom carriers and enterprise customers to lease 39 GHz spectrum on a per-link basis. Generally offered at $500 per link per year, this product is designed for customers that need to deploy from one to 10 links. Express Link users benefit from rapid authorization, automatic renewal terms, long-term price guarantees and no minimum link commitment.

Express Net - Our regional product solution provides exclusive use of up to 100 MHz of spectrum in a specific geographic area. This product, which can be tailored to meet telecommunications carrier’s precise bandwidth and coverage requirements, is designed for providers who require a large number of links with each link requiring a specific amount of spectrum. Express Net users benefit from rapid authorization and long-term price guarantees.

We seek to identify, contact and serve existing telecommunications carriers and end users in a manner that does not require significant sales and marketing, operating and capital expenditures. We believe that the greatest near-term opportunity is to make our spectrum capacity available to those companies looking to implement fixed wireless backbone systems. We are pursuing opportunities to (i) connect remote cellular tower sites to the telephone network; (ii) provide short-range OC-3 links to fiber optic data and telephony carriers, allowing them to extend the reach of their networks; (iii) provide wireless backbone networks for internet service providers (ISPs) and competitive local exchange carriers (CLECs); and, (iv) provide point to point links between buildings for organizations within metropolitan areas and campus environments. To minimize capital requirements and operational risks, we may enter into joint ventures or equipment sharing arrangements with experienced channel partners and subcontractors.

Our long-term objective is to develop our business plan in response to carrier demands for wireless, high-speed telecommunications services. We will continue to evaluate larger scale business opportunities as they develop. We expect that our ability to pursue other opportunities will be subject to the development of applicable technology and our ability to secure the necessary financing. In addition to high-speed transmission services, we may provide related communications services. At this time, we are unable to predict what business opportunities will become available to us or which we may seek to pursue.

Advantages of using 39 GHz Transmission Services

Advantages of 39 GHz fixed wireless transmission services include:

High-Capacity.    Current technology allows transmission with high-capacity local access with quality and reliability superior to copper and comparable to fiber. For example, current radio technology is capable of two-way data transfer at rates up to 622 megabits per second (Mbps) (OC-12).

Lower Cost.    We believe that wireless networks cost less than comparable fiber networks. Our fixed wireless links do not require the same magnitude of installation and maintenance costs as required by fiber networks. Furthermore, we expect this cost differential to increase over time because the cost of deploying fiber involves substantial labor and right-of-way costs that we believe will increase in the future. The cost of our links involves substantial electronic equipment which costs we expect will continue to decline over time.

Rapid deployment.    Because wireless links using our own spectrum licenses do not require rights of way, substantial construction infrastructure, or additional FCC licensing, they can be established quickly between two points as long as line of sight and the appropriate level of reliability are assured.

Our 39 GHz Wireless Broadband Licenses

The FCC has allocated the use of the 38.6–40.0 GHz airwave band consisting of fourteen 100 MHz channels by issuing licenses for the provision of wireless telecommunications services within a specified geographic area. The licenses issued in the 38.6-40.0 GHz band are generally referred to as 39 GHz licenses.

Our spectrum licenses were acquired through applications with the FCC and purchase contracts with other spectrum holders. Additionally, in 2000, we were the winning bidder for 352 licenses covering substantially all of the contiguous United States in an auction conducted by the FCC. In total, we hold over 750 licenses that represent over 1 billion channel pops. Our licenses were granted for initial ten-year terms with expirations ranging from 2006 through 2011. We have an expectation of renewal upon a showing of “substantial service” as determined by the FCC. Over 170 of our licenses cover the top 50 BEAs and result in our holding nearly 350 MHz of spectrum on average in these most populous areas. The following chart presents our BEA license holdings and total channel pops in each of our top 50 BEAs based upon 2000 census data.

BEA	BEA Licenses(1)	Total Channel Pops
		(millions)
New York, NY	4	99.7
Los Angeles, CA	4	71.5
San Francisco, CA	4	40.8
Detroit, MI	5	33.9
Philadelphia, PA	4	31.8
Washington, DC/Baltimore, MD	3	31.2
Chicago, IL	3	30.7
Boston, MA	3	28.5
Dallas, TX	3	26.8
Houston, TX	3	21.6
Atlanta, GA	3	20.4
Cleveland, OH	4	19.5
Miami, FL	3	18.0
Seattle, WA	3	15.8
Pittsburgh, PA	5	15.4
Puerto Rico	1	14.4
Minneapolis, MN	2	14.3
Orlando, FL	4	13.5
Denver, CO	3	13.4
Indianapolis, IN	4	12.7
Portland, OR	4	12.1
San Diego, CA	2	11.7
Salt Lake City, UT	3	10.6
St. Louis, MO	3	10.6
Raleigh, NC	6	10.5
Nashville, TN	4	10.3
San Antonio, TX	4	10.2
Phoenix, AZ	2	9.9
Kansas City, MO	4	9.4
Columbus, OH	4	9.3
New Orleans, LA	5	8.8
Oklahoma City, OK	5	8.5
Greenville, SC	3	8.4
Charlotte, NC	4	8.0
Syracuse, NY	4	7.6
Tampa, FL	2	7.5
Albany, NY	5	7.5
Grand Rapids, MI	4	7.5
Jacksonville, FL	4	7.4
Rochester, NY	5	7.4
Cincinnati, OH	3	7.2
Milwaukee, WI	3	6.8
Sacramento, CA	2	6.7

BEA	BEA Licenses(1)	Total Channel Pops
		(millions)
Austin, TX	5	6.7
Birmingham, AL	3	6.3
Las Vegas, NV	2	6.2
Des Moines, IA	3	5.9
Louisville, KY	2	5.7
Jackson, MS	3	5.7
Richmond, VA	4	5.7
Total top 50 markets	175	820.1
Grand total BEA and legacy licenses	753	1,031.7

(1)	BEA licenses represent only those licenses granted by the FCC that encompass Basic Economic Areas. First Avenue Networks holds additional licenses that represent areas that overlap BEAs and have different regulatory characteristics. These licenses are referred to as “legacy” licenses.

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

We also face competition in our strategy to lease spectrum. Holders of similar spectrum may elect to lease their spectrum and target the same types of customers. Potential lessees of our spectrum can obtain spectrum in the Common Carrier frequencies (18 GHz and 23 GHz) on a link-by-link basis directly by application to the FCC.

We expect to compete primarily on the basis of responsiveness to customer needs, leasing process simplicity, deployment speed, service quality, price, transmission speed and reliability. We cannot give any assurance that we will be able to compete effectively in any of our markets with any of our existing or potential competitors. Many of our competitors have long-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we do. Additionally, market perceptions as to reliability and security for the relatively earlier-stage wireless networks as compared to copper or fiber networks provide us with additional marketing challenges. We may not be able to exploit new or emerging technologies or adapt to changes in customer requirements more quickly than these competitors, or devote the necessary resources to the marketing and sale of our services.

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

Coaxial Cable Networks.    We are likely to face competition from cable television operators, which provide high-speed data transmission capability over installed coaxial cable television networks. We believe that in order to provide broadband capacity to a significant number of businesses, cable operators will be required to spend significant time and capital to upgrade and extend their existing networks to a more advanced network architecture. However, competition from cable television operators may be significant.

Other Fixed Wireless Networks.    We also face competition from other service providers that utilize fixed wireless technology including Teligent, Inc., Winstar Communications, Inc. (currently IDT Solutions) and XO Communications, Inc. In many cases, these service providers hold FCC licenses to operate in the same markets we do and could elect to lease their spectrum. Winstar and Teligent have positioned themselves as fixed wireless telecommunications service providers, and therefore will compete with us in offering broadband telecommunication services to off-fiber businesses and buildings. XO also has the ability to provide wireless broadband services. These companies may have access to greater financial resources than we do.

Various other entities also have 39 GHz and other wireless broadband licenses. Due to the relative ease and speed of deployment of fixed wireless technology, we could face price competition and competition for customers from other wireless service providers.

Multichannel Multipoint Distribution service providers, also known as MMDS or wireless cable, operating in the 2.4 GHz spectrum band, also provide metropolitan wireless high-speed transmission services. Nextel and Sprint are the principal holders of such licenses and use them primarily for wireless broadband telecommunications services in residential areas. However, these companies may also market high-speed telecommunications services elsewhere.

The FCC had allocated 300 MHz of spectrum in the 5 GHz band, and has recently allocated another 255 MHz of spectrum, for unlicensed devices to provide short-range, high-speed wireless digital communications. These frequencies must be shared with incumbent users without causing interference. The allocation was designed to facilitate the creation of new wireless local area networks, and thus may compete with our strategy of providing wireless telecommunication services.

Mobile Wireless Networks.    Cellular, personal communications services and other mobile service providers may also offer high-speed telecommunications services over their licensed frequencies. The FCC has allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices, which may compete with us.

Government Regulation

Our wireless broadband services are subject to regulation by federal, state and local governmental agencies. At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless transmissions) and has exclusive jurisdiction over all interstate telecommunications services; that is, those that originate in one state and terminate in another state. State regulatory commissions have jurisdiction over intrastate communications; that is, those that originate and terminate in the same state. Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements and requiring installation permits. The regulations of these agencies are continually evolving through rulemakings and other administrative and judicial proceedings, and there is no guarantee that in the future regulatory changes will not have an adverse effect on our business.

Federal Regulation

FCC Licensing.    As an FCC licensee and regulatee, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing the services we can provide, and rules related to construction and operation of our services. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under certain circumstances, including certain violations of FCC rules, our licenses may be revoked, canceled or conditioned, or we may be fined. Among other things, the Communications Act of 1934, as amended, and the FCC Rules and Regulations impose requirements on radio licensees and carriers that include regulations on the ownership, operation, acquisition and sale of the broadband operating radio systems that are needed to provide the services we offer. The operational rules generally provide significant flexibility to licensees operating in the 38.6-40.0 GHz band. For example, licensees are permitted to offer point-to-multipoint and point-to-point services, and will be permitted to provide mobile services upon adoption of inter-licensee coordination policies.

Last year the FCC also adopted regulations permitting certain classes of licensees, such as 39 GHz licensees, to lease a portion, or all, of their spectrum to third parties (“Secondary Market Ruling”). The FCC’s spectrum leasing rules are generally designed to promote a secondary market for spectrum and provide a number of options for leasing depending upon the degree of control that the lessee desires to be afforded. The FCC’s leasing rules, while generally beneficial to our business plans, may introduce additional competition to the types of services and products offered by the Company. Moreover, the FCC spectrum leasing rules are also subject to petitions for reconsideration and may, as a result, be modified in a manner that is not favorable to our business.

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

A number of our licenses were also obtained through auctions where the Company qualified for bidding credits as a designated “very small business” entity. To avoid repayment of those bidding credits, the Company is subject to certain limitations on types of investments and overall control. These requirements may constrain our ability to obtain financing needed for our operations.

Licenses in the 39 GHz band are subject to an arrangement between the FCC and the Department of Industry of Canada regarding sharing between broadband wireless systems along the U.S.-Canada border. Additionally, this band is subject to satellite power flux density limits that are subject to change. We cannot assure you that the ultimate resolution of these issues will not adversely affect our operations.

Auctions.    Since 1994, the FCC has conducted auctions of licenses for spectrum to award licenses to those that will use them most effectively. The FCC has recently announced that it will auction 24 GHz spectrum in 2004. The availability of more spectrum in this band could increase the number of entities with which we compete. The FCC still controls a substantial amount of 39 GHz spectrum. The FCC could auction this spectrum in the future, increasing the number of entities that hold this spectrum.

Competition.    Over the last several years, the FCC and the states have issued a series of decisions and Congress continues to enact legislation making the interstate access services market more competitive. These regulatory actions continue to evolve and the Congress, the states and the FCC implement reforms in a manner unfavorable to us.

State Regulation

Many of our services, either now or in the future, may be classified as intrastate and therefore may be subject to state regulation. Under current state regulations services that can be provided are:

•	local access services;

•	dedicated access services;

•	private network services, for businesses and other entities; and,

•	long distance toll services.

Employees

As of March 1, 2004 we had three employees, none of whom is represented by a collective bargaining agreement.

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

Our FCC radio licenses comprise 84% of the book value of our assets at December 31, 2003. As an FCC licensee and regulatee, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing the services we can provide and the prices we charge, and rules related to construction and operation of our services. Under certain circumstances, our licenses may be revoked, canceled, or conditioned. For example, the licenses may be revoked for violations of the FCC’s rules or we may be fined. The loss of some of our licenses could limit the expansion of our business. Even the initiation of a proceeding that may result in the loss of our licenses could adversely affect our business. We have had no correspondence from the FCC or any other regulatory body which would indicate that we are in violation of any of the requirements of our licenses.

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

We acquired 39 GHz licenses for BEAs in a FCC auction in 2000. For this auction, the FCC found that we qualified under its regulations as a “very small business” and consequently awarded us a 35 percent bidding credit, reducing our gross winning bids by approximately $41.5 million. Under the FCC’s rules, if control of the licenses acquired in this auction is transferred or assigned to an entity that does not meet the financial requirements for “very small businesses”, the amount of the bidding credit may be required to be repaid to the FCC. If a change in control of the licenses occurs before October 18, 2004, $20.8 million of the bidding credit must be repaid with interest. The bidding credit required to be repaid decreases by 25% of the total original credit of $41.6 million or $10.4 million on each October 18 until October 18, 2005 when no repayment of the bidding credit would be required if control of the licenses were transferred. To qualify as a “very small business”, an entity, its controlling investors, the entity’s affiliates, and the affiliates of the entity’s controlling investors must collectively have average gross revenues for the prior three years of $15 million or less. We may find it more difficult to obtain investors or purchasers since potential investors or potential purchasers of our assets may trigger a significant repayment obligation to the FCC.

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

We may be unsuccessful in executing our strategy of leasing our spectrum to existing telecommunications carriers in a manner that does not require significant sales and marketing costs, other operating costs or capital expenditures.

We presently have only three employees and operate with limited resources. Our ability to find and respond to opportunities to deliver our services in a cost-effective manner may be limited by the number of personnel we employ and our lack of capital and other operational resources. Even if we are able to find customers to whom we can provide services, we may have to hire additional personnel without whom we may only be able to provide limited support for those services, which could result in customer dissatisfaction. Additionally, our competitors may be better able to seek opportunities to provide services and may be better able to respond to such opportunities than we are.

Our spectrum leasing strategy may not be accepted by the telecommunications carriers.

Leasing small amounts of spectrum has not previously been cost effective. As a result, there is no track record for companies pursuing this strategy. Large telecommunication carriers may not be willing to lease, rather than own, spectrum upon which their business is dependent.

There are few barriers to entry to spectrum leasing.

Other entities hold similar FCC licenses to operate in the same markets as we do. These entities may decide to follow our lead and lease spectrum to telecommunication companies. They may be able to offer lower prices than we do or may have more spectrum available to lease in a market than we do.

Competition may increase.

The FCC has recently announced that it will auction 24 GHz spectrum in 2004. As a result, there may be more entities which hold spectrum similar to ours. These entities could have greater financial and operating resources than we do,

The FCC still controls a substantial amount of 39 GHz spectrum. The FCC could auction this spectrum in the future, increasing the number of entities that hold this spectrum and the general availability of 39 GHz spectrum. Companies that would otherwise lease spectrum from us could instead decide to buy spectrum in these auctions.

We may be unable to successfully discover and respond to future business opportunities to utilize our 39 GHz licenses.

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

In addition, we anticipate having limited resources available to develop our long-term business plan. If a longer-term opportunity does arise, we may not be able to respond in a timely manner. Additionally, we have many competitors who may be better prepared to respond quickly to increasing demand for the services we provide. If we are unprepared to implement a solution when an opportunity arises, we may never achieve profitability.

We may be unable to successfully execute on any longer-term business opportunities that we determine to pursue.

We currently have only three employees and maintain limited capital infrastructure. We have minimum internal systems and do not operate a service and support organization. If we identify a longer-term business opportunity for our services, we may need to build our infrastructure and operational capabilities. Depending on our business plan, our ability to do so could be affected by one of more of the following factors:

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

Our failure to adequately address the above factors would have a significant impact on our ability to implement any business plan. Our inability to successfully execute our business may effect the recoverability of our investment in FCC licenses.

We have limited financial resources and may be unable to secure additional capital to operate our business.

We had a cash balance of $3.6 million at December 31, 2003 and raised an additional $4.4 million in January 2004. While we expect this cash balance to support our operations through and including 2008, unforeseen expenses and business opportunities could cause us to spend money more rapidly than expected. We may not be able to secure the necessary financing to undertake business opportunities. We expect to need additional capital to refinance our current debt that is due in December 2008. We may be unable to secure additional financing when needed, on acceptable terms, or at all, to pursue such opportunities. Any such financing could be on onerous terms and could be very dilutive to our stockholders. If we are unable to secure capital when needed, we may be unable to maintain our licenses or continue any level of operations.

In light of our brief operating history, change of strategy, and adoption of “fresh start” accounting, investors may have difficulty evaluating us.

We have a limited operating history under our current business strategy. As a result of the effectiveness of the Reorganization Plan, we adopted “fresh start” reporting as of December 31, 2001 and eliminated our accumulated deficit. As of the Effective Date, we had a complete change in strategy and a new management team. As a result, only two years of operating and financial information reflecting our current strategy is available and our recent financial results are not comparable to periods before 2002.

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

We operate in a highly competitive environment and may not be able successfully to compete. In the short-term, we expect to face competition from other high capacity, point-to-point telecommunications, broadband, fiber and other wireless companies. As we seek more long-term opportunities to provide our services, we may face competition from such providers, as well as from satellite communications companies, internet service providers, cable television operators and others seeking to profit from the demand for wireless, high-speed services. We also expect to compete with new providers and technologies not yet introduced. To date, we do not have a significant market share in any of the markets in which we are operating. Given the intense competition, we may be unable to compete effectively with these and other technologies and service providers in the short-term, and consequently we may be unable to attract customers and grow and maintain our sales, or we may experience difficulty in responding to any longer-term opportunities that might develop.

Many of our competitors are larger, have greater financial and other resources and have more experience than we have. As a result, these competitors may be better able to develop and exploit new and better technologies, adapt to changes in customer requirements, devote greater resources to the marketing and sale of their services or more rapidly deploy telecommunication services than we can.

Available Information

We maintain a website with the address www.firstavenet.com. Information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, are available free of charge on our website through a link to the Internet World Wide Web site maintained by the Securities and Exchange Commission at http://www.sec.gov.

ITEM 2.    PROPERTIES

The following is a summary of our principal facilities leases:

SQUARE FOOTAGE	LOCATION	LEASE EXPIRATION DATE	FACILITIES

1,200	Charlottesville, VA	2004	Corporate office

ITEM 3.    LEGAL PROCEEDINGS

As more fully described in ITEM 1—”BUSINESS” and ITEM 7—”MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS”, we sought protection under Chapter 11 of the Bankruptcy Code on April 20, 2001. We developed a Plan that was approved by the Court on October 31, 2001. On December 20, 2001, the Plan was effective and we emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of the security holders during the fourth quarter of 2003.

ITEM 4A.    EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers are as follows:

Name	Age	Position
Dean M. Johnson	45	Chief Executive Officer, President and Director
Sandra Thomas Watson	47	Vice President, Chief Financial Officer, Secretary and Treasurer
Evans Mullan	44	Vice President, Business Development

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

Evans Mullan has served as our Vice President, Business Development since December 2001. From March 2000 to September 2001, he served as a Vice President in Operations at Winstar, a broadband wireless provider, with executive responsibility for several different areas: Network Management Center, Operations Support staff, and Customer Provisioning. From January 1999 to March 2000 he was Senior Director of Revenue Assurance for Winstar and served as Director of Program Management for Winstar from May 1997 to January, 1999. Mr. Mullan led the start up effort of the Consulting Services Division of Net2000 from September 1995 to April 1997. He also has fifteen years of sales and sales management experience with Bell Atlantic and Hill Associates (Burlington, VT), and has sold complex telecom solutions to Federal and top commercial accounts and technical consulting services to national telecom carriers.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth high and low bid quotations of the New Common Stock traded under the ticker symbol “FRNS.OB” as reported on the Over the Counter Bulletin Board from April 11, 2002 through December 31, 2003. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Prior to April 11, 2002, the New Common Stock was not traded on any exchange.

New Common Stock

	PRICE RANGE
	High	Low
Fiscal year ended December 31, 2003
First Quarter	$0.38	$0.22
Second Quarter	$0.40	$0.35
Third Quarter	$0.70	$0.40
Fourth Quarter	$2.70	$0.66

Fiscal year ended December 31, 2002
First Quarter	N.A.	N.A.
Second Quarter	$1.05	$0.70
Third Quarter	$0.90	$0.17
Fourth Quarter	$0.45	$0.25

On March 1, 2004, the last sale price of our common stock as reported by the Over the Counter Bulletin Board was $2.90 per share. There were 991 holders of record of our common stock on March 1, 2004.

We have not paid any cash dividends in the past and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the expansion of our business and fund ongoing operations for the foreseeable future. In addition, terms of our debt restrict our ability to pay dividends and, as of December 31, 2003, prohibit dividends or other distributions.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2003.

Plan Category	(A) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(B) Weighted-average exercise price of outstanding options, warrants and rights	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity Compensation Plans Approved by Security Holders	1,338,972	$0.14	51,283
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,338,972	$0.14	51,283

ITEM 6.    SELECTED FINANCIAL DATA

Selected financial data presented below has been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. As more fully described in Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we adopted “fresh start” financial reporting effective as of December 31, 2001 as a result of the court-approved Plan. Fresh start financial reporting creates a new reporting entity whose assets are recorded at their estimated fair value and liabilities are recorded at the present value of the amounts to be paid. As a result, period to period comparison may not be meaningful and are not indicative of future results of the successor.

	Successor (1)		Predecessor (1)
	Years ended December 31,		Years ended December 31,
	2003	2002	2001	2000	1999
(in thousands except per share data)
Statement of Operations Data:
Revenues	$140	$295	$629	$1,241	$1,341
Loss from operations (2)	(2,736)	(26,685)	(79,847)	(65,912)	(74,820)
Loss before extraordinary item (3)	(4,180)	(27,725)	(385,968)	(76,772)	(96,698)
Net loss (4)	(4,180)	(27,725)	(257,077)	(76,772)	(96,698)
Basic and diluted net loss per share (5)	(0.21)	(1.39)	(6.52)	(3.82)	(7.65)

	Successor (1)						Predecessor (1)
	As of December 31,						As of December 31,
	2003		2002		2001		2000	1999
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$3,599		$5,300		$5,850		$32,314	$108,161
Working capital (deficit)	3,139		4,013		4,595		(3,642)	169,754
FCC licenses, net	21,600		21,600		46,388		366,652	180,754
Total assets	25,566		27,429		53,694		455,834	398,136
Long-term debt	10,694	(8)	8,756	(7)	6,883	(6)	110,669	109,427
Convertible preferred stock	—		—		—		243,536	243,536
Total stockholder’s equity (deficit)	10,296		13,126		40,812		14,871	(7,935)

(1)	On December 20, 2001, the Company emerged from bankruptcy. “Successor” refers to activities and balances associated with the Company after December 20, 2001. “Predecessor” refers to activities and balances associated with the Company on or prior to December 20, 2001.
(2)	Includes expenses of (i) $24.8 million recorded in 2002 for the impairment of FCC licenses; (ii) $42.6 million and $20.0 million recorded for equipment impairment in 2001 and 1999, respectively; and, (iii) expenses of $3.9 million and $9.3 million recorded for the impairment of a note receivable in 2001 and 2000, respectively.
(3)	Includes $346.7 million in 2001 of reorganization expenses recorded as a result of the emergence from bankruptcy.
(4)	Includes $128.9 million income in 2001 from extraordinary gain on early extinguishments of debt as a result of the emergence from bankruptcy.
(5)	Includes $3.27 income per share relating to an extraordinary gain on early extinguishment of debt in 2001 and $1.46 and $4.10 loss per share relating to deemed preferred dividends in 2000 and 1999, respectively.
(6)	Total principal of $11.0 million for New Senior Secured Notes was allocated as $6.9 million to long-term debt and $4.1 million to warrants which is included in stockholders’ equity.
(7)	Total original New Senior Secured Note principal of $11.0 million increased by $1.1 million in New Senior Secured Notes issued in 2002 for paid-in-kind interest less $3.3 million of unamortized original issue discount.
(8)	Total original New Senior Secured Note principal of $11.0 million increased by $2.2 million in New Senior Secured Notes issued in 2003 and 2002 for paid-in-kind interest less $2.5 million of amortized original issue discount.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the section below titled “ Cautionary Statement” our Consolidated Financial Statements and related Notes, and other financial information appearing elsewhere in this annual report on Form 10-K.

Executive Overview

The Company holds over 750 licenses granted by the Federal Communications Commission (“FCC”). It leases the spectrum represented by these licenses to others to construct high-speed wireless telecommunications networks. Our leasing products, Express Link and Express Net, offer a way for telecommunications carriers and enterprise customers to access interference-free, carrier class licensed spectrum.

The recoverability of the Company’s investment in its FCC licenses is dependent on the successful execution of its business plan.

The Company’s leasing strategy allows it to utilize its FCC licenses to facilitate wireless telecommunications services in a capital efficient manner. It seeks to identify, contact and serve existing telecommunications carriers in a manner that does not require significant sales and marketing, operating and capital expenditures.

The Company currently has 14 leases for spectrum on a link-by-link basis and has leased spectrum in two urban regions. Additionally, the Company has retained nine fixed transmission links originated by our predecessor which customers incorporate into their telecommunication networks and utilize to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services In December 2003, the Company entered into an Express Net contract with a large national telecommunications carrier. Under the terms of this contract, the Company has leased a portion of its spectrum in two urban regions for seven years.

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

Reorganization

The Company sought reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Court”) on April 20, 2001 (the “Petition Date”). It terminated nearly all of its employees, terminated operation of its networks and eliminated customer support. A Joint Plan of Reorganization (“Plan”) was developed and was approved by the Court on October 31, 2001. On December 20, 2001 (the “Effective Date”), the Plan was effective and the Company emerged from the proceedings under Chapter 11 of the United States Bankruptcy Code pursuant to the terms of the Plan.

Under the Plan, the Company issued 20 million shares of new-post Chapter 11 common stock (“New Common Stock”) to unsecured creditors and holders of Series A Preferred Stock (“Old Preferred Stock”). Each holder of an unsecured claim received its pro rata share of 19 million shares of New Common Stock. Each holder of Old Preferred Stock received its pro rata share of 1 million shares of New Common Stock. Holders of pre-Chapter 11 common stock (“Old Common Stock”) and holders of any other equity interest received no distributions under the Plan. All Old Common Stock, Old Preferred Stock and all other equity interests such as employee stock options and warrants were canceled on the Effective Date.

Prior to the Company’s reorganization, it incurred significant operating costs and interest expense. While pursuing its short-term strategy, the Company expects significantly less costs in these areas. The Company also expects its general and administrative and sales and marketing costs to be less than those incurred by the predecessor.

Fresh Start Financial Reporting

For financial reporting purposes, the Company has reflected its emergence from bankruptcy as of December 31, 2001. Effective December 31, 2001, the Company adopted fresh start financial reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Pursuant to financial fresh start reporting, a new reporting entity was created. The new reporting entity’s assets were recorded at their estimated fair value based on the confirmed Plan, and liabilities are recorded at the present value of the amounts to be paid. Balances as of and results of operations for the years ended December 31, 2003 and 2002 are referred to as the successor. Results of operations for years ended December 31, 2001 are those of the predecessor entity. All other information prior to December 31, 2001 is that of the predecessor entity. The Company’s reorganization value was estimated to be approximately $53.7 million based upon a valuation of the Company’s license portfolio and expected future cash flows that considered an evaluation of the present state of the economy and telecommunications industry.

In accordance with SOP 90-7, the Company adopted those changes in accounting principles which were required within twelve months of the Effective Date. As a result, the Company adopted Statement of Financial Accounting Standards No. 141 “Business Combinations” (SFAS No. 141) and Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (SFAS No. 142). SFAS No. 141 requires the purchase method of accounting to be used for all business combinations, and prohibits the pooling of interest method of accounting. SFAS No. 142 addresses how goodwill and intangible assets that are acquired individually or with a group of other assets should be accounted for in financial statements upon their acquisition. This statement requires goodwill and indefinite lived intangible asset amortization to cease and for the assets to be reviewed annually for impairment. The provisions of SFAS No. 141 were applied in the Company’s allocation of the reorganization value. The FCC licenses held by the Company are treated as indefinite lived assets and no amortization is recorded in future periods.

Results of Operations

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues for the year ended December 31, 2003, decreased 52.5% to $140,000 from $295,000 in 2002. Revenues in 2003 and 2002 were primarily derived from Fast Ethernet metropolitan networks, OC-3 services and dedicated business links which provide services emphasizing unique links rather than links combined to form a network. At December 31, 2003 and 2002, the Company provided customers with nine and 14 dedicated links, respectively, remaining from the predecessor. The decrease in revenue in 2003 is a result of the decrease in the number of legacy links as customers of the predecessor continued to disconnect their services. The Company realized minimal revenue from its new spectrum leasing program which was launched in late 2003. At December 31, 2003, the Company had 14 leases for its spectrum on a link-by-link basis and has leased spectrum in two urban areas.

Technical and network operations costs and expenses are comprised primarily of compensation, facilities and backhaul rent and maintenance. Technical and network operations costs and expenses decreased 90.3% to

$3,000 for the year ended December 31, 2003, compared to $31,000 in 2002. This decrease resulted from the reduction in facilities and rent as a result of the declining number of links remaining from the predecessor. Percentage of revenue comparison is not meaningful.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting fees and advertising expenses. These costs increased 83.9% to $399,000 for the year ended December 31, 2003, compared to $217,000 in 2002. This increase resulted primarily from non-cash stock-based compensation expense of $146,000 recorded in 2003. Percentage of revenue comparison is not meaningful.

General and administrative expenses increased 21.7% to $2.3 million for the year ended December 31, 2003 from $1.9 million for the year ended December 31, 2002. This increase resulted from a non-cash stock-based compensation expense of $1.1 million recorded in 2003 offset by a $200,000 reduction from 2002 in professional fees incurred in finalizing the bankruptcy and $300,000 reduction from 2002 in costs incurred to support the Company’s international subsidiaries. Percentage of revenue comparison is not meaningful.

In 2003, the Company recorded a non-cash charge of $124,000 to reduce its carrying value of inventory to market.

As a result of its annual impairment evaluation of the fair value of its FCC licenses, the Company determined that its license portfolio, with a book value of $21.6 million, had a value of $50.8 million and that no further decline in their value had occurred during 2003. While performing its impairment evaluation the Company considered (i) the increase in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the increase in the public equity value of companies providing similar services or holding FCC licenses. The fair value of $50.8 million at December 31, 2003 was based upon a valuation performed by an independent valuation firm.

Depreciation and amortization expense of $9,000 for the year ended December 31, 2003 decreased 55.0% from $20,000 for 2002. This decrease was due to the disposal of depreciable equipment and fixtures as a result of closing the predecessor’s Kent, WA warehouse facility in April 2002.

Interest and other increased to $1.4 million for the year ended December 31, 2003 from $1.0 million in 2002. This increase is a result of non-recurring other income of $421,000 realized in 2002 related to the liquidation of excess equipment from the predecessor and other bankruptcy matters.

During the year ended December 31, 2003, the Company has recorded an increase of $1.3 million in its deferred tax valuation allowance based upon management’s determination that the recognition criteria for realization had not been met. At December 31, 2003, the Company’s valuation allowance was equal to its deferred tax asset.

Year ended December 31, 2002 compared to year ended December 31, 2001

Revenues for the year ended December 31, 2002, decreased 53.1% to $0.3 million from $0.6 million in 2001. The decrease in revenue in 2002 was a result of the elimination of services and the decrease in the number of links. Revenues in 2001 were primarily derived from Fast Ethernet metropolitan networks, OC-3 services and dedicated business links which provide services emphasizing unique links rather than links combined to form a network. During the year ended December 31, 2001 the Company provided service through as many as 120 links. After the Petition Date, the Company discontinued services, dismantled its Fast Ethernet networks and substantially reduced the number of dedicated business links it offered. During 2002, the Company continued to offer dedicated wireless links to its customers. At December 31, 2002 and 2001, the Company provided customers with 14 and 23 dedicated links, respectively.

Technical and network operations costs and expenses are comprised primarily of compensation, facilities and backhaul rent and maintenance. Technical and network operations costs and expenses decreased 99.7% to

$31,000 for the year ended December 31, 2002, compared to $8.9 million in 2001. This decrease resulted from (i) the elimination of all technical and network operations personnel as a result of seeking protection under Chapter 11 of the Bankruptcy Code and restructuring the Company and (ii) the significant reduction in facilities and backhaul rent as a result of discontinuing services, dismantling the Company’s Fast Ethernet networks and substantially reducing the number of dedicated business links it offered. Percentage of revenue comparison is not meaningful.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting fees and advertising expenses. These costs decreased 84.3% to $0.2 million for the year ended December 31, 2002, compared to $1.4 million in 2001. This decrease resulted primarily from the elimination of both marketing personnel and marketing efforts as a result of seeking bankruptcy protection and restructuring the Company. Percentage of revenue comparison is not meaningful.

General and administrative expenses decreased 84.1% to $1.9 million for the year ended December 31, 2002 from $12.1 million for the year ended December 31, 2001. This decrease resulted primarily from the elimination of substantially all management, accounting, legal and other administrative personnel as a result of seeking bankruptcy protection and restructuring the Company. Included in general and administrative expenses for 2001 is $3.9 million of expense for the impairment of a note receivable from Commco LLC. In 2000, the Company acquired FCC licenses from Commco LLC and loaned Commco LLC $13.0 million which was due in November 2000. Commco LLC declared bankruptcy in the fourth quarter of 2000. The Company wrote the receivable down to the fair value of the underlying collateral during the year ended December 31, 2000, and wrote off the remainder of the receivable balance in the first quarter of 2001. Percentage of revenue comparison is not meaningful.

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

During the year ended December 31, 2002, the Company recorded an increase of $9.9 million in its deferred tax valuation allowance based upon management’s determination that the recognition criteria for realization had not been met. At December 31, 2002, the Company’s valuation allowance was equal to its deferred tax asset.

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

•	filed an Amended and Restated Certificate of Incorporation;

•	canceled Old Common Stock, Old Preferred Stock and agreements to issue or purchase any additional equity interests;

•	issued 19 million shares of New Common Stock to settle all unsecured creditor claims;

•	issued 1 million shares of New Common Stock to holders of Old Preferred Stock;

•	issued $11.0 million of five-year New Senior Secured Notes which bear paid in-kind interest at 9% and are secured by substantially all of the Company’s assets;

•	issued 4 million fully-vested, five-year New Class A Warrants with an exercise price of $0.01 to holders of the New Senior Secured Notes; and,

•	paid the holder of the $11.3 million secured vendor financing claim $6.0 million in cash in full satisfaction of the debt.

In February 2002, the Company verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of New Common Stock. In December 2003, the Company completed the verification process and distributed the remaining 1.5 million shares of common stock.

During the year ended December 31, 2003, operating activities used cash of approximately $1.7 million as compared to $1.5 million during 2002. Cash used by operating activities resulted primarily from the Company’s net loss decreased by non-cash interest expense and non-cash stock-based compensation expense.

Investing activities for the year ended December 31, 2003 used cash of $2,000 to acquire equipment. During the year ended December 31, 2002, investing activities provided cash of $978,000 as a result of selling assets held for sale at December 31, 2001. In 2002, the Company disposed of all surplus equipment remaining after its bankruptcy filing and substantial curtailment of its operations and, accordingly, future comparable dispositions are not anticipated.

Financing activities provided $7,000 for the year ended December 31, 2003 as a result of employee stock options being exercised. The Company had no financing activities for the year ended December 31, 2002. In 2001, the Company issued New Senior Secured Notes bearing interest at the rate of 9% per annum, payable quarterly through the issuance of additional New Senior Notes. Interest is payable in cash only upon a continuing event of default. The New Senior Note and Class A Warrant Purchase Agreement contains covenants which limit the Company’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets or enter into certain transactions with related parties. During 2003, the Company issued $1.1 million of New Senior Secured Notes for paid-in-kind interest.

The Company had cash and cash equivalents of $3.6 million at December 31, 2003. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses in the foreseeable future. It has altered its business plan to minimize expenditures and the amount of future capital required. The Company dismantled its networks, eliminated customer support and reduced its work force during 2001. At December 31, 2003, it had three employees and non-cancelable financial commitments of $8,000 due in 2004.

In January 2004, the Company received $4.4 million of gross proceeds from the sale of 1.2 million shares of common stock and the issuance of 1.2 million warrants exercisable for shares of common stock. These five-year warrants are exercisable immediately with a strike price of $1.83 per share of common stock. With this additional cash, the Company believes that its cash resources are sufficient to fund its operations and capital requirements through and including 2008. However, additional unforeseen expenditures may require the Company to obtain additional financing.

As a condition to the sale of the 1.2 million shares of common stock, the holders of the New Senior Secured Notes agreed to extend the maturity of these notes from December 20, 2006 to December 20, 2008. The notes continue to bear interest at the rate of 9% per annum that is payable quarterly through the issuance of additional New Senior Secured Notes.

Management expects operating losses and negative cash flows to continue for foreseeable future. Failure to generate sufficient revenues could have a material adverse effect on the Company’s ability to pay the debt on its due date. The Company’s ability to generate sufficient cash to meet its future debt payments is highly dependent on the ability of management to execute its business plan.

Contractual Obligations

The table below sets for the due dates of the Company’s contractual obligations as of December 31, 2003.

	Payments Due by Period (Thousands of Dollars)
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Contractual Obligations:
Long-Term Debt	$13,150	$—	$—	$13,150	$—
Operating Lease Obligations	10	8	2	—	—

Total	$13,160	$8	$2	$13,150	$—

The Company’s long-term debt bears paid-in-kind interest of 9% and is due December 20, 2008. At its maturity, if all interest is paid-in-kind, the balance of this debt will approximate $20.5 million.

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

A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:

•	Given the nature of the Company’s 39 GHz spectrum, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At December 31, 2003, the Company’s FCC licenses had a carrying value of $21.6 million. During 2003, the Company performed a valuation of its spectrum under SFAS No. 142 which resulted in a $50.8 million valuation. In performing this evaluation, the Company identified a number of factors that are considered to be indicative of the value of its FCC licenses, including (i) the increase in its public equity value; (ii) private purchases of similar licenses; and, (iii) the increase in the public equity value of companies providing similar services or holding similar FCC licenses. Each of the factors was then quantified and weighted in deriving the estimated fair value.

Several key assumptions were included in the valuation model: (i) the value of the FCC licenses directly correlates with public trading value of the Company’s stock and that of other public companies in the telecommunication industry; (ii) certain private purchases of similar licenses are reflective of the fair value of the underlying assets; (iii) the relative weights assigned to each factor represents the level of the factor’s relevance to the estimation of the fair value of the FCC licenses; and, (iv) the model captures relevant information impacting the fair value of these licenses. Any change in the above assumptions could lead to a different result. The Company will continue to evaluate the fair value of its FCC licenses for impairment as events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable.

The Company faces various contingencies including the renewal of its FCC licenses in 2006 to 2011 and changing FCC regulations. The loss of some or all of the FCC licenses or the imposition of FCC usage restrictions could adversely affect the Company’s future business prospects and operations and result in an impairment to the carrying value of these intangible assets.

•	The Company holds inventory, primarily radios, for demonstration and installation purposes. In 2003, the Company recorded a loss to reduce these assets to their estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

•	On the Effective Date, the Company issued $11.0 million of New Senior Notes, with 4 million New Class A Warrants. The Company recorded the issuance of New Senior Notes and New Class A Warrants by allocating proceeds of $11.0 million to New Senior Notes and New Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to New Class A Warrants and $6.9 million to New Senior Notes. The fair value of warrants was determined using the Black-Scholes option pricing model with key assumptions related to the risk free rate of return, volatility and Company stock price on the issuance date. The value ascribed to the New Class A Warrants was recorded as debt discount and an increase in additional paid-in capital of the Company. Annual amortization of debt discount is determined utilizing the effective interest rate method and is included as a component of interest expense. New Senior Notes are reported as of the balance sheet date at their face value less unamortized debt discount. The Company has determined that the fair value of the New Senior Secured Notes is $9.9 million at December 31, 2003, based upon the rate of return that an investor would require to purchase similar debt from a similar company.

•	The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

•	At December 31, 2003, other non-current liabilities included accrued property tax and use tax liabilities of approximately $2.5 million and $1.3 million, respectively, that were incurred by the predecessor. Such liabilities are expected to be released as the Company reaches settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While management believes the amounts represent reasonable estimates of the amounts potentially owed by the Company, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts.

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

Cautionary Statement

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s existing $13.1 million long-term debt bears interest at a fixed 9% rate and is due in full in 2008; however, future borrowings may bear interest at variable rates and accordingly, the Company’s exposure to market risk for changes in interest rates may change in the future.

At December 31, 2003, the Company had cash and cash equivalents of $3.6 million that were held in bank accounts and in certificates of deposits with an average annual interest rate of 0.8% and original maturity of less than three months. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations. The policy prohibits investing in instruments with maturities that exceed 35 days. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Accountants

To the Board of Directors and Stockholders of First Avenue Networks, Inc.:

We have audited the accompanying balance sheet of First Avenue Networks, Inc. and its subsidiaries (the “Company”) at December 31, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the financial statement schedule appearing under Item 15(a)(2) for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Avenue Networks, Inc. and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) for the year ended December 31, 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/    KBA GROUP LLP

Dallas, Texas

January 29, 2004

Report of Independent Accountants

To Board of Directors and Stockholders of First Avenue Networks, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of changes in stockholders’ equity present fairly, in all material respects, the financial position of First Avenue Networks, Inc. and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) on page 53 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

Report of Independent Accountants

(Pre-Emergence)

To the Board of Directors and Stockholders of Advanced Radio Telecom Corp. (now known as First Avenue Networks, Inc.):

In our opinion, the accompanying consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows for the year ended December 31, 2001 of Advanced Radio Telecom Corp. and its subsidiaries (the “Company”) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/    PricewaterhouseCoopers LLP

McLean, VA

January 28, 2002, except for the fourth

    paragraph of Note 13, as to which the

    date is February 19, 2002

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31, 2003	December 31, 2002
Current assets:
Cash and cash equivalents	$3,599	$5,300
Accounts receivable, net	34	35
Prepaid expenses and other current assets	88	97
Inventory	234	368

Total current assets	3,955	5,800
Property and equipment, net of accumulated depreciation (Note 6)	7	25
FCC licenses (Note 5)	21,600	21,600
Other assets	4	4

Total assets	$25,566	$27,429

Current liabilities:
Accounts payable	$22	$718
Accrued compensation and benefits	252	255
Accrued taxes other than income	350	350
Other accrued liabilities	192	464

Total current liabilities	816	1,787
New senior secured notes to shareholders, net of unamortized discount (Note 9)	10,694	8,756
Other non-current liabilities (Note 7)	3,760	3,760

Total liabilities	15,270	14,303

Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 20,048,846 and 20,000,000 shares issued and outstanding at December 31, 2003 and 2002, respectively	20	20
Additional paid-in capital	42,181	40,831
Accumulated deficit (Note 4)	(31,905)	(27,725)

Total stockholders’ equity	10,296	13,126

Total liabilities and stockholders’ equity	$25,566	$27,429

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Successor – Note 1		Predecessor – Note 1
	Years ended December 31,		Year ended December 31, 2001
	2003	2002
Revenues	$140	$295	$629

Costs and expenses:
Technical and network operations	3	31	8,942
Sales and marketing	399	217	1,382
General and administrative (Note 5)	2,341	1,924	12,121
Inventory and equipment impairment charge (Notes 1 and 6)	124	—	42,565
FCC license impairment charge (Note 5)	—	24,788	—
Depreciation and amortization	9	20	15,466

Total costs and expenses	2,876	26,980	80,476

Loss from operations	(2,736)	(26,685)	(79,847)

Interest and other:
Interest expense to shareholders	(1,938)	(1,873)	(8,587)
Interest income	46	109	345
Gain on settlement of bankruptcy claims (Notes 4 and 12)	424	315	—
Other, net	24	409	311

Total interest and other	(1,444)	(1,040)	(7,931)

Loss before reorganization items, income taxes and extraordinary item	(4,180)	(27,725)	(87,778)

Reorganization items (Notes 3 and 4):
Write-off of original issue discount and deferred financing costs	—	—	(30,025)
Revaluation of assets and liabilities to estimated fair value	—	—	(310,835)
Professional fees and other reorganization costs	—	—	(5,858)

Total reorganization items	—	—	(346,718)

Loss before income taxes and extraordinary item	(4,180)	(27,725)	(434,496)
Deferred income tax benefit	—	—	48,528

Loss before extraordinary item	(4,180)	(27,725)	(385,968)
Extraordinary item—gain on early extinguishment of debt (Notes 3 and 4)	—	—	128,891

Net loss	$(4,180)	$(27,725)	$(257,077)

Basic and diluted net loss per common share
Loss before extraordinary item	$(0.21)	$(1.39)	$(9.79)
Extraordinary item	—	—	3.27

Net loss	$(0.21)	$(1.39)	$(6.52)

Weighted average common shares	20,006	20,000	39,429

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

(in thousands)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Predecessor (Note 1)
Balances at January 1, 2001	39,341	$39	$331,054	$(316,222)	$14,871
Net loss	—	—	—	(257,077)	(257,077)
Stock issued pursuant to employee benefit plan	126	—	215	—	215
Stock compensation expense	4	—	8	—	8
Decrease in accrued stock issuance costs	—	—	337	—	337
Adoption of fresh start accounting	(39,471)	(39)	(331,614)	573,299	241,646

	—	$—	$—	$—	$—

Successor (Note 1)
Issuance of Successor common stock pursuant to terms of reorganization plan upon emergence from bankruptcy (Note 3 and 4)	20,000	$20	$36,700	$—	$36,720
Value ascribed to warrants issued in connection with new senior secured notes	—	—	4,092	—	4,092

Balances at December 31, 2001	20,000	20	40,792	—	40,812
Settlement of pre-petition claims with common stock	—	—	39	—	39
Net loss	—	—	—	(27,725)	(27,725)

Balances at December 31, 2002	20,000	20	40,831	(27,725)	13,126
Stock compensation expense	—	—	1,343	—	1,343
Stock options exercised	49	—	7	—	7
Net loss	—	—	—	(4,180)	(4,180)

Balances at December 31, 2003	20,049	$20	$42,181	$(31,905)	$10,296

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Successor – Note 1		Predecessor – Note 1
	Years ended December 31,		Year ended December 31, 2001
	2003	2002
Cash flows from operating activities:
Net loss	$(4,180)	$(27,725)	$(257,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Extraordinary item—gain on early extinguishment of debt	—	—	(128,891)
Write off of original issue discount and deferred financing costs	—	—	30,025
Revaluation of assets and liabilities to fair value	—	—	310,835
Provision for equipment impairment	—	—	42,565
Provision for note impairment	—	—	3,896
Provision for FCC license impairment	—	24,788	—
Depreciation and amortization	9	20	15,466
Non-cash interest expense to shareholders	1,938	1,873	2,224
Non-cash stock-based compensation expense	1,343	—	—
Gain on cancellation of liabilities	(365)	(315)	—
Other non-cash adjustments	144	(167)	8
Deferred income tax benefit	—	—	(48,528)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	(605)	(99)	(1,174)
Other	10	97	1,739

Net cash used by operating activities	(1,706)	(1,528)	(28,912)

Cash flows from investing activities:
Purchases of property and equipment	(2)	(21)	(4,206)
Proceeds from sales of short-term investments	—	—	1,293
Proceeds from disposition of property and equipment	—	999	361

Net cash provided (used) by investing activities	(2)	978	(2,552)

Cash flows from financing activities:
Repayment of vendor financing facility borrowings	—	—	(5,975)

Net cash used by financing activities for Predecessor	—	—	(5,975)

Cash provided by financing activities for Successor:
Proceeds from issuance of new senior secured notes	—	—	10,975
Proceeds from exercised stock options	7	—	—

Net cash provided by financing activities for Successor	7	—	10,975

Net decrease in cash and cash equivalents	(1,701)	(550)	(26,464)
Cash and cash equivalents, beginning of year	5,300	5,850	32,314

Cash and cash equivalents, end of year	$3,599	$5,300	$5,850

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Predecessor
Interest paid	$—	$—	$9,709
Additions to property and equipment	—	—	3,478
Successor
Value ascribed to warrants	—	—	4,092
Issuance of senior secured notes to shareholders for paid-in-kind interest	1,120	1,055	—
Amortization of original issue discount on senior secured notes issued to shareholders	818	818	—
Settlement of bankruptcy claims by the distribution of common stock	—	39	—

The accompanying notes are an integral part of these consolidated financial statements.

First Avenue Networks, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1—The Company

First Avenue Networks, Inc. (collectively with its subsidiaries, the “Company”) owns over 750 wireless telecommunications licenses granted by the Federal Communications Commission (“FCC”) that provide coverage of substantially all of the continental United States with 39 GHz spectrum. This license portfolio represents over 1 billion channel pops, calculated as number of channels in a given area multiplied by the population covered by these channels.

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

The Company is subject to all of the risks inherent in an early-stage business in the telecommunications industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

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

Inventory – Inventory consists of radios, indoor and outdoor device units and other parts and accessories which were initially purchased by the Company to deploy in its telecommunications networks. Inventory is valued at the lower of cost or market. During 2003, the Company recorded a non-cash charge of $124,000 to reduce inventory to market value.

Property and equipment – Property and equipment is stated at historical cost and is comprised primarily of office equipment, including computer equipment and related software. Depreciation is computed utilizing straight-line methods over estimated useful lives, generally two to five years. Repairs and maintenance costs are expensed as incurred and betterments are capitalized.

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

	For the Years Ended December 31,
	Successor (Note 1)		Predecessor (Note 1) 2001
	2003	2002
Net loss, as reported	$(4,180)	$(27,725)	$(257,077)
FCC license amortization	—	—	9,329

Net loss, as adjusted	$(4,180)	$(27,725)	$(247,748)

Basic and diluted net loss per share, as reported	$(0.21)	$(1.39)	$(6.52)

Basic and diluted net loss per share, as adjusted	$(0.21)	$(1.39)	$(6.28)

The Predecessor capitalized direct costs of obtaining licenses and amortized such costs on a straight-line basis over 40 years in accordance with Accounting Principles Board Opinion No. 17 “Intangible Assets”. Amortization expense was $9.3 million for the year ended December 31, 2001.

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

Recoverability of the carrying value of FCC licenses is dependent on numerous factors including successful deployment of networks and radio links or sales of such assets to a third party. The Company considers the FCC licenses to have an indefinite useful life under the provisions of SFAS No. 142. The Company performs an impairment test on these assets on an annual basis or if events and circumstances indicate the assets might be impaired. The impairment test compares the estimated fair value of the FCC licenses with the carrying value of the assets. If the estimated fair value is less than the carrying value an impairment loss will be recorded. In 2002, the Company recorded an impairment loss of $24.8 million (Note 5).

Note 2—Summary of Significant Accounting Policies, continued

In performing its 2002 impairment evaluation the Company considered (i) the decline in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the decline in the public equity value of companies providing similar services or holding FCC licenses. The estimated fair value of FCC licenses of $21.6 million at December 31, 2002 was based upon a valuation performed by an independent valuation firm.

During 2003, the Company performed a valuation of its spectrum under SFAS No. 142 and determined that no further impairment had occurred. In performing its 2003 evaluation, the Company considered (i) the increase in its public equity value; (ii) private purchases of similar licenses; and, (iii) the increase in the public equity value of companies providing similar services or holding FCC licenses.

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

Revenue recognition – Revenue from services provided to customers is recognized ratably over the period such services are provided. Revenue from spectrum leasing is recognized ratably over the lease term.

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

Stock options – The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, for its stock-based compensation plan. Accordingly, compensation cost for stock options granted to employees and directors is measured on the date of the grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company accounts for equity stock options granted to non-employees at fair value.

In September 2003, the Company canceled 940,000 options to purchase common stock at a strike price of $3.96 which represented all of its outstanding options. The Company replaced these options with 1,388,717 options to purchase common stock at a strike price of $0.14. Of these options, 277,743 vested immediately and 277,743 vested on December 20, 2003. These options are accounted for as variable options. The remainder vest on a pro rata basis on December 20, 2004 and annually thereafter through December 20, 2006. As a result of this variable method of accounting, the Company has recorded a non-cash compensation charge of $1.3 million during the year ended December 31, 2003.

Note 2—Summary of Significant Accounting Policies, continued

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

	For the Years Ended December 31,
	Successor (Note 1)		Predecessor (Note 1)
	2003	2002	2001
Net loss, as reported	$(4,180)	$(27,725)	$(257,077)
Add: Stock-based compensation included in reported net loss	1,343	—	—
Less: Stock-based compensation determined under fair value based method for all awards	(358)	(207)	(3,645)

Net loss, as adjusted for fair value method for all stock based awards	$(3,195)	$(27,932)	$(260,722)

Basic and diluted loss per share, as reported	$(0.21)	$(1.39)	$(6.52)

Basic and diluted loss per share, as adjusted	$(0.16)	$(1.40)	$(6.61)

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following assumptions:

	For the Years Ended December 31,
	Successor (Note 1)		Predecessor (Note 1)
	2003	2002	2001
Risk free interest rates	3.11%	4.33%	4.6% - 6.2%
Expected life (in years)	5	5	3 - 5
Volatility	100%	100%	60% - 118%

Net loss per share – Calculation of loss per share excludes the effect of convertible preferred stock, stock options and warrants to purchase common stock since inclusion in such calculations would have been antidilutive. Shares excluded in per share calculations for the Successor approximated 5.3 million and 4.0 million in 2003 and 2002, respectively, and for the Predecessor approximated 40.0 million for fiscal 2001.

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

Note 3—Reorganization under Chapter 11 of the Bankruptcy Code, continued

Cancellation of existing securities and agreements – On the Effective Date, the Old Notes, Old Preferred Stock, Predecessor Common Stock (“Old Common Stock”) and commitments, contractual or otherwise, obligating the Predecessor to issue, transfer or sell preferred or common stock interests or any other capital stock of the Predecessor were canceled and have no effect other than the right to participate in the distributions, if any, provided under the Plan in respect to claims.

Distributions under the Plan – The Plan provided for the following distributions in settlement of claims, preferred interests and equity interests:

•	Secured Vendor Financing Claim – The holder of an $11.3 million secured vendor financing claim received cash of $6.0 million.

•	General Unsecured Creditor Claims – Each of the general unsecured creditors, including holders of the Old Notes, received its ratable portion of 19 million shares of post-Chapter 11 successor common stock (“New Common Stock”).

•	Preferred Stockholder Claims – Each of the holders of Old Preferred Stock received its ratable portion of 1 million shares of New Common Stock.

•	Common Stockholder Claims – The holders of Old Common Stock and options and warrants to acquire Old Common Stock received no distributions.

New securities issued under the Plan – The following securities were issued on the Effective Date under terms of the Plan:

•	New Common Stock –The Successor issued 20 million shares of New Common Stock.

•	New Senior Secured Notes and New Class A Warrants – The Successor issued $10,975,000 of its New Senior Secured Notes (“New Senior Notes”) together with 4 million New Class A Warrants to holders of general unsecured creditor claims and preferred stockholder claims that purchased the New Senior Notes. Each warrant entitles the holder to purchase one share of New Common Stock at a price of $0.01 per share for a period of five years from the Effective Date.

Stock option plan – The Successor adopted a stock option plan, under which it may grant incentive and non-qualified options to purchase up to 1.2 million shares of New Common Stock to directors, officers and employees. In 2003, the Company’s shareholders increased the number of shares of New Common Stock the Company may grant under its stock option plan to 1.44 million.

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

Pursuant to the fresh start reporting, the reorganization value was estimated by management and allocated to the identified assets based upon their fair values. Liabilities were valued at the present value of amounts to be paid. The Company had pre-petition and post-petition priority claims totaling approximately $760,000 that were being disputed and were unresolved as of December 31, 2002. At December 31, 2002, the Company had accrued $484,000 for the settlement of these claims. All disputed claims were settled in 2003 for $119,000. As a result, the Company has recognized $365,000 as other income in 2003.

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

BroadStream – In August 2000, the Predecessor acquired certain 39 GHz licenses from BroadStream Communications Corporation and its affiliates (the “Seller”) in exchange for 7.6 million shares of Old Common Stock. The total acquisition cost recorded for these licenses was $89.2 million, comprised of the fair value of Old Common Stock issued of approximately $72.0 million, direct costs of $800,000 and related net deferred tax liabilities of $16.4 million (such deferred tax liabilities being recorded as a result of the carry-over of the relatively low tax basis in assets acquired in this non-taxable transaction). Pursuant to a purchase agreement between the Predecessor and the Seller, the Company obtained a right to acquire, and the Seller obtained a right to require the Company to acquire certain additional licenses for Old Common Stock (the “Purchase Agreement”). The Company also entered into an agreement to make available to the Seller, bridge loans of up to

Note 5—FCC Licenses, continued

$30 million, pursuant to which the Company loaned $13.0 million in 2000. The notes receivable bore interest at 10% per annum and were collateralized by a pledge of 3.9 million shares of Old Common Stock acquired by Seller in the license acquisition transaction and by the personal guarantee of an affiliate of the Seller. The notes were due in November 2000 and the Seller defaulted on repayment. Upon the Seller’s default on repayment of the notes receivable, the Company was no longer obligated to issue an additional 416,667 shares of its Old Common Stock as the final payment for licenses acquired in August 2000. In December 2000, the Seller made a voluntary filing for relief under Chapter 11 of the Bankruptcy Code. During the year ended December 31, 2000, the Company recorded a provision for loan loss of $9.3 million that is included in general and administrative expense. An additional provision for loan loss of $3.9 million was recorded in 2001 as a result in the decrease in value of the collateral securing this note. The Company made a claim in Seller’s Chapter 11 proceedings and the Seller rejected the Purchase Agreement in its Chapter 11 proceedings. In January 2003, the parties reached a settlement agreement whereby in exchange for the Defendant paying the Company $45,000 and transferring its interest in a real estate partnership, both parties dropped all claims.

Auction – In 2000 the Company acquired certain 39 GHz licenses from the FCC for $77.0 million cash.

Fresh Start Accounting – As a result of its emergence from bankruptcy and its application of fresh start accounting, the Company reduced the carrying value of its FCC licenses by $310.8 million to a fair value of $46.4 million at December 31, 2001.

Impairment – As a result of its annual impairment evaluation of the fair value of its FCC licenses, the Company reduced the carrying value of the licenses by $24.8 million to a fair value of $21.6 million at December 31, 2002. While performing its impairment evaluation the Company considered (i) the decline in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the decline in the public equity value of companies providing similar services or holding FCC licenses. The fair value of $21.6 million at December 31, 2002 was based upon a valuation performed by an independent valuation firm. For the year ended December 31, 2003, the Company performed an impairment evaluation and concluded that no further impairment had occurred. For this evaluation, it considered (i) the increase in its public equity value; (ii) private purchases of similar licenses; and, (iii) the increase in the public equity value of companies providing similar services or holding FCC licenses.

Note 6—Property and Equipment

Components of property and equipment at December 31, 2003 and 2002 were as follows (in thousands):

	2003	2002
Network assets in service	$2	$12
Computer systems	14	13
Furniture and equipment	8	8

Total property and equipment	24	33
Accumulated depreciation	(17)	(8)

Property and equipment, net	$7	$25

Depreciation expense approximated $9,000, $18,000 and $5.9 million for the years ended December 31, 2003, 2002 and 2001.

During 2001, the Company recorded a non-cash charge for equipment impairment of $42.6 million related to the write-down to estimated fair value less costs to sell of substantially all of its property and equipment since the Predecessor’s operations had been substantially closed down and networks dismantled. During 2002, all of these assets were sold.

Note 7—Other Non-current Liabilities

Other non-current liabilities include estimated pre-petition amounts due to various state and local governments for use and personal property taxes. These amounts are expected to be paid in periods from 2004 to 2009. Included in the accrued liability is $2.5 million relating to potential property tax assessments from a variety of jurisdictions in locations where the Predecessor previously had equipment and $1.3 million of use tax on equipment purchased by the Predecessor. It is possible that amounts ultimately paid to jurisdictions could be less than the recorded accrued liability. Any potential excess accrual will be reversed either upon settlement or at such time as a basis exists for making such a determination.

Note 8—Income Taxes

A reconciliation of the Company’s effective tax rate as a percentage of loss before income tax benefit and the federal statutory rate for the years ended December 31, 2003, 2002 and 2001 is summarized as follows:

	Successor – Note 1		Predecessor Note 1
	2003	2002	2001
Federal statutory rate	35.0%	35.0%	35.0%
Non-deductible interest	(6.9)%	—	(2.6)%
State income tax, net of federal benefit	2.0%	2.0%	2.0%
Other	(0.4)%	(1.2)%	(0.4)%
Change in valuation allowance	(29.7)%	(35.8)%	(18.0)%

Effective income tax rate	0.0%	0.0%	16.0%

Deferred tax assets and liabilities for the Successor at December 31 were as follows (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$92,911	$86,379
FCC license amortization and impairment	19,527	20,061
Equipment depreciation and impairment	1,796	1,995
Note impairment	—	5,051
Stock based compensation	497	—
Other	33	18
Accrued liabilities	1,620	1,615

Total deferred tax assets	116,384	115,119
Valuation allowance	(116,384)	(115,119)

Net deferred tax assets	$—	$—

Deferred tax assets have been reduced by a valuation allowance based on management’s determination that the recognition criteria for realization have not been met. In 2003 and 2002, the Company increased its deferred tax asset valuation allowance by approximately $1.3 million and $9.9 million, respectively.

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

Note 8—Income Taxes, continued

At December 31, 2003, the Company has the following net operating loss carryforwards for federal income tax purposes: (i) approximately $195.3 million pre-Effective Date losses (after reductions discussed above) which are subject to the approximately $2.5 million annual limitation discussed above and which expire in various amounts between 2008 and 2021; and, (ii) approximately $60.7 million post-Effective Date losses which have no annual limitation and expire between 2022 and 2023.

Note 9—New Senior Notes, Old Senior Notes and Vendor Financing Facility Borrowings

New Senior Notes – On the Effective Date the Successor issued $11.0 million of New Senior Notes, with 4 million New Class A Warrants exercisable for New Common Stock pursuant to terms of the New Senior Note and Class A Warrant Purchase Agreement. The New Senior Notes are due December 20, 2006, or earlier upon change of control, and bear interest at the rate of 9% per annum. In January 2004, the holders of the New Senior Notes extended the maturity date to December 20, 2008. Interest on the New Senior Notes is payable quarterly through the issuance of additional New Senior Notes. The Company issued $1.1 million of New Senior Notes to pay interest in each of the years ended December 31, 2003 and 2002. If an event of default has occurred and is continuing, interest is payable in cash. The New Senior Notes are collateralized by all of the assets of the Company and its subsidiaries.

The Company recorded the issuance of New Senior Notes and New Class A Warrants by allocating proceeds of $11.0 million to New Senior Notes and New Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to New Class A Warrants and $6.9 million to New Senior Notes. The value ascribed to the New Class A Warrants was recorded as debt discount and an increase in additional paid-in capital of the Successor. Amortization of debt discount is determined utilizing the effective interest rate method and is included as a component of interest expense. During the year ended December 31, 2003, the Company recorded $818,000 of interest expense for amortization for original issue discount.

The New Senior Notes are subject to terms and conditions of the New Senior Secured Note and Class A Warrant Purchase Agreement which, among other things, contains covenants limiting the Successor’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets, or enter into certain transactions with related parties. At December 31, 2003, no amounts are available for payment of dividends under these restrictive covenants and the Company was prohibited from paying any dividends or distributions. The Company was in compliance with all New Senior Notes covenants at December 31, 2003.

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

Old Notes, due February 2007, were unsecured senior obligations of the Predecessor with interest payable on February 15 and August 15 of each year and were redeemable at the Company’s option beginning in February 2002 at redemption prices declining to par. Old Notes were issued under an indenture which, among other things, contained covenants limiting the Company’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets, or enter into certain transactions with related parties. At December 31, 2000, no amounts were available for payment of dividends and these restrictive covenants prohibited dividends and distributions. As described in Note 3, on the Effective Date of emerging from bankruptcy, holders of Old Notes received shares of New Common Stock in full satisfaction of claims, and the Old Notes were canceled.

Note 9—New Senior Notes, Old Senior Notes and Vendor Financing Facility Borrowings, continued

Purchase and Financing Agreement with Cisco – In November 1999, the Predecessor entered into a purchase agreement, with no minimum purchase obligation, with Cisco Systems Inc. (“Cisco”). During 2000, the Predecessor entered into a credit agreement with Cisco Systems Capital Corporation, an affiliate of Cisco, for multi-year vendor financing to be used to fund the Company’s purchases of Cisco networking hardware and other costs associated with the network installation and integration of such hardware. Funding under the facility was available in tranches, $14.0 million being immediately available, $36.0 million available upon build-out of certain markets and the remaining $125.0 million becoming available upon completion of additional market build-outs or closing of additional financing facilities, as defined. Borrowings under the facility bore interest at LIBOR plus 4.25% per annum, payable quarterly, and were collateralized by the Predecessor’s pledge of substantially all of its assets. The Predecessor commenced borrowing under the facility in June 2000, and during that year average borrowings and the weighted average interest rate were $7.2 million and 11%, respectively. Principal payments on facility borrowings were due in installments beginning in 2002. Terms of the credit agreement, among other things, included requirements for the Predecessor to meet certain operational and financial targets, maintain certain levels of financial ratios, to limit distributions, dividends, redemptions or other acquisitions of the Company’s capital stock, to limit the amount of additional indebtedness and provided for mandatory principal prepayments under certain circumstances. As described in Note 3, borrowings under this agreement were settled by the payment of $6 million in cash under the Plan.

Interest – In accordance with SOP 90-7, as of the Petition Date, the Predecessor discontinued the accrual of interest related to liabilities subject to compromise. If such interest had continued to be accrued, based on contractual terms without increase for default provisions, interest expense for the year ended December 31, 2001 would have increased $13.7 million.

Note 10—Capital Stock

New Common Stock – In 2001, the Successor issued 20 million shares of New Common Stock to unsecured creditors and holders of Old Preferred Stock. In February 2002, the Company verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of New Common Stock. The Company distributed 17,512,064 and 1,000,000 shares of New Common Stock to holders of unsecured claims and holders of Old Preferred Stock, respectively. In December 2003, the Company completed the verification process and distributed the remaining 1,487,703 shares of New Common Stock to creditors with the remaining unsecured claims and to current holders of New Common stock on a pro rata basis relative to their holdings. The Reorganization Plan provided that fractional shares would be rounded down to the previous whole number. As a result only 19,999,767 shares were distributed. The remaining 233 shares were canceled.

New Class A Warrants – In connection with issuance of the New Senior Notes, the Successor issued 4 million New Class A Warrants. Each warrant entitles the holder to purchase one share of New Common stock at a price of $0.01 per share for a period of five years from the Effective Date.

Note 10—Capital Stock, continued

Successor Stock Option Plan –The Successor’s Stock Option Plan provides for the grant of incentive and non-qualified options to purchase up to 1.44 million shares of New Common Stock to directors, officers and employees. The options granted vest ratably over five years and are exercisable for a ten-year term. Options exercisable at December 31, 2003 were 506,000. There are 51,000 shares of common stock reserved for future issuance under the Plan. A summary of successor stock option activity follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at January 1, 2002	—	—
Options issued	940	$3.96

Balance at December 31, 2002	940	$3.96
Options canceled	(940)	$3.96
Options issued	1,389	$0.14
Options exercised	(49)	$0.14

Balance at December 31, 2003	1,340	$0.14

The weighted average fair value on grant date and exercise price of options granted were $0.46 and $0.14, respectively, during the year ended December 31, 2003. The weighted average remaining contractual life of options outstanding at December 31, 2003 is 10 years.

Outstanding Options and Warrants - The following table summarizes information about stock options and warrants outstanding at December 31, 2003:

Exercise Price	Options/Warrants Outstanding	Weighted Average Remaining Life	Options/Warrants Exercisable	Weighted Average Exercise Price
$0.01	4,000,000	3.0	4,000,000	$0.01
$0.14	1,338,972	9.0	505,741	$0.14

Total	5,338,972	4.5	4,505,741	$0.04

Predecessor Stock Compensation – As described in Note 3, on the Effective Date, the holders of options to purchase Old Common Stock did not receive any distributions under the Plan and the options were canceled. A summary of Predecessor stock option activity follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price
Options outstanding, January 1, 2001	7,172	$11.04
Options canceled	(7,172)	$11.04

Options outstanding, December 31, 2001	—

Note 11—401(k) Plan

In 1999, the Predecessor established a 401(k) Plan administered by a third party. In 2001, the Company matched employee contributions with 33,000 shares of Old Common Stock. All of the 401(k) Plan assets were distributed to participants in 2002 and the Plan was terminated.

In 2002, the Successor established a 401(k) Plan administered by a third party. The Company’s contribution for the years ended December 31, 2003 and 2002 were $5,700 and $5,000, respectively.

Note 12—Related Party Transactions

Holders of approximately 62% of the New Common Stock own approximately 93% of the outstanding New Senior Notes, $12.3 million, and New Class A Warrants, 3.7 million. Representatives from two entities holding approximately 47% of the New Common Stock serve on the Company’s Board of Directors. The Company issued $1.1 million of New Senior Notes for paid-in-kind interest in each of the years ended December 31, 2003 and 2002 to holders of the New Senior Notes all of whom are shareholders.

During 2002, the Company reported accounts payable to related parties of $258,000 which represented professional fees and expense reimbursements due to Cardinal Point Associates (“CPA”) that provided certain services to the Company during the bankruptcy period. The Company’s Chief Executive Officer and Chief Financial Officer were principals of CPA. During 2002, CPA and Peninsula Partners, L.P., which owns approximately 25% of the Company’s common stock and had engaged CPA and previously paid their professional fees, sought approval by the Bankruptcy Court for the Company to pay these fees. In December 2002, the Bankruptcy Court denied approval of the payment of these fees and the Company reversed the liability and has included this amount in other income as gain on reversal of liabilities.

During 1999, the Predecessor entered into a private line agreement, a co-location agreement, a broadband services agreement and a coordinated marketing agreement with Qwest Communications International Inc. (Qwest), which beneficially owned greater than five percent of the Predecessor’s outstanding voting stock. These agreements provided the basic framework with respect to Qwest’s and the Company’s purchase of each other’s services, co-location of equipment and joint marketing products, where desirable. These agreements were canceled when the Company sought protection under Chapter 11 of the Bankruptcy Code. There were no significant transactions consummated pursuant to these agreements between the Predecessor and Qwest. The Predecessor purchased telecommunications services from Qwest totaling $168,000 during 2001.

The Predecessor purchased certain equipment and services from two companies, both of which were beneficially owned in excess of 10% by Oak Investment Partners, which beneficially owned greater than five percent of the Predecessor’s outstanding voting stock. The Predecessor purchased network equipment from one of the companies of $0.5 million and network deployment services from the other company of $4.0 million during 2001.

Note 13—Commitments and Contingencies

Leases – The Successor has entered into operating leases, expiring in 2004 and 2005, for office space. Future minimum payments under non-cancelable operating leases are as follows (in thousands):

Year ending December 31:	Amount due
2004	$8
2005	2

Total	$10

Prior to the Effective Date, the Predecessor had entered into operating leases for office space and antenna sites which were rejected in the bankruptcy proceedings. Rent expense approximated $30,000, $49,000 and $3.0 million for 2003, 2002 and 2001, respectively.

Contingencies – The Company is subject to certain claims and assessments and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

License Renewal – Like other FCC licenses, the 39 GHz licenses which the Company holds were granted for an initial ten-year term and have renewal dates ranging from 2006 to 2011. To obtain renewal of a 39 GHz

Note 13—Commitments and Contingencies, continued

license, the licensee must demonstrate that it has provided “substantial service” during its license term. What level of service is considered “substantial” will vary depending upon the type of offering by the licensee, and the FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license canceled.

Note 14—Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments were as follows at December 31 (in thousands):

	2003		2002
	Carrying Amt.	Fair Value	Carrying Amt.	Fair Value
Cash and cash equivalents	$3,599	$3,599	$5,300	$5,300
New Senior Notes	10,694	9,939	8,756	7,841

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair values. Fair value of New Senior Notes is based upon the rate of return that an investor would require to purchase similar debt from a similar company.

Note 15—Subsequent Event

In January 2004, the Company sold 1.2 million units, each unit comprised of one share of common stock and one warrant, for $3.60 per unit, yielding gross proceeds of $4.4 million. The five-year warrants are exercisable immediately with an exercise price of $1.83. As a condition of the sale, the holders of the New Senior Notes agreed to extend the maturity of these notes from December 20, 2006 to December 20, 2008. The notes continue to bear paid-in-kind interest at the rate of 9% per annum that is payable quarterly through the issuance of additional New Senior Notes.

Note 16—Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial information is summarized as follows (in thousands, except per share data):

	Successor
	Quarter Ended				Year Ended 12/31/03
	3/31/03	6/30/03	9/30/03	12/31/03 (1)
Revenues	$53	$37	$33	$17	$140
Loss from operations	(320)	(285)	(418)	(1,713)	(2,736)
Net loss	(361)	(738)	(870)	(2,211)	(4,180)
Basic and diluted net loss per common share	(0.02)	(0.04)	(0.04)	(0.11)	(0.21)

	Successor
	Quarter Ended				Year Ended 12/31/02
	3/31/02	6/30/02	9/30/02	12/31/02 (2)
Revenues	$75	$74	$72	$74	$295
Loss from operations	(756)	(423)	(342)	(25,164)	(26,685)
Net loss	(1,243)	(808)	(804)	(24,870)	(27,725)
Basic and diluted net loss per common share	(0.06)	(0.04)	(0.04)	(1.25)	(1.39)

Note 16—Quarterly Financial Data (unaudited), continued

	Predecessor
	Quarter Ended				Year Ended 12/31/01
	3/31/01 (3)	6/30/01 (4)	9/30/01	12/31/01 (5)
Revenues	$248	$184	$120	$77	$629
Loss from operations	(22,348)	(48,270)	(6,033)	(3,196)	(79,847)
Loss before extraordinary item	(27,637)	(50,053)	(6,739)	(301,539)	(385,968)
Net loss	(27,637)	(54,124)	(6,854)	(168,462)	(257,077)
Basic and diluted net loss per common share	(0.70)	(1.37)	(0.17)	(4.28)	(6.52)

(1)	Net loss for the quarter includes a $1.2 million charge for variable accounting for employee stock options.
(2)	Net loss for the quarter includes a $24.8 million charge for impairment of FCC licenses.
(3)	Net loss for the quarter includes a $3.9 million expense for writing a note receivable down to the value of the underlying collateral.
(4)	Net loss for the quarter includes $41.3 million expense to write network and other equipment down to fair value less estimated costs to sell. Additional equipment impairments of $1.2 million and $150,000 are included in the quarters ended 9/30/01 and 12/31/01, respectively.
(5)	Net loss for the quarter reflects the following:
•	Extraordinary gain of $128.9 million from the early extinguishments of debt;
•	Expense of $310.8 million for the revaluation of assets and liabilities to fair value as a result of the reorganization; and,
•	Expense of $30.0 million for write-off of original issue discount and deferred financing costs related to long-tem debt as a result of the reorganization.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

N/A.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures as defined in the Securities Exchange Act of 1934 Rules 13a-15 (e) and 15d-15 (e) as of December 31, 2003 (the “Evaluation Date”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them by others within the Company in a timely manner, particularly during the period in which this Annual Report on Form 10-K was being prepared, and that no changes are required at this time.

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

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to our directors is incorporated herein by reference to the information included under “Election of Directors”, “Board of Directors and Committees” and “Certain Transactions” in our definitive Proxy Statement to be filed with the Commission in connection with our 2004 Annual Meeting of Stockholders (the “Proxy Statement”).

The Company has not adopted a code of ethics that applies to the Chief Executive Officer and Chief Financial Officer because it has only three employees. The Company does not believe that a formal written code of ethics is necessary.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The items required by Part III, Item 14 are incorporated by reference from the Registrant’s Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

Report of Independent Accountants

Report of Independent Accountants

Report of Independent Accountants (Post - Emergence)

Report of Independent Accountants (Pre - Emergence)

Consolidated Balance Sheets as of December 31, 2003 and 2002.

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2003, 2002 and 2001.

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

(2)	Financial Statement Schedules:

	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other	Deductions	Balance at End of Period
	(in thousands)
Description
Year ended December 31, 2003
Allowance for doubtful accounts	$28	$24	$—	$(50)	$2
Valuation allowance for deferred tax assets	115,119	—	1,265	—	116,384

Year ended December 31, 2002
Allowance for doubtful accounts	—	28	—	—	28
Valuation allowance for deferred tax assets	105,188	—	9,931	—	115,119

Year ended December 31, 2001
Allowance for doubtful accounts	24	65	—	(89)	—
Valuation allowance for deferred tax assets	40,697	48,528	15,963	—	105,188

(3)	Exhibits

The following Exhibits are, as indicated on the Exhibit Index, either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings.

Exhibit No.	Title

2.1.	Findings of Fact and Conclusions of Law Relating to, and Order under 11 U.S.C. Sections 1129(a) and (b) Confirming, the Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization of Advanced Radio Telecom Corp., et al. under Chapter 11 of the Bankruptcy Code dated October 31, 2001. (1)

2.2.	Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001. (1)

2.3.	Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code in Respect of the Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001. (1)

3.1.	Restated Certificate of Incorporation of the Registrant. (2)

3.2.	Amendment to Certificate of Incorporation of the Registrant. (2)

3.3.	Amended and Restated By-Laws of the Registrant (3).

4.1.	Specimen of Common Stock Certificate. (2)

4.2.	New Senior Secured Note and Class A Warrant Agreement. (3)

4.3.	Form of Class A Warrant. (3)

4.4.	First Avenue Networks, Inc. Stock Option Plan. (4)

4.5	Form Stock Purchase Warrant to subscribe for and purchase Common Stock (5)

4.6	Form of 9% Senior Secured Note due December 20, 2008. (5)

10.1	Common Stock and Warrant Purchase Agreement, dated January 28, 2004, by and between the Company and the Investors party thereto. (5)

10.2	Amended and Restated Registration Rights Agreement, dated January 28, 2004, by and the Company and the parties thereto. (5)

10.3	First Amendment to Senior Secured Note and Class A Warrant Purchase Agreement, dated January 26, 2004, among the Company and the Purchasers named in Schedule I thereto. (5)

Exhibit No.	Title

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed with the Company’s Periodic Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.
(3)	Previously filed as an exhibit to Exhibit 2.2 of the Company’s Periodic Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement dated April 21, 2003 and incorporated by reference herein.
(5)	Previously filed as an exhibit to the Company’s Report on Form 8-K dated January 29, 2004 and incorporated by reference herein.

(b)	Reports on Form 8-K.

The Company did not file any Report on Form 8-K during the last quarter of the year ended December 31, 2003.

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
Sandra Thomas Watson Chief Financial Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DEAN M. JOHNSON Dean M. Johnson	Director	March 12, 2004

/s/ WHARTON B. RIVERS, JR. Wharton B. Rivers, Jr.	Director	March 12, 2004

/s/ RICHARD L. SHORTEN, JR. Richard L. Shorten, Jr.	Director	March 12, 2004

/s/ NEIL SUBIN Neil Subin	Director	March 12, 2004

/s/ MATTHEW TEPLITZ Matthew Teplitz	Director	March 12, 2004

/s/ R. TED WESCHLER R. Ted Weschler	Director	March 12, 2004

EXHIBIT INDEX

Exhibit No.	Title
2.1.	Findings of Fact and Conclusions of Law Relating to, and Order under 11 U.S.C. Sections 1129(a) and (b) Confirming, the Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization of Advanced Radio Telecom Corp., et al. under Chapter 11 of the Bankruptcy Code dated October 31, 2001. (1)

2.2.	Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001. (1)

2.3.	Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code in Respect of the Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001. (1)

3.1.	Restated Certificate of Incorporation of the Registrant. (2)

3.2.	Amendment to Certificate of Incorporation of the Registrant. (2)

3.3.	Amended and Restated By-Laws of the Registrant (3).

4.1.	Specimen of Common Stock Certificate. (2)

4.2.	New Senior Secured Note and Class A Warrant Agreement. (3)

4.3.	Form of Class A Warrant. (3)

4.4.	First Avenue Networks, Inc. Stock Option Plan. (4)

4.5	Form Stock Purchase Warrant to subscribe for and purchase Common Stock (5)

4.6	Form of 9% Senior Secured Note due December 20, 2008. (5)

10.1	Common Stock and Warrant Purchase Agreement, dated January 28, 2004, by and between the Company and the Investors party thereto. (5)

10.2	Amended and Restated Registration Rights Agreement, dated January 28, 2004, by and the Company and the parties thereto. (5)

10.3	First Amendment to Senior Secured Note and Class A Warrant Purchase Agreement, dated January 26, 2004, among the Company and the Purchasers named in Schedule I thereto. (5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed with the Company’s Periodic Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.
(3)	Previously filed as an exhibit to Exhibit 2.2 of the Company’s Periodic Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement dated April 21, 2003 and incorporated by reference herein.
(5)	Previously filed as an exhibit to the Company’s Report on Form 8-K dated January 29, 2004 and incorporated by reference herein.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Legal Counsel

Ropes & Gray

Boston, MA

Independent Auditors

KBA Group LLP

Dallas, TX

Transfer Agent

EquiServe Trust Company, N.A.

Boston, MA

Corporate Headquarters

230 Court Square, Suite 202

Charlottesville, VA 22902

(434) 220-4988