Form 10-Q
period 2004-03-31
FIRST AVENUE NETWORKS INC
filed 2004-04-27
CIK 1010286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 21,257,179 shares of its common stock outstanding as of April 15, 2004.

FIRST AVENUE NETWORKS, INC.

ITEM 1. FINANCIAL STATEMENTS

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(unaudited)

(in thousands, except share data)

	March 31, 2004	December 31, 2003
Current assets:
Cash and cash equivalents	$5,691	$3,599
Certificate of deposit	2,000	—
Accounts receivable, net	1	34
Prepaid expenses and other current assets	68	88
Inventory	234	234

Total current assets	7,994	3,955
Property and equipment, net of accumulated depreciation	5	7
FCC licenses	21,600	21,600
Other assets	3	4

Total assets	$29,602	$25,566

Current liabilities:
Accounts payable	$36	$22
Accrued compensation and benefits	63	252
Accrued taxes other than income taxes	350	350
Deferred revenue	58	4
Other accrued liabilities	187	188

Total current liabilities	694	816
Senior secured notes to shareholders, net of unamortized discount	11,194	10,694
Deferred revenue, noncurrent	300	—
Other accrued taxes	3,760	3,760

Total liabilities	15,948	15,270

Commitments and contingencies (Note 4)
Stockholders’ equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 21,257,179 and 20,048,846 shares issued and outstanding, respectively	21	20
Additional paid-in capital	46,635	42,181
Accumulated deficit	(33,002)	(31,905)

Total stockholders’ equity	13,654	10,296

Total liabilities and stockholders’ equity	$29,602	$25,566

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues	$25	$53

Costs and expenses:
Technical and network operations	1	1
Sales and marketing	177	50
General and administrative	464	320
Depreciation and amortization	2	2

Total costs and expenses	644	373

Loss from operations	(619)	(320)

Interest and other:
Interest expense to shareholders	(500)	(475)
Interest income	13	14
Other	9	420

Total interest and other	(478)	(41)

Net loss	$(1,097)	$(361)

Basic and diluted net loss per common share
Net loss	$(0.05)	$(0.02)

Weighted average common shares	20,883	20,000

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,097)	$(361)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	2
Non-cash interest expense to shareholders	500	475
Non-cash stock-based compensation expense	193	—
Changes in operating assets and liabilities	230	(659)

Net cash used in operating activities	(172)	(543)

Cash flows from investing activities:
Purchase of certificate of deposit	(2,000)	—

Net cash used in investing activities	(2,000)	—

Cash flows from financing activities:
Net proceeds from the sale of common stock	4,264	—

Net cash provided by financing activities	4,264	—

Net increase (decrease) in cash and cash equivalents	2,092	(543)

Cash and cash equivalents, beginning of period	3,599	5,300

Cash and cash equivalents, end of period	$5,691	$4,757

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Issuance of senior secured notes to shareholders for paid-in-kind interest	$296	$271

Amortization of original issue discount on senior secured notes issued to shareholders	$204	$204

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

Interim financial statements - Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operation for the interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2003 audited consolidated financial statements and notes thereto contained in the Company’s 2003 Annual Report on Form 10-K.

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

Net loss per share – Calculation of loss per share for the three months ended March 31, 2004 excludes the effect of warrants and options to purchase 5.2 million and 1.3 million, respectively, shares of common stock since inclusion in such calculation would have been antidilutive. Calculation of loss per share for the three months ended March 31, 2003 excludes the effect of warrants and options to purchase 4.0 million and 940,000, respectively, shares of common stock since inclusion in such calculation would have been antidilutive.

Stock options – The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” for its stock-based compensation plan. Accordingly, compensation cost for stock options granted to employees and directors is measured as the excess, if any, of fair value of Company stock over exercise price at the measurement date, except when the plan is determined to be variable in nature. The Company accounts for equity stock options granted to non-employees at fair value.

In September 2003, the Company canceled 940,000 options to purchase common stock at a strike price of $3.96 which represented all of its outstanding options. The Company replaced these options with 1.4 million options to purchase common stock at a strike price of $0.14. At March 31, 2004, 506,000 are vested. These options are accounted for as variable options. The remainder vest annually at a rate of 278,000 on each December 20 through December 20, 2006. As a result of this variable method of accounting, the Company has recorded a non-cash compensation charge of $193,000 during the three months ended March 31, 2004.

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

	For the Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(1,097)	$(361)
Add: Stock based compensation expense included in reported net loss	193	—
Less: Stock based compensation determined under fair value based method for all awards	—	—

Net loss, as adjusted for fair value method for all stock based awards	$(904)	$(361)

Basic and diluted loss per share, as reported	$(0.05)	$(0.02)

Basic and diluted loss per share, as adjusted	$(0.04)	$(0.02)

Note 2—Sale of Common Stock and Warrants

In January 2004, the Company sold 1.2 million units, each unit comprised of one share of common stock and one warrant, for $3.60 per unit, yielding gross proceeds of $4.4 million. The five-year warrants are exercisable immediately with an exercise price of $1.83 (“Stock Purchase Warrants”). As a condition of the sale, the holders of the senior secured notes agreed to extend the maturity of these notes from December 20, 2006 to December 20, 2008. The notes continue to bear paid-in-kind interest at the rate of 9% per annum that is payable quarterly through the issuance of additional senior secured notes.

Note 3—Related Party Transactions

Holders of approximately 62% of the common stock own $12.6 million or 93% of the outstanding senior secured notes and 3.7 million Class A Warrants. Holders of approximately 38% of the common stock own 833,333 or 69% of the Stock Purchase Warrants. Representatives from two entities holding approximately 45% of the outstanding common stock serve on the Company’s Board of Directors. A member of our Board of Directors periodically serves as a consultant on matters related to the Company to a holder of approximately 17% of the outstanding common stock. The Company issued $296,000 and $271,000 of senior secured notes for paid-in-kind interest during the three months ended March 31, 2004 and 2003, respectively, to holders of the senior secured notes all of whom are shareholders.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the section below titled “ Cautionary Statement,” our Consolidated Financial Statements and related Notes, and other financial information appearing in our most recently filed Annual Report on Form 10-K.

Overview

The Company holds over 750 licenses granted by the Federal Communications Commission (“FCC”). It leases the spectrum represented by these licenses to others to construct high-speed wireless telecommunications links and networks. Our leasing products, Express Link and Express Net, offer a way for telecommunications carriers and enterprise customers to access interference-free, carrier class, licensed spectrum.

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

The Company currently has 23 leases for spectrum on a link-by-link basis and has leased spectrum in three urban regions. Additionally, the Company has retained nine fixed transmission links originated by our predecessor which customers incorporate into their telecommunication networks and utilize to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services In December 2003, the Company entered into an Express Net contract with a large telecommunications carrier with nationwide coverage. Under the terms of this contract, the Company has leased a portion of its spectrum in two urban regions for seven years.

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

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Revenues for the three months ended March 31, 2004 decreased 53% to $25,000 from $53,000 for the three months ended March 31, 2003. This decrease is the result of the decline in the number of dedicated wireless links the Company has remaining from its predecessor. The number of links continued to decrease from 14 at March 31, 2003 to nine at March 31, 2004. The Company has begun recognizing revenue from its spectrum leasing program which it launched in 2003. Revenue under these leases is recognized ratably over the individual lease periods which currently range from 12 to 84 months. At March 31, 2004, the Company had 23 leases for its spectrum on a link-by-link basis and three leases for geographic areas.

Technical and network operations costs and expenses are comprised of frequency coordination fees related to spectrum leases and roof-top rent and backhaul for dedicated wireless links. Technical and network operations costs and expenses remained consistent at $1,000 for the three months ended March 31, 2004 and 2003. Technical and network operations costs and expenses were 4% and 2% of revenues for the three months ended March 31, 2004 and 2003, respectively.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs. These costs increased 254% to $177,000 for the three months ended March 31, 2004, compared to $50,000 for the three months ended March 31, 2003. This increase is a result of the following expenses incurred during the three months ended March 31, 2004: (i) a $29,000 non-cash stock-based compensation expense; (ii) $83,000 in sales commissions; and, (iii) $15,000 increase in spending for trade shows and public relations regarding the Company’s spectrum leasing program. Similar expenses were not incurred during the three months ended March 31, 2003. Sales and marketing costs and expenses were 708% and 94% of revenues for the three months ended March 31, 2004 and 2003, respectively.

General and administrative costs and expenses increased 45% to $464,000 for the three months ended March 31, 2004 from $320,000 for the three months ended March 31, 2003. General and administrative costs and expenses for the three months ended March 31, 2004 and 2003 primarily consist of compensation, occupancy expenses, professional fees and insurance. The increase in general and administrative costs and expenses during the three months ended March 31, 2004 is primarily a result of a $164,000 non-cash stock-based compensation expense. General and administrative costs and expenses were 1856% and 604% of revenues for the three months ended March 31, 2004 and 2003, respectively.

Depreciation and amortization expense remained consistent at $2,000 for the three months ended March 31, 2004 and 2003. Depreciation and amortization expense was 8% and 4% of revenues for the three months ended March 31, 2004 and 2003, respectively.

Interest and other expenses increased to $478,000 for the three months ended March 31, 2004 from $41,000 for the three months ended March 31, 2003. This change primarily is attributable to a $25,000 increase in interest expense as a result of an increase in the senior secured notes balance from paid-in-kind interest on which quarterly interest is due offset by a $411,000 decrease in other income. During the three months ended March 31, 2003 the Company recorded $377,000 in other income as a result of settling disputed bankruptcy claims for amounts less than the recorded liability and $45,000 as a result of settling a lawsuit. Neither of these two items reoccurred during the three months ended March 31, 2004.

During the three month period ended March 31, 2004, the Company increased its deferred tax valuation allowance to equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.

Liquidity and Capital Resources

During the three months ended March 31, 2004, operating activities used cash of approximately $172,000 as compared to $543,000 during the three months ended March 31, 2003. Cash used by operating activities resulted primarily from the Company’s net loss decreased by non-cash interest expense and non-cash stock-based compensation expense.

During the three months ended March 31, 2004, financing activities provided cash of approximately $4.3 million. In January 2004, the Company sold 1.2 million units (the “Units”), each unit comprised of one share of common stock and one warrant, for $3.60 per unit, yielding gross proceeds of $4.4 million. The Company incurred $86,000 of professional expenses as a result of this transaction.

In connection with its exit from bankruptcy in December 2001, the Company issued $11.0 million of five-year senior secured notes and 4 million fully-vested five-year New Class A Warrants, with an exercise price of $0.01, to holders of senior secured notes for aggregate consideration of $11.0 million. In connection with the sale of the Units, the maturity of the senior secured notes was extended from December 20, 2006 to December 20, 2008. The senior secured notes are collateralized by all assets of the Company. They bear interest at the rate of 9% per annum that is payable quarterly through the issuance of additional senior secured notes at the Company’s option. Interest is mandatorily payable in cash in the event of a continuing event of default.

During the three months ended March 31, 2004 and 2003, the Company issued $296,000 and $271,000, respectively, of additional senior secured notes in lieu of interest. The Senior Note and Class A Warrant Purchase Agreement contains covenants which limit the Company’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets and enter into certain transactions with related parties.

The Company recorded the original issuance of the senior secured notes net of the estimated fair value of the New Class A Warrants at the issuance date. Amortization of debt discount of $204,000 has been determined utilizing the effective interest rate method and is a component of interest expense for each of the three months ended March 31, 2004 and 2003.

The Company had cash and cash equivalents and certificates of deposit totaling $7.7 million at March 31, 2004. The Company believes that its cash resources are sufficient to fund its operations and capital requirements through and including 2005. However, additional unforeseen expenditures may require the Company to obtain additional financing.

Since its inception, the Company has incurred losses from operations and expects to continue to incur losses for the foreseeable future. Its business plan is to minimize expenditures and the amount of future capital required. At March 31, 2004, it had three employees and non-cancelable financial commitments of less than $8,000 due in 2004. Management expects operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenues could have a material adverse effect on the Company’s ability to pay the debt on its due date. The Company’s ability to generate sufficient cash to meet its future debt payments is highly dependent on the ability of management to execute its business plan.

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

A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:

•	Given the nature of the Company’s 39 GHz spectrum, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At December 31, 2003, the Company’s FCC licenses had a carrying value of $21.6 million. During 2003, the Company performed a valuation of its spectrum under SFAS No. 142 which resulted in a $50.8 million valuation. In performing this evaluation, the Company identified a number of factors that are considered to be indicative of the value of its FCC licenses, including (i) the increase in its public equity value; (ii) private purchases of similar licenses; and, (iii) the increase in the public equity value of companies providing similar services or holding similar FCC licenses. Each of the factors was then quantified and weighted in deriving the estimated fair value. No impairment of the FCC license value occurred during the three month period ended March 31, 2004.

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

•	The Company holds inventory, primarily radios, for demonstration and installation purposes and has written it down to estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required.

•	The Company recorded the issuance of senior secured notes and New Class A Warrants by allocating proceeds of $11.0 million to senior secured notes and New Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to New Class A Warrants and $6.9 million to senior secured notes. The fair value of warrants was determined using the Black-Scholes option pricing model with key assumptions related to the risk free rate of return, volatility and Company stock price on the issuance date. The value ascribed to the New Class A Warrants was recorded as debt discount and an increase in additional paid-in capital of the Company. Annual amortization of debt discount is determined utilizing the effective interest rate method and is included as a component of interest expense. Senior secured notes are reported at their face value less unamortized debt discount as of the balance sheet date.

•	The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

•	At March 31, 2004, other accrued taxes included accrued property tax and use tax liabilities of approximately $2.5 million and $1.3 million, respectively, that were incurred by the predecessor company. Such liabilities are expected to be released as the Company reaches settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While management believes the amounts represent reasonable estimates of the amounts potentially owed by the Company, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts.

•	In connection with its emergence from bankruptcy, the Company reflected terms of the Plan in its consolidated financial statements by adopting the fresh start accounting provisions of SOP 90-7 on December 31, 2001. Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In adopting fresh start accounting, the Company utilized the reorganization value or fair value of the entity. The reorganization value of a company is the amount of value available and to become available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the debtor-in-possession and the creditors and holders of equity interests. A committee of unsecured creditors together with the Company determined a reorganization value of approximately $53.7 million which was deemed fair value of the assets of the reorganized business, with FCC licenses comprising 86% of the reorganization value. The Company’s recoverability of its investment in FCC licenses is dependent upon its successful execution of its business plan.

•	The Company is subject to all of the risks inherent in an early-stage business in the telecommunication industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of these assets is highly dependent on the ability of management to execute on its business plan.

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

At March 31, 2004, the Company had cash and cash equivalents of $5.7 million that were held in bank accounts and in money market accounts bearing interest at a rate of 0.85% and original maturity of less than three months. The Company held a certificate of deposit bearing interest at a rate of 1.25% which matures in December 2004. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations. Our policy prohibits investing in instruments with maturities that exceed 35 days without prior approval of the Board of Directors. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

The Company’s long-term debt has a face value of $12.6 million and bears interest at a fixed rate of 9%. The debt is due in full in 2008.

ITEM 4. CONTROLS AND PROCEDURES

Based on an evaluation of the Company’s disclosure controls and procedures as of the end of the three months ended March 31, 2004, each of the chief executive officer and the chief financial officer of the Company have concluded that the Company’s disclosure controls and procedures are effective in connection with the Company’s filing of this quarterly report on Form 10-Q for the period ended March 31, 2004.

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

(b) Reports on Form 8-K:

A current report on Form 8-K regarding closing a $4 million private equity financing was filed with the Securities and Exchange Commission on January 29, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST AVENUE NETWORKS, INC.

April 27, 2004	By:	/s/ DEAN M. JOHNSON
Date		Dean M. Johnson President, Chief Executive Officer and Director

Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ DEAN M. JOHNSON Dean M. Johnson	President, Chief Executive Officer and Director	April 27, 2004

/s/ SANDRA THOMAS WATSON Sandra Thomas Watson	Chief Financial Officer Principal Financial and Accounting Officer	April 27, 2004

EXHIBIT INDEX

Exhibit No.	Title
31.1	Certification of Dean M. Johnson under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Sandra Thomas Watson under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Dean M. Johnson under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Sandra Thomas Watson under Section 906 of the Sarbanes-Oxley Act.