Form 10-K
period 2004-12-31
FIRST AVENUE NETWORKS INC
filed 2005-02-10
CIK 1010286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $36.9 million on June 30, 2004. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 59,364,153 shares of its common stock outstanding as of January 26, 2005.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to a distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: Part III:

Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2005 Annual Meeting of Stockholders.

FIRST AVENUE NETWORKS, INC.

CAUTIONARY STATEMENT

This report includes “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. The Company cautions investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors at the end of Item 1 - “Business” contained in this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

Overview

First Avenue Networks, Inc. (OTCBB: FRNS) has assembled one of the largest and most comprehensive collections of millimeter wave spectrum in the U.S. We hold over 750 licenses for spectrum between 38.6 GHz and 40 GHz, commonly referred to as 39 GHz spectrum, granted by the Federal Communications Commission or “FCC”. Our licenses extend over virtually the entire United States, covering over 284 million in population, and represent over 1 billion channel pops, calculated as number of channels in a given area, as measured in the 2000 census, multiplied by the population covered by these channels. On January 14, 2005, we purchased substantially all of the assets of Teligent, Inc. These assets include Teligent’s portfolio of 24 GHz licenses and its fixed wireless operations and radio inventories. Our spectrum portfolio now includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in aggregate, approximately 1.5 billion channel pops.

Our fixed wireless activities include services ranging from leasing spectrum to a diverse mix of fixed wireless service operations. We expect these operations to further our long-term objectives of participating in and leading the growing fixed wireless markets such as backhauling mobile phone traffic and providing cost effective extensions to fiber optic networks.

We operate a cellular backhaul network in New York City with over 65 links. We plan to use this network as a foundation for future construction in the New York area and as a reference account for future nationwide network construction. We anticpate building to order facilities that can support cellular traffic backhaul, metropolitan transport and fiber extensions to bridge critical network gaps. These facets of our business are more fully discussed under “Target Markets” below.

We also lease 39 GHz spectrum to facilitate the construction of high-speed wireless telecommunications networks. Our leasing products, Express Link and Express Net, offer a way for telecommunications carriers and enterprise customers to access interference-free, carrier class licensed spectrum on a capital and cost efficient basis.

We are a Delaware corporation incorporated in 1993. We emerged from bankruptcy in December 2001. In February 2002, our shareholders approved an amendment to the Certificate of Incorporation to change our name from Advanced Radio Telecom Corp. to First Avenue Networks, Inc.

Industry Discussion

The demand for high speed data connections between two points or a point and the Internet continues to grow as telecommunications users demand reliable, fast and capital efficient network transport services. Network providers, service providers, businesses and government entities are increasingly seeking cost-effective methods to:

•	establish high-speed data backhaul to accommodate increased mobile phone penetration as well as new applications such as data, streaming video and mobile internet;

•	extend the fiber optic network footprint by providing communications services at fiber-equivalent speed to more buildings and businesses;

•	provide network alternatives or redundancy for their existing communications systems; and,

•	increase the capacity of their existing communications systems to enhance the quality of their transmissions, including for such services as voice-over internet protocol, or VoIP.

We do not believe the existing copper facilities will be able to support all of the growing demand for such capacity while fiber optic facilities are not sufficiently widespread. Given the high cost of deploying fiber facilities, we believe it will be difficult to meet the geographically diverse demand for broadband in a cost effective manner using this medium.

In addition, in a March 2004 ruling related to unbundled network elements, or UNE-P, the District of Columbia Court of Appeals overturned an FCC policy requiring incumbent local exchange carriers, or ILECs, to lease parts of their network at favorable costs to their competitors. Instead, the ruling allowed ILECs to begin setting their own rates, and, as a result, prices charged by ILECs for UNE-P have increased. We expect that the competitive carriers will seek alternative solutions that are not dependent on the ILEC providing service on their time frame and on their terms.

As carriers seek economically attractive solutions, we expect that fixed wireless will be a favored alternative. The key advantages of wireless structures as opposed to traditional copper or fiber facilities include:

High-Capacity. Current technology allows transmission with high-capacity local access with quality and reliability superior to copper and comparable to fiber. For example, current radio technology is capable of two-way data transfer at rates up to 622 megabits per second (Mbps) (OC-12), which is competitive with fiber. As a result, carriers are able to transmit similar volumes of voice and data over our wireless facilities almost as quickly as they could on fiber.

Lower Cost. Wireless facilities cost less than comparable fiber facilities, since the construction and maintenance costs of fixed wireless links are substantially less than those associated with fiber networks. We expect this cost differential to increase over time because deploying fiber involves substantial labor and right-of-way expenditures, costs that we believe will increase in the future, while we expect the main cost component of fixed wireless links – equipment – to continue to decline as technological advances occur and production volumes increase. Increasingly, telecommunications networks employ internet protocol, or IP, technology, which serves to simplify the network architecture, diminish the proprietary nature of facilities and increase the production volumes of certain equipment elements.

Rapid Deployment. Because wireless links using licensed spectrum do not require rights of way, substantial construction infrastructure, time-consuming third party coordination efforts or additional FCC licensing, they can be established quickly between two points as long as line of sight and the appropriate level of reliability are assured.

Our Business Strategy

In addition to the general advantages of wireless discussed above, we believe that First Avenue will be well positioned to capitalize on the growing need for broadband connectivity, for the following reasons:

•	Focus on Premier Spectrum. In terms of breadth of geographic coverage, depth in key markets and complementary technical and propagation characteristics, our 24 GHz and 39 GHz licenses represent what we believe to be the premier collection of millimeter wave spectrum in the United States. The range of transmissions over our 24 GHz spectrum is approximately twice that of the range of 39 GHz transmissions. As a result for point-to-point links, 39 GHz spectrum can be used for shorter distances with 24 GHz providing solutions for longer links. For point-to-multipoint configurations, the area of the circle covered by 24 GHz spectrum transmissions is four times that of the area for a 39 GHz point-to-multipoint transmission. As a result, we can select the best type of spectrum to use to meet the customer’s need. Our strategy is to capitalize on the cost and speed of deployment advantage inherent in our spectrum assets. Between 1995 and 2001, several telecommunications companies that owned millimeter wave spectrum sought to provide a full suite of telecommunications services. However, we believe that those companies failed to focus on their single unique characteristic – millimeter wave spectrum. As a result, they essentially replicated facilities already bought and paid for by ILECs in order to sell directly to service the end user. We believe that this strategy of asset deployment contributed to the significant losses they experienced. Our strategy is to provide fixed wireless services directly to or by partnering with other telecommunications industry participants, including mobile carriers, fiber carriers and alternative facilities carriers.

•	Increased Acceptance. Wireless-based solutions are increasingly accepted in the market. Whether it be Wi-Fi for laptops, 1xEVDO for internet accessed mobile phones or WiMax for homes and businesses, wireless communication has become an accepted and fundamental telecommunications medium. We believe this will lead to a greater acceptance of our wireless broadband services for portions of the telecommunications network for which we believe fixed wireless is the leading cost/performance choice.

•	Lower Cost Operations. The costs of installing and maintaining a wireless system have fallen and we believe will continue to decrease. For example, wireless equipment such as a 100 baseT radio that once cost as much as $30,000 now can be purchased for $8,500 or less. Operationally, we intend to develop our physical facilities in a way that allows them to be used for a variety of high speed connectivity and communications applications thus reducing the cost for any single application. Increasing standardization on IP also contributes to this objective. In general, we intend to invest only in those assets and business activities that are essential to our business, and expect to obtain functions such as sales, monitoring, billing and other network operations through outsourcing or joint ventures. Lastly, we plan to serve carrier customers rather than develop direct to the consumer, or retail, operations, which would require a greater investment in sales and administrative personnel.

•	Regulatory Environment. In addition to the District of Columbia Circuit Court’s UNE-P ruling discussed above, the FCC ruled in its Secondary Markets Ruling of October 2003 that companies could lease their spectrum to third parties, enabling us to lease spectrum to other companies. Since the ruling, we believe that the transaction costs associated with meeting FCC documentation requirements for any kind of spectrum leasing have decreased from over $20,000 per lease to practically zero.

Target Markets

We are focused on delivering value through our expertise in wireless communications. Given this goal, we have chosen to focus on several carrier markets where we believe we have a sustainable competitive advantage versus wired telecommunications facilities.

Mobile Backhaul

Mobile backhaul consists of carrying mobile traffic from a carrier’s cell site back to that carrier’s wireline switching center. Currently, mobile carriers are facing profit margin pressure and/or erosion. Average revenue per user remains flat, yet customers consume more bandwidth in the form of voice minutes, data, photography, streaming media and other advanced applications. At the same time, operating costs are rising because backhaul facilities, typically leased from the ILEC, are priced according to volume of bandwidth used. To mitigate the decreasing margins, mobile carriers need to find more cost efficient ways to connect their cell site traffic to the public service telephone network, or PSTN. We believe that wireless connectivity between the cell site and the PSTN is an economically attractive alternative to wired facilities.

Fiber Extensions

By partnering with fiber providers in metropolitan markets, we can provide wireless connectivity to buildings not served by alternative carriers without relying on existing ILEC copper facilities or digging up streets to install fiber. We believe that the need for these facilities will increase further as the ILECs begin to charge more based on the UNE-P rulings. This is already a large market with AT&T, MCI and Sprint alone having spent approximately a combined $27 billion on access charges in 2003, according to their respective 2003 annual reports. In addition, we will focus on other opportunities that may arise in the future where we believe that we will have a similar advantage.

Our License Portfolio

Our combined 39 GHz and 24 GHz spectrum portfolio includes over 925 licenses representing, on average, over 740MHz in the top 20 U.S. metropolitan areas and over 580 MHz in the top 50 U.S. metropolitan areas. In aggregate, our spectrum portfolio covers approximately 1.5 billion channel pops. These licenses were granted for initial ten-year terms with expirations ranging from 2006 through 2014. We have an expectation of renewal upon a showing of “substantial service” as determined by the FCC. The level of service that will be considered “substantial” may vary depending upon our type of product offering. The FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the market area.

Our 39 GHz Wireless Broadband Licenses

The FCC has allocated the use of the 38.6–40.0 GHz airwave band consisting of fourteen 50 MHz x 50 MHz channel pairs, for a total of 100 MHz, by issuing licenses for the provision of wireless telecommunications services within a specified geographic area. The licenses issued in this band are generally referred to as 39 GHz licenses.

Our spectrum licenses were acquired through applications with the FCC and purchase contracts with other spectrum holders. Additionally, in 2000, we were the winning bidder for 352 39 GHz licenses covering substantially all of the contiguous United States in an auction conducted by the FCC. In this auction, the FCC sold licenses which represented spectrum covering Basic Economic Areas (BEAs) which encompassed the entire U. S. BEAs and Economic Areas (EA) are terms developed by the U.S. Department of Commerce which designate relevant regional markets surrounding metropolitan statistical areas.

In total, we hold over 750 39 GHz licenses that represent over 1 billion channel pops. Our licenses were granted for initial ten-year terms with expirations ranging from 2006 through 2014. We have an expectation of renewal upon a showing of “substantial service” as determined by the FCC. Over 170 of our 39GHz licenses cover the 50 most populous U.S. metropolitan areas and result in our holding nearly 350 MHz of spectrum, on average, in these most populous areas.

Our 24 GHz Wireless Broadband Licenses

The FCC has allocated the use of the 24.25-24.45 GHz and the 25.05-25.25 GHz airwave band consisting of five 40 MHz x 40 MHz channel pairs, for a total of 80 MHz channels, by issuing licenses for the provision of wireless telecommunications services within a specified geographic area. The licenses issued in these bands are generally referred to as 24 GHz licenses.

On January 14, 2005, we purchased substantially all of the assets of Teligent, Inc. These assets include a portfolio of 24 GHz licenses and Teligent’s fixed wireless operations and radio inventories. Our 24 GHz spectrum portfolio acquired from Teligent includes, on average, over 230 MHz in the top 77 U.S. metropolitan areas and, in aggregate, approximately 504 million channel pops. Because these licenses were originally granted to Teligent as replacement spectrum resulting from a reallocation of the 18 GHz band, the 24 GHz licenses that we acquired from Teligent were granted for geographic areas known as Statistical Metropolitan Service Areas or SMSAs, as defined by the U.S. Census Bureau. Newer 24 GHz licenses, such as the 24 GHz licenses we purchased in the July 2004 24 GHz FCC auction, will be granted on an Economic Area or EA. These 24 GHz licenses are also under ten-year terms and are all due to expire on February 1, 2011. We have an expectation of renewal upon a showing of “substantial service” as determined by the FCC.

Our Licenses by Market

The following chart presents our license holdings and total channel pops in each of our top 50 most populous metropolitan areas based upon 2000 census data.

BEA	24 GHz SMSA Licenses(1)	39 GHz BEA Licenses(2)	Total Channel Pops
			(millions)
New York, NY	5	4	115.9
Los Angeles, CA	5	4	115.8
Chicago, IL	5	3	71.1
Washington, DC/Baltimore, MD	5	3	62.1
San Francisco, CA	5	4	55.1
Detroit, MI	5	5	54.5
Philadelphia, PA	4	4	49.5
Dallas, TX	5	3	48.5
Houston, TX	5	3	43.1
Atlanta, GA	5	3	38.8
Boston, MA	5	3	35.4
Miami, FL	5	3	29.2
Seattle, WA	5	3	26.6
Minneapolis, MN	5	2	25.8
Phoenix, AZ	5	2	25.3
Cleveland, OH	5	4	25.1
Pittsburgh, PA	4	5	24.5
St. Louis, MO	5	3	23.2
San Diego, CA	4	2	22.9
Tampa, FL	5	2	18.9
Portland, OR	4	4	18.6
Indianapolis, IN	4	4	17.9
Denver, CO	2	3	17.4
San Antonio, TX	4	4	16.4
Kansas City, MO	4	4	15.9
Orlando, FL	1	4	14.6
Puerto Rico	0	1	14.4
Sacramento, CA	4	2	13.0
Milwaukee, WI	4	3	12.8
Columbus, OH	2	4	12.1
Cincinnati, OH	3	3	11.9

BEA	24 GHz SMSA Licenses(1)	39 GHz BEA Licenses(2)	Total Channel Pops
			(millions)
Salt Lake City, UT	1	3	11.5
Raleigh, NC	1	6	11.5
Nashville, TN	1	4	10.7
New Orleans, LA	1	5	9.9
Oklahoma City, OK	1	5	9.5
Greenville, SC	1	3	9.1
Charlotte, NC	1	4	9.0
Rochester, NY	1	5	8.5
Albany, NY	1	5	8.4
Syracuse, NY	1	4	8.3
Jacksonville, FL	1	4	8.1
Austin, TX	1	5	7.8
Las Vegas, NV	1	2	7.5
Grand Rapids, MI	0	4	7.5
Memphis, TN	1	3	6.8
Louisville, KY	1	4	6.7
Norfolk, VA	3	2	6.7
Buffalo, NY	4	5	6.6
Birmingham, AL	1	3	6.6
Total top 50 markets	152	177	1,237.0
Grand total top 50 market and legacy licenses	177	753	1,535.0

(1)	SMSA licenses represent those licenses granted by the FCC that encompass Statistical Metropolitan Service Area.
(2)	BEA licenses represent only those licenses granted by the FCC that encompass Basic Economic Areas. First Avenue Networks holds additional licenses that represent areas that overlap BEAs and have different regulatory characteristics. These licenses are referred to as “legacy” licenses.

Our Competition

We face significant competition from entities that currently deliver or could in the future deliver telecommunications services over copper wire, fiber and wireless networks. As we pursue our current strategy of seeking economically viable opportunities to provide services without significant capital outlay, we expect to face competition from other high capacity service providers utilizing point-to-point telecommunications, broadband, fiber and wireless companies. As our business develops in the longer term, we may face competition from such providers, as well as from satellite communications companies, internet service providers, cable television operators and others seeking to profit from the demand for wireless, high-speed services. In addition, we may encounter new competition due to the consolidation of telecommunications companies and the formation of strategic alliances and cooperative relationships in the telecommunications and related industries, as well as the development of new technologies.

We also face competition in our strategy to lease spectrum. Holders of similar spectrum may elect to lease their spectrum and target the same types of customers. Potential lessees of our spectrum can obtain spectrum in the Common Carrier frequencies (18 GHz and 23 GHz) on a link-by-link basis directly by application to the FCC.

The FCC recently sought comment on a proposal to allocate, license and auction additional spectrum in the 37 GHz to 42 GHz range. Specifically, the FCC has proposed to make available an additional 1.6 GHz of spectrum from 37.0-38.6 GHz under service rules comparable to the existing 39 GHz band. Although the FCC proposal was generally opposed by those that commented on such proposal and the FCC has not issued any decision in this matter, if such spectrum were available, potential lessees or users of our spectrum might elect to participate in future auctions rather than lease spectrum from us or other companies may enter the market.

We expect to compete primarily on the basis of responsiveness to customer needs, deployment speed, service quality, transmission speed, reliability and price. We cannot give any assurance that we will be able to compete effectively in any of our markets with any of our existing or potential competitors. Many of our competitors have long-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we do. Additionally, market perceptions as to reliability and security for the relatively earlier-stage wireless networks as compared to copper or fiber networks provide us with additional marketing challenges. We may not be able to exploit new or emerging technologies or adapt to changes in customer requirements more quickly than these competitors, or devote the necessary resources to the marketing and sale of our services.

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

Other Fixed Wireless Networks. We also face competition from other service providers that utilize fixed wireless technology including IDT Spectrum (formerly Winstar Communications, Inc.) and XO Communications, Inc. In many cases, these service providers hold FCC licenses to operate in the same markets we do and could elect to lease their spectrum. IDT Spectrum has positioned itself as a fixed wireless telecommunications service provider, and therefore will compete with us in offering broadband telecommunication services to off-fiber businesses and buildings. XO also has the ability to provide wireless broadband services. These companies may have access to greater financial resources than we do.

Various other entities also have 39 GHz, and other wireless broadband licenses. Due to the relative ease and speed of deployment of fixed wireless technology, we could face price competition and competition for customers from other wireless service providers.

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

The FCC had allocated 555 MHz of spectrum in the 5 GHz band for unlicensed devices to provide short-range, high-speed wireless digital communications. These frequencies must be shared with incumbent users without causing interference. The allocation was designed to facilitate the creation of new wireless local area networks, and thus may compete with our strategy of providing wireless telecommunication services.

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

Federal Regulation

FCC Licensing. As an FCC licensee and regulatee, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing the services we can provide, and rules related to construction and operation of our services. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under certain circumstances, including certain violations of FCC rules, our licenses may be revoked, canceled or conditioned, or we may be fined. Among other things, the Communications Act of 1934, as amended, and the FCC Rules and Regulations impose requirements on radio licensees and carriers that include regulations on the ownership, operation, acquisition and sale of the broadband operating radio systems that are needed to provide the services we offer. The operational rules generally provide significant flexibility to licensees operating in both the 24 and 39 GHz bands. For example, licensees are permitted to offer point-to-multipoint and point-to-point services, and, at least in the 39 GHz band, will be permitted to provide mobile services upon adoption of inter-licensee coordination policies.

The FCC has also adopted regulations permitting certain classes of licensees, such as 24 GHz and 39 GHz licensees, to lease a portion, or all, of their spectrum to third parties (“Secondary Market Ruling”). The FCC’s spectrum leasing rules are generally designed to promote a secondary market for spectrum and provide a number of options for leasing depending upon the degree of control that the lessee desires to be afforded. While generally beneficial to our business plans, the FCC’s leasing rules may introduce additional competition to the types of services and products offered by the Company. Moreover, the FCC spectrum leasing rules are also subject to petitions for reconsideration and may, as a result, be modified in a manner that is not favorable to our business.

Our 24 and 39 GHz licenses, like other FCC licenses, are generally granted for an initial ten-year term, subject to renewal. In order to obtain renewal of a 24 or 39 GHz license, the licensee must demonstrate that it has provided “substantial service” during its license term. What level of service is considered “substantial” will vary depending upon the type of offering by the licensee, and the FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Prior to the expiration date of their licenses, licensees are required to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license canceled.

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

Auctions. Since 1994, the FCC has conducted auctions of licenses for spectrum to award licenses to those that will use them most effectively. In July 2004, the FCC auctioned five 80 MHz licenses for 24 GHz spectrum in 176 Economic Areas (EA) covering the entire United States. As discussed below, the purchaser’s use of the spectrum was subject to Teligent’s 24 GHz spectrum holdings. Since Teligent held the most populous areas in many of the EAs, the purchaser would be barred from operating in the metropolitan sections with arguably the most business potential. In the auction only seven licenses covering 12.8 million pops were purchased, each for the minimum bid required by the FCC.

The Teligent licenses we have acquired are for geographic areas known as SMSAs, and were originally awarded to Teligent as replacement spectrum due to rebanding in the 18 GHz band. Because the SMSA licenses were awarded prior to general licensing of the 24 GHz band by auction, they are subject to somewhat different regulatory requirements than other 24 GHz auction licenses. Importantly, new licensees, who may be authorized service areas larger than the SMSAs, must protect operations conducted under the Teligent authorizations. However, should the Company ever deconstruct the Teligent facilities, the SMSA territories licensed to the Company would revert to the holder, if any, of the auction license.

The availability of more spectrum in the 24 GHz or 39 GHz band could increase the number of entities with which we compete. In the future, the FCC could decide to hold another 24 GHz auction. The FCC still controls a substantial amount of 39 GHz spectrum. The FCC could auction this spectrum in the future, increasing the number of entities that hold this spectrum. Additionally, as discussed above, the FCC has pending a proceeding considering the allocation and licensing by auction of additional spectrum in the 37-38.6 GHz range.

Competition. Over the last several years, the FCC and the states have issued a series of decisions and Congress continues to enact legislation making the interstate access services market more competitive. These regulatory actions continue to evolve and the Congress, the states and the FCC implement reforms in a manner unfavorable to us.

State Regulation

Many of the services we provide, either now or in the future, may be classified as intrastate and therefore may be subject to state regulation. Under current state regulations services that can be provided are:

•	local access services;

•	dedicated access services;

•	private network services, for businesses and other entities; and,

•	long distance toll services.

Employees

As of January 28, 2005 we had eight employees (including officers), none of whom is represented by a collective bargaining agreement.

Risk Factors

The following risk factors should be reviewed and considered. Any of the following risks could materially adversely affect our business, financial conditions or results of operation. Additional risks and uncertainties not known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Company

The Teligent acquisition may result in unanticipated costs, delays and other problems which could negatively affect our operating results.

The acquisition of the Teligent assets inherently carries unavoidable risk regarding the actual condition of the acquired business, regardless of the investigation we have conducted, including:

•	the possibility that it would be difficult to maintain or renew the licenses acquired from Teligent;

•	the possibility that we have acquired substantial undisclosed liabilities;

•	the possibility that we will be unable to effectively consolidate corporate and administrative infrastructures; and

•	the possibility that management’s attention would be diverted from ongoing business concerns.

We may not be successful in overcoming these risks, which could negatively affect our operating results.

Our FCC licenses may be canceled or revoked for violations of the FCC’s rules, which could limit our operations and growth.

The book value of our FCC radio licenses comprised approximately 93% of the book value of our non-cash assets at December 31, 2004. As an FCC licensee and regulatee, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing the services we can provide and the prices we charge, as well as rules related to construction and operation of our services. Under certain circumstances, our licenses may be revoked, canceled, or conditioned. For example, our licenses may be revoked for violations of the FCC’s rules or we may be fined. The loss of some of our licenses could limit the expansion of our business. Even the initiation of a proceeding that has the potential to result in the loss of our licenses could adversely affect our business.

Earlier this year we were contacted telephonically regarding eleven of our licenses with respect to which we had entered into certain leases prior to the effective date of the rules adopted in the FCC’s First Report and Order in the Secondary Market Initiative (FCC-03-113) released October 6, 2003. The matter is still considered pending at the FCC. However, prior to taking any action against a licensee for rule violations, the FCC will issue a written Notice of Apparent Liability or a Notice of Violation, and we have not received any such notice regarding this matter. Should the FCC pursue this matter, penalties for violations of the FCC rules can range from monetary forfeitures to, in rare cases, license revocation.

Our FCC licenses may not be renewed upon expiration which could limit the expansion of our business and harm our operating results.

Our 39 GHz and 24 GHz licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2014. In order for our licenses to be renewed, we must demonstrate that we have provided “substantial service” during the license term. The level of service that will be considered “substantial” may vary depending upon our type of product offering. The FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the market area. We may not be able to meet the substantial service requirement before the expiration date of our licenses, or the FCC may modify its definition of substantial service, and, in the future, we may offer products for which the FCC establishes more stringent substantial service requirements. We may be unable to meet the FCC’s renewal requirements and could lose our licenses. The loss of some of our licenses could limit the expansion of our business and harm our operating results.

An investment in us or sale of our assets may trigger a repayment of FCC small business bidding credit.

We acquired 39 GHz licenses in an FCC auction in 2000. For this auction, the FCC found that we qualified under its regulations as a “very small business” and consequently awarded us a 35 percent bidding credit, reducing our gross winning bids by approximately $41.5 million. In addition, we have pending an application for a license in Auction No. 56 in which we are also claiming eligibility for a 35 percent bidding credit that reduces our gross bid of $96,000 by $33,600. Under the FCC’s rules, if control of the licenses acquired in these auctions is transferred or assigned to an entity that does not meet the financial requirements for “very small businesses,” all or a portion of the bidding credit may be required to be repaid to the FCC with interest. For example, if a change in control of the licenses acquired in 2000 occurs before October 18, 2005, $10.4 million of the bidding credit must be repaid with interest. After October 18, 2005, a change in control would require the payment of only a portion of the $33,600 bidding credit associated with Auction 56 must be repaid, depending on the date of the transfer of control. To qualify as a “very small business” for the licenses acquired in 2000, an entity, its controlling investors, the entity’s affiliates, and the affiliates of the entity’s controlling investors must collectively have average gross revenues for the prior three years of $15 million or less. For the Auction No. 56 license, the financial limit for a “very small business” was reduced to $3 million. We believe that neither the Teligent acquisition nor the December 2004 sale of common stock triggered a repayment of the bidding credit. In the future, we may find it more difficult to obtain investors or purchasers since potential investors or potential purchasers of our assets may trigger a significant repayment obligation to the FCC.

We are subject to comprehensive and continually evolving regulation that could increase our costs and adversely affect our ability to successfully implement our business plan.

We and some of our communications services and installations are regulated by the FCC, the states, local zoning authorities, and other governmental entities. These regulators regularly conduct rulemaking proceedings and issue interpretations of existing rules. For example, the FCC has a number of proceedings still pending to implement the Telecommunications Act of 1996, and these regulatory proceedings could impose additional obligations on us, give rights to competitors, increase our costs, and otherwise adversely affect our ability to implement our business plan.

The value of our licenses could decline.

Subsequent to the Teligent acquisitions, our wireless licenses comprise approximately 29% of our total assets and 97% of our assets, excluding cash, cash equivalents and goodwill. The value of any or all of our licenses could decrease as a result of:

•	increases in supply of spectrum that provides similar functionality, such as the FCC proposal to allocate and license additional 37-40 GHz spectrum;

•	a decrease in the demand for services offered with these licenses;

•	values placed on similar licenses in future FCC auctions;

•	greater acceptance of unlicensed spectrum, such as WiMax, for carrier class applications;

•	regulatory limitations on transfers of these licenses; and

•	bankruptcy or liquidation of any other comparable companies.

The foregoing results could adversely affect the market for licenses like ours.

We may be unable to secure any needed additional capital to operate our business.

We had a cash balance of $80.4 million at December 31, 2004. We may not be able to secure traditional financing if required to take advantage of future business opportunities. We may be unable to secure additional financing when needed, on acceptable terms, or at all, to pursue such opportunities. Any such financing could be on onerous terms and could be very dilutive to our stockholders. If we are unable to secure capital when needed, we may be unable to maintain our licenses or continue any level of operations.

We expect to incur negative cash flows and operating losses during at least the next few years.

We have generated only nominal revenues from operations to date. We have generated operating and net losses since our inception and we expect to generate operating and net losses and negative cash flows for at least the next few years. We may not develop a successful business or achieve or sustain profitability in the future. Our ability to achieve profitability will depend, in part, on our ability to:

•	raise adequate additional capital if required;

•	attract and retain an adequate customer base;

•	deploy and commercialize our services;

•	attract and retain experienced and talented personnel as needed; and

•	establish strategic business relationships.

We may not be able to do any of these successfully, and our failure to do so is likely to have a negative impact on our operating results.

Competition may increase which could impact our growth and negatively affect our operating results.

The FCC still controls a substantial amount of spectrum at and around 39 GHz. The FCC has proposed to allocate and auction this spectrum in the future, increasing the number of entities that hold this spectrum and the general availability of spectrum at and around 39 GHz. Companies that would otherwise lease spectrum from us could instead decide to buy spectrum in these auctions, which could adversely affect our business or the spectrum could be acquired by companies for the purpose of competing with us.

The FCC still controls a substantial amount of spectrum at 24 GHz. In July 2004, the FCC auctioned five 80 MHz licenses of 24 GHz spectrum territory in 176 Economic Areas (EA) covering the entire United States. The purchaser’s use of the spectrum was subject to Teligent’s 24 GHz spectrum holdings. Since Teligent held the most populous areas in many of the EAs, the purchaser would be barred from operating in the metropolitan sections with arguably the most business potential. As a result, only seven licenses covering 12.8 million channel pops were purchased, each for the minimum bid required by the FCC. The FCC could decide to hold another auction for the available 24 GHz spectrum.

We may be unsuccessful in developing a business around our targeted mobile backhaul and fiber extension strategies. Also, we may be unable to successfully discover and respond to future business opportunities to utilize our 24 GHz and 39 GHz licenses.

Our long-term strategy requires that we effectively implement our current business strategies and identify additional uses for our 24 GHz and 39 GHz licenses. We may be unsuccessful in developing our planned or other businesses due to one or more of the following factors:

•	the availability, performance and price of viable alternatives;

•	our inability to create awareness and acceptance of our services; and

•	our limited resources to develop or pursue possible opportunities for the provision of services.

In addition, we anticipate having limited resources available to develop future business opportunities and, as a result, we may not be able to respond in a timely manner if a longer-term opportunity does arise. Additionally, we have many competitors who may be better prepared to respond quickly to increasing demand for the services we provide, which could affect our ability to capitalize on such opportunities.

We may be unable to successfully execute on any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have only eight employees (including officers) and maintain limited corporate infrastructure. We have minimum internal systems and do not operate a service and support organization. In order to pursue our identified opportunities, as well as any other opportunities for our services we identify, we will need to build our infrastructure and operational capabilities. Our ability to do any of the foregoing could be affected by one of more of the following factors:

•	the ability of our equipment, equipment suppliers and service providers to perform as we expect;

•	our ability to execute our strategy, which could be affected by our limited experience in providing high-speed transmission services;

•	our ability to effectively manage our third party relationships;

•	our ability to secure suitable locations for our radios and antennas;

•	our ability to manage the expansion of our operations, which could result in increased costs, high employee turnover or damage to customer relationships;

•	our ability to attract and retain qualified personnel, which may be affected by the significant competition in our industry for persons experienced in information technology and engineering;

•	equipment failure or interruption of service, which could adversely affect our reputation and our relations with our customers;

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and,

•	our ability to raise substantial additional capital to fund our growth, if required.

Our failure to adequately address the above factors would have a significant impact on our ability to implement our business plan with respect to mobile backhaul and fiber network extensions and our ability to pursue other opportunities that arise, which might negatively affect our business.

In light of our brief operating history, change of strategy, and adoption of “fresh start” accounting, investors may have difficulty evaluating us.

We have a limited operating history under our current business strategy. As a result of the effectiveness of the Joint Plan of Reorganization that was approved by the United States Bankruptcy Court for the District of Delaware on October 31, 2001, we adopted “fresh start” reporting as of December 31, 2001 and eliminated our accumulated deficit. Additionally, upon the effectiveness of the Joint Plan of Reorganization on December 20, 2001, we adopted a complete change in strategy and a new management team. As a result, our recent financial results are not comparable to periods prior to 2002.

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

Because the provision of wireless high-speed transmission services represents an emerging sector of the telecommunications industry, the demand for our services is uncertain. A substantial market for our services may not develop. The demand for our services may be adversely affected by:

•	historical perceptions of the unreliability of previous wireless technologies;

•	our bankruptcy and the bankruptcies of Teligent, Winstar (currently IDT Spectrum), XO and other emerging telecommunications companies;

•	concerns about the security of transmissions over wireless networks or links;

•	the lack of market history of operational fixed wireless services; and

•	the possible desire of customers to acquire telecommunications services from a single provider.

The telecommunications market is highly competitive and we may be unable to compete effectively, especially against competitors with greater financial and other resources, which may affect our ability to attract customers and grow and maintain our sales.

We operate in a highly competitive environment and may not be able to compete successfully. In the short-term, we expect to face competition from other high capacity service providers utilizing point-to-point telecommunications, broadband, fiber and other wireless companies. As we seek more long-term opportunities to provide our services, we may face competition from such providers, as well as from satellite communications companies, internet service providers, cable television operators and others seeking to profit from the demand for wireless, high-speed services. We also expect to compete with new providers and technologies not yet introduced. To date, we do not have a significant market share in any of the markets in which we are operating. Given the intense competition, we may be unable to compete effectively with these and other technologies and service providers in the short-term, and consequently we may be unable to attract customers and grow and maintain our sales, or we may experience difficulty in responding to any longer-term opportunities that might develop.

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

We presently have only eight employees (including our officers) and operate with limited resources. Our ability to find and respond to opportunities to deliver our services in a cost-effective manner may be limited by the number of personnel we employ and our lack of capital and other operational resources. Even if we are able to find customers to whom we can provide services, we may have to hire additional personnel without whom we may only be able to provide limited support for those services, which could result in customer dissatisfaction. Additionally, our competitors may be better able to seek opportunities to provide services and may be better able to respond to such opportunities than we are.

Our spectrum leasing strategy may not be accepted by the telecommunications carriers.

Leasing small amounts of spectrum has not previously been widespread because of regulatory constraints. As a result, there is no track record for companies pursuing this strategy. Large telecommunication carriers may not be willing to lease, rather than own, spectrum upon which their business is dependent, decreasing demand for our leasing products, which could adversely affect our revenues.

There are few barriers to entry to spectrum leasing.

Other entities hold similar FCC licenses to operate in the same markets as we do. These entities may also lease spectrum to telecommunication companies. They may be able to offer lower prices than we do or may have more spectrum available to lease in a market than we do, limiting the growth of our business.

ITEM 2. PROPERTIES

The following is a summary of our principal facilities leases:

SQUARE FOOTAGE	LOCATION	LEASE EXPIRATION DATE	FACILITIES
1,200	Charlottesville, VA	Monthly	Corporate office
8,300	McLean, VA	June 15, 2007	Sales and Engineering office
33,400	Herndon, VA	March 30, 2008	Teligent’s corporate office which has been subleased

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matter to a vote of the security holders during the fourth quarter of 2004.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

Our executive officers are as follows:

Name	Age	Position
Dean M. Johnson	46	Chief Executive Officer, President and Director
Sandra Thomas Watson	48	Vice President, Chief Financial Officer, Secretary and Treasurer
Evans Mullan	45	Vice President, Business Development
Louis R. Olsen	47	Vice President, Engineering and Operations

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

Evans Mullan has served as our Vice President, Business Development since December 2001. From March 2000 to September 2001, he served as a Vice President in Operations at Winstar, a broadband wireless provider, with executive responsibility for several different areas: Network Management Center, Operations Support staff, and Customer Provisioning. From January 1999 to March 2000 he was Senior Director of Revenue Assurance for Winstar and served as Director of Program Management for Winstar from May 1997 to January 1999.

Louis R. Olsen has served as Vice President of Engineering and Operations since January 2005. From October 2002 through August 2004, Mr. Olsen was a Principal Consultant for Alera Solutions, an independent consulting company focused on wireless and video projects. From May 2001 through June 2002, Mr. Olsen was the Chief Technology Officer of Centennial Communications Caribbean region, a wireless and fixed telecommunications provider. From December 1998 through May 2001, he was Vice President of Technology Development for Teligent, a fixed wireless service provider.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth high and low bid quotations of our common stock traded under the ticker symbol “FRNS.OB” as reported on the Over the Counter Bulletin Board. The over-the-counter market quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Common Stock

	PRICE RANGE
	High	Low
Fiscal year ended December 31, 2004
First Quarter	$3.85	$2.55
Second Quarter	$4.45	$3.01
Third Quarter	$8.00	$3.65
Fourth Quarter	$14.00	$4.75

Fiscal year ended December 31, 2003
First Quarter	$0.38	$0.22
Second Quarter	$0.40	$0.35
Third Quarter	$0.70	$0.40
Fourth Quarter	$2.70	$0.66

On January 26, 2005, the closing price of our common stock as reported by the Over the Counter Bulletin Board was $10.80 per share. There were 969 holders of record of our common stock on January 26, 2005.

We have not paid any cash dividends in the past and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the expansion of our business and fund ongoing operations for the foreseeable future.

Equity Compensation Plan Information

The following table provides information about our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,338,972	$0.14	51,283
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,338,972	$0.14	51,283

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data presented below has been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report. As more fully described in footnote 1 below, we adopted “fresh start” financial reporting effective as of December 31, 2001 as a result of the court-approved Plan. Fresh start financial reporting creates a new reporting entity whose assets are recorded at their estimated fair value and liabilities are recorded at the present value of the amounts to be paid. As a result, period to period comparisons may not be meaningful and are not indicative of future results of the Company.

	Years ended December 31,
	Successor (1)			Predecessor (1)
(in thousands except per share data)	2004	2003	2002	2001	2000
Statement of Operations Data:
Revenues	$104	$140	$295	$629	$1,241
Loss from operations (2)	(11,131)	(2,736)	(26,685)	(79,847)	(65,912)
Net loss (3)	(14,528)	(4,180)	(27,725)	(257,077)	(76,772)
Basic and diluted net loss per share (4)	(0.67)	(0.21)	(1.39)	(6.52)	(3.82)

	As of December 31,
	Successor (1)							Predecessor (1)
(in thousands)	2004	2003		2002		2001		2000
Balance Sheet Data:
Cash and cash equivalents	$80,398	$3,599		$5,300		$5,850		$32,314
Working capital (deficit)	80,958	3,139		4,013		4,595		(3,642)
FCC licenses, net	21,662	21,600		21,600		46,388		366,652
Total assets	103,581	25,566		27,429		53,694		455,834
Long-term debt	—	10,694	(7)	8,756	(6)	6,883	(5)	110,669
Convertible preferred stock	—	—		—		—		243,536
Total stockholder’s equity	98,630	10,296		13,126		40,812		14,871

(1)	The Company sought reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Court”) on April 20, 2001. On December 20, 2001, the Company emerged from bankruptcy. For financial reporting purposes, the Company has reflected its emergence from bankruptcy as of December 31, 2001. Effective December 31, 2001, the Company adopted fresh start financial reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). “Successor” refers to activities and balances associated with the Company after December 20, 2001. “Predecessor” refers to activities and balances associated with the Company on or prior to December 20, 2001.
(2)	Includes expenses of (i) $24.8 million recorded in 2002 for the impairment of FCC licenses; (ii) $42.6 million recorded for equipment impairment in 2001; and, (iii) expenses of $3.9 million and $9.3 million recorded for the impairment of a note receivable in 2001 and 2000, respectively.
(3)	In 2001 includes $346.7 million in reorganization expenses and $128.9 million income from gain on early extinguishments of debt as a result of the emergence from bankruptcy. Gain on early extinguishment of debt was previously reported as an extraordinary item but has been reclassified to a reorganization item in accordance with Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”
(4)	Includes $3.27 income per share relating to an extraordinary gain on early extinguishment of debt in 2001 and $1.46 loss per share relating to deemed preferred dividends in 2000.
(5)	Total principal of $11.0 million for Senior Secured Notes was allocated as $6.9 million to long-term debt and $4.1 million to warrants which is included in stockholders’ equity.
(6)	Total original Senior Secured Note principal of $11.0 million increased by $1.1 million in Senior Secured Notes issued in 2002 for paid-in-kind interest less $3.3 million of unamortized original issue discount.
(7)	Total original Senior Secured Note principal of $11.0 million increased by $2.2 million in Senior Secured Notes issued in 2003 and 2002 for paid-in-kind interest less $2.5 million of amortized original issue discount.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the “ Cautionary Statement” included at the beginning of this Annual Report on Form 10-K, our Consolidated Financial Statements and related Notes, and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Executive Overview

Prior to the acquisition of Teligent’s fixed wireless assets, the Company’s product offering consisted of leasing its spectrum to others to construct high-speed wireless telecommunications networks. Its leasing products, Express Link and Express Net, provide a way for telecommunications carriers and enterprise customers to access interference-free, carrier class licensed spectrum. The Company’s leasing strategy allows it to utilize its FCC licenses to facilitate wireless telecommunications services in a capital efficient manner. It seeks to identify, contact and serve existing telecommunications carriers in a manner that does not require significant sales and marketing, operating and capital expenditures. The recoverability of the Company’s investment in its FCC licenses is dependent on the successful execution of its business plan as it evolves.

The Company currently has over 40 leases for spectrum on a link-by-link basis and has leased spectrum in two urban regions. Additionally, the Company has retained nine fixed transmission links originated by its predecessor which customers incorporate into their telecommunication networks and utilize to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services. In December 2003, the Company entered into an Express Net contract with a large national telecommunications carrier. Under the terms of this contract, the Company has leased a portion of its spectrum in two urban regions for seven years.

On January 14, 2005, the Company completed the acquisition of substantially all of the assets and assumed certain related liabilities of Teligent, Inc. and its subsidiary, Teligent Services, Inc. (collectively, “Teligent”). The assets acquired from Teligent included 24 GHz spectrum licenses, radio equipment and the infrastructure supporting the fixed wireless operations including an operational cellular backhaul network in New York City. In consideration for these assets, the Company issued approximately 25.2 million shares of common stock and a warrant to purchase up to approximately 2.5 million additional shares of common stock.

The Company will reflect the assets of Teligent and the acquired operations in the Company’s financial statements as of the acquisition date. The assets will be recorded at fair market value at the date of acquisition as required by purchase method accounting. The Company will allocate 39.4% and 58.1% of the $99.0 million purchase price to the 24 GHz spectrum and goodwill, respectively.

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

Results of Operations

Year ended December 31, 2004 compared to year ended December 31, 2003

Revenues for the year ended December 31, 2004 decreased 25.7% to $104,000 from $140,000 in 2003. This decrease was the result of the decline in the number of dedicated wireless links the Company has remaining from its predecessor. During the year ended December 31, 2004, the Company continued to provide customers with nine dedicated links remaining from the predecessor. During the year ended December 31, 2003, the Company provided its predecessor’s customers with up to 14 dedicated links including two OC-3 links. In 2004, the Company realized $66,000 in revenue from its spectrum leasing program which it began in late 2003. At December 31, 2004, the Company had more than 40 leases for its spectrum on a link-by-link basis and had leased spectrum in three urban areas. Revenue under these leases is recognized ratably over the individual lease periods which currently range from 12 to 84 months.

Technical and network operations costs and expenses are comprised primarily of engineering professional fees and compensation and related costs for operational development of, as well as roof-top rent and backhaul for, dedicated wireless links. Technical and network operations costs and expenses increased 2500% to $78,000 for year ended December 31, 2004, compared to $3,000 for year ended December 31, 2003. This increase resulted from the engagement of consultants and hiring of staff to prepare for the integration of the Teligent assets. Technical and network operations costs and expenses were 75% and 2% of revenues for the years ended December 31, 2004 and 2003, respectively.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting fees and public relations expenses. These costs increased 359.9% or $1.4 million to $1.8 million for the year ended December 31, 2004, compared to $399,000 in 2003. This increase resulted primarily from an increase of $1.1 million in non-cash stock-based compensation expense to $1.2 million for the year ended December 31, 2004 from $146,000 recorded for the year ended December 31, 2003. The Company accounts for its stock options granted to management as variable options. As a result, the Company records a non-cash stock-based compensation expense for the increase in its stock price from December 31, 2003 to December 31, 2004 multiplied times the number of options granted to employees in sales and marketing roles. The Company’s stock price increased from $2.70 at December 31, 2003 to $13.90 at December 31, 2004. Sales and marketing costs and expenses were 1764% and 285% of revenues for the years ended December 31, 2004 and 2003, respectively.

General and administrative costs and expenses primarily consist of compensation, occupancy expenses, professional fees and insurance. General and administrative costs and expenses increased 301% or $7.1 million to $9.3 million for the year ended December 31, 2004, from $2.3 million for the year ended December 31, 2003. This increase resulted from an increase of $7.0 million in non-cash stock-based compensation expense to $8.1 million for the year ended December 31, 2004, from $1.1 million recorded in for the year ended December 31, 2003. The Company accounts for its stock options granted to management and members of the Board of Directors as variable options. As a result, the Company records a non-cash stock-based compensation expense for the increase in its stock price from December 31, 2003 to December 31, 2004 multiplied times the number of options granted to employees in general and administrative roles and Directors. The Company’s stock price increased from $2.70 at December 31, 2003 to $13.90 at December 31, 2004. General and administrative costs and expenses were 9033% and 1672% of revenues for the years ended December 31, 2004 and 2003, respectively.

In 2003, the Company recorded a non-cash charge of $124,000 to reduce its carrying value of inventory to market. No such charge was deemed necessary in 2004.

As a result of its annual impairment evaluation of the fair value of its FCC licenses, the Company determined that its license portfolio, with a book value of $21.6 million, had a fair market value of $89 million and that no impairment of the value of its FCC licenses occurred in 2004. While performing its impairment evaluation the Company considered (i) the increase in its public equity value; (ii) private purchases of spectrum; and, (iii) the results of FCC auction #56.

Depreciation and amortization expense of $6,000 for the year ended December 31, 2004 decreased 33.3% from $9,000 for 2003.

Net expense for interest and other increased to $3.4 million for the year ended December 31, 2004 from $1.4 million in 2003. This increase is the result of the Company repaying all Senior Notes on December 23, 2004, and recognizing the remaining unamortized debt discount. During the year ended December 31, 2004 and 2003, the Company recorded $2.5 million and $818,000 of interest expense relating to the amortization of original issue discount, respectively.

During the year ended December 31, 2004, the Company has recorded a decrease of $27 million in its deferred tax valuation allowance based upon management’s determination that the recognition criteria for realization had not been met. At December 31, 2004, the Company’s valuation allowance was equal to its deferred tax asset.

Year ended December 31, 2003 compared to year ended December 31, 2002

Revenues for the year ended December 31, 2003 decreased 52.5% to $140,000 from $295,000 in 2002. Revenues in 2003 and 2002 were primarily derived from Fast Ethernet metropolitan networks, OC-3 services and dedicated business links which provide services emphasizing unique links rather than links combined to form a network. At December 31, 2003 and 2002, the Company provided customers with nine and 14 dedicated links, respectively, remaining from the predecessor. The decrease in revenue in 2003 is a result of the decrease in the number of legacy links as customers of the predecessor continued to disconnect their services. The Company realized minimal revenue from its new spectrum leasing program which was launched in late 2003. At December 31, 2003, the Company had 14 leases for its spectrum on a link-by-link basis and has leased spectrum in two urban areas.

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

In 2003, the Company recorded a non-cash charge of $124,000 to reduce its carrying value of inventory to market. No similar adjustment was deemed necessary in 2002.

As a result of its annual impairment evaluation of the fair value of its FCC licenses, the Company determined that its license portfolio, with a book value of $21.6 million, had a fair market value of $50.8 million and that no further decline in the value of its FCC licenses had occurred during 2003. While performing its impairment evaluation the Company considered (i) the increase in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the increase in the public equity value of companies providing similar services or holding FCC licenses. The fair value of $50.8 million at December 31, 2003 was based upon a valuation performed by an independent valuation firm.

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

Liquidity and Capital Resources

On April 20, 2001, the Company filed a voluntary petition with the Bankruptcy Court for protection under Chapter 11 of the Bankruptcy Code. As a result of the Chapter 11 filing, the Company was prohibited from paying, and creditors were prohibited from attempting to collect claims or debts arising prior to the Petition Date. On October 31, 2001, the Bankruptcy Court approved the Plan. On December 20, 2001, after the Company met all of the Conditions Precedent to the Effective Date (as defined), the Plan was effective and the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code. On the Effective Date of the Plan, the Company:

•	filed an Amended and Restated Certificate of Incorporation;

•	canceled Old Common Stock, Old Preferred Stock and agreements to issue or purchase any additional equity interests;

•	issued 19 million shares of Common Stock to settle all unsecured creditor claims;

•	issued 1 million shares of Common Stock to holders of Old Preferred Stock;

•	issued $11.0 million of five-year senior secured notes which bear paid in-kind interest at 9% and are secured by substantially all of the Company’s assets (“Senior Secured Notes”);

•	issued 4 million fully-vested, five-year Class A Warrants with an exercise price of $0.01 to holders of the Senior Secured Notes; and,

•	paid the holder of the $11.3 million secured vendor financing claim $6.0 million in cash in full satisfaction of the debt.

In February 2002, the Company verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of common stock. In December 2003, the Company completed the verification process and distributed the remaining 1.5 million shares of common stock. In May 2004, the Company issued 31,000 additional shares of common stock to settle all remaining bankruptcy claims. On June 3, 2004, the U.S. Bankruptcy Court for the District of Delaware ruled that all obligations and responsibilities associated with the bankruptcy proceedings had been satisfied and closed the case.

On December 14, 2004, we raised $89.5 million, net of agent fees, through the sale of 12.87 million shares of common stock in a private placement offering. The proceeds were used to repay $14.4 million in existing senior indebtedness on December 23, 2004. We intend to use the remaining proceeds from the offering:

•	to grow our existing mobile backhaul network and, as we receive new contracts, construct additional mobile backhaul networks;

•	to develop facilities for extending fiber optic telecommunications networks in selected metropolitan markets, as we identify and contract with appropriate customers and partners;

•	for other working capital purposes; and

•	for general corporate purposes.

During the year ended December 31, 2004, operating activities used cash of $1.5 million as compared to $1.7 million during 2003. Cash used by operating activities resulted primarily from the Company’s net loss decreased by non-cash interest expense and non-cash stock-based compensation expense.

Investing activities for the year ended December 31, 2004 used cash of $980,000 which primarily consisted of $894,000 in professional and regulatory fees for the acquisition of Teligent. The Teligent acquisition expenditures have been deferred and included in other assets as of December 31, 2004 pending the closing of the transaction which occurred on January 14, 2005.

Financing activities provided $79.3 million for the year ended December 31, 2004 as a result of (i) the private placement of 12.9 million shares of common stock resulting in proceeds of $89.5 million, net of agent fees and (ii) the private placement of 1.2 million shares of common stock resulting in proceeds of $3.8 million, net of transaction expenses. Financing activities provided $7,000 for the year ended December 31, 2003 as a result of employee stock options being exercised. In 2001, the Company issued Senior Secured Notes bearing interest at the rate of 9% per annum, payable quarterly through the issuance of additional Senior Notes. Interest is payable in cash only upon a continuing event of default. During 2003, the Company issued $1.1 million of Senior Secured Notes for paid-in-kind interest. On December 23, 2004, the Company repaid the Senior Secured Notes in full.

The Company had cash and cash equivalents of $80.4 million at December 31, 2004. In December 2004, the Company sold 12.9 million shares of common stock resulting in proceeds of $89.5 million, net of agent fees. In January 2004, the Company also received $3.8 million of net proceeds from the sale of 1.2 million shares of common stock and the issuance of 1.2 million warrants exercisable for shares of common stock. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses and experience negative cash flows for the foreseeable future. The Company believes that its cash resources are sufficient to fund its operations and capital requirements beyond 2005. However, additional unforeseen expenditures may require the Company to obtain additional financing.

Contractual Obligations

The following table summarizes the Company’s contractual obligations as of December 31, 2004 (in thousands):

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$10,000	$10,000	$—	$—	$—

Total	$10,000	$10,000	$—	$—	$—

Subsequent to December 31, 2004, the Company entered into a lease for office space in Mclean, VA for use as its sales and engineering office. Rent under this lease is $121,000 annually through June 15, 2007.

As a result of the Teligent acquisition, the Company assumed a lease and sublease for all of the office space in Herndon, VA formerly used as Teligent’s corporate offices as well as various leases for communication towers and storage facilities. Rent commitments under these leases are as follows:

Operating Lease Payments
($ in thousands)
Year ending December 31:
2005	$1,266
2006	1,256
2007	1,000
2008	390
Thereafter	43

Total minimum lease payments	3.955
Less: total sublease payments	(1,910)

Total minimum lease payments, net of sublease payments	$2,045

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

A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:

•	Given the nature of the Company’s 39 GHz spectrum, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At December 31, 2004, the Company’s FCC licenses had a carrying value of $21.6 million. During 2004, the Company performed a valuation of its spectrum under SFAS No. 142 and determined that the fair market value of the spectrum was $89 million at December 31, 2004. In performing this evaluation, the Company identified a number of factors that are considered to be indicative of the value of its FCC licenses, including (i) the increase in its public equity value; (ii) private purchases of similar licenses; and, (iii) the results of FCC Auction #56. Each of the factors was then quantified and weighted in deriving the estimated fair value.

Several key assumptions were included in the valuation model: (i) the value of the FCC licenses directly correlates with the public trading value of the Company’s stock and that of other public companies in the telecommunications industry; (ii) certain private purchases of similar licenses are reflective of the fair value of the underlying assets; (iii) the relative weights assigned to each factor represent the level of the factor’s relevance to the estimation of the fair value of the FCC licenses; and, (iv) the model captures relevant information impacting the fair value of these licenses. Any change in the above assumptions could lead to a different result. The Company will continue to evaluate the fair value of its FCC licenses for impairment as events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable.

The Company faces various contingencies including the renewal of its FCC licenses in 2006 to 2011 and changing FCC regulations. The loss of some or all of the FCC licenses or the imposition of FCC usage restrictions could adversely affect the Company’s future business prospects and operations and result in an impairment to the carrying value of these intangible assets.

•	The Company holds inventory, primarily radios, for demonstration and installation purposes. In 2003, the Company recorded a loss to reduce these assets to their estimated net realizable value. If actual market conditions are less favorable than those projected by management, additional write-downs may be required. No additional write-downs were deemed necessary during 2004. The Company evaluated the net realizable value of its inventory at December 31, 2004 by comparing its carrying value of individual items with market sales of similar items.

•	The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

•	At December 31, 2004, other non-current liabilities included accrued property tax and use tax liabilities of approximately $2.5 million and $1.3 million, respectively, that were incurred by the predecessor. Such liabilities are expected to be released as the Company reaches settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While management believes the amounts represent reasonable estimates of the amounts potentially owed by the Company, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts.

•	The Company is subject to all of the risks inherent in an early-stage business in the telecommunications industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of these assets is highly dependent on the ability of management to execute on its business plan.

Inflation

Management of the Company believes that its business has not been affected by inflation to a significantly different extent than has the general economy.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At December 31, 2004, the Company had cash and cash equivalents of $80.4 million that were held in bank accounts with an average annual interest rate of 1.7% and original maturity of less than three months. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government and its agencies, and commercial paper of domestic corporations. The policy prohibits investing in instruments with maturities that exceed 365 days. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of First Avenue Networks, Inc.:

We have audited the accompanying consolidated balance sheets of First Avenue Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We have also audited the financial statement schedule appearing under Item 15(a)(2) for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Avenue Networks, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) for the years ended December 31, 2004 and 2003 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ KBA GROUP LLP

Dallas, Texas

January 19, 2005

Report of Independent Registered Public Accounting Firm

To Board of Directors and Stockholders of First Avenue Networks, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, of changes in stockholders’ equity present fairly, in all material respects, the financial position of First Avenue Networks, Inc. and its subsidiaries at December 31, 2002 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a) (2) on page 42 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

McLean, VA

March 3, 2003

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2004	2003
Current assets:
Cash and cash equivalents	$80,398	$3,599
Accounts receivable, net	42	34
Prepaid expenses and other current assets	282	88
Inventory	273	234

Total current assets	80,995	3,955
Property and equipment, net of accumulated depreciation	25	7
FCC licenses	21,662	21,600
Other assets	899	4

Total assets	$103,581	$25,566

Current liabilities:
Accounts payable	$40	$22
Accrued compensation and benefits	271	252
Accrued taxes other than income taxes, current portion	350	350
Deferred revenue, current portion	60	—
Other accrued liabilities	220	192

Total current liabilities	941	816
Senior secured notes to shareholders, net of unamortized discount	—	10,694
Deferred revenue, less current portion	250	—
Accrued taxes other than income taxes, less current portion	3,760	3,760

Total liabilities	4,951	15,270

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized and 34,158,016 and 20,048,846 shares issued and outstanding at December 31, 2004 and 2003, respectively	34	20
Additional paid-in capital	145,029	42,181
Accumulated deficit	(46,433)	(31,905)

Total stockholders’ equity	98,630	10,296

Total liabilities and stockholders’ equity	$103,581	$25,566

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share data)

	Years ended December 31,
	2004	2003	2002
Revenues	$104	$140	$295

Costs and expenses:
Technical and network operations	78	3	31
Sales and marketing	1,848	399	217
General and administrative	9,303	2,341	1,924
Inventory and equipment impairment charge	—	124	—
FCC license impairment charge	—	—	24,788
Depreciation and amortization	6	9	20

Total costs and expenses	11,235	2,876	26,980

Loss from operations	(11,131)	(2,736)	(26,685)

Interest and other:
Interest expense to shareholders	(3,652)	(1,938)	(1,873)
Interest income	127	46	109
Gain on settlement of bankruptcy claims	6	424	315
Other, net	122	24	409

Total interest and other	(3,397)	(1,444)	(1,040)

Net loss	$(14,528)	$(4,180)	$(27,725)

Basic and diluted net loss per common share	$(0.67)	$(0.21)	$(1.39)

Weighted average common shares	21,745	20,006	20,000

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

(in thousands)

	Common stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balances at December 31, 2001	20,000	$20	$40,792	$—	$40,812
Settlement of pre-petition claims with common stock	—	—	39	—	39
Net loss	—	—	—	(27,725)	(27,725)

Balances at December 31, 2002	20,000	20	40,831	(27,725)	13,126
Stock compensation expense	—	—	1,343	—	1,343
Stock options exercised	49	—	7	—	7
Net loss	—	—	—	(4,180)	(4,180)

Balances at December 31, 2003	20,049	20	42,181	(31,905)	10,296
Sale of common stock, net	14,078	14	93,331	—	93,345
Issuance of common stock pursuant to terms of reorganization plan	31	—	—	—	—
Stock compensation expense	—	—	9,517	—	9,517
Net loss	—	—	—	(14,528)	(14,528)

Balances at December 31, 2004	34,158	$34	$145,029	$(46,433)	$98,630

The accompanying notes are an integral part of this consolidated financial statement.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(14,528)	$(4,180)	$(27,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for FCC license impairment	—	—	24,788
Depreciation and amortization	6	9	20
Non-cash interest expense to shareholders	3,364	1,938	1,873
Non-cash stock-based compensation expense	9,517	1,343	—
Gain on cancellation of liabilities	—	(365)	(315)
Other non-cash adjustments	—	144	(167)
Changes in operating assets and liabilities:
Accounts payable and other liabilities	373	(605)	(99)
Prepaid expenses and other assets	(240)	10	97

Net cash used by operating activities	(1,508)	(1,706)	(1,528)

Cash flows from investing activities:
Purchases of property and equipment	(24)	(2)	(21)
Purchases of FCC Licenses	(62)	—	—
Deferred acquisition costs	(894)	—	—
Proceeds from disposition of property and equipment	—	—	999

Net cash provided (used) by investing activities	(980)	(2)	978

Cash provided by financing activities:
Proceeds from the sale of common stock, net of agent fees	93,345	—	—
Proceeds from exercised stock options	—	7	—
Payment of senior secured notes to shareholders	(14,058)	—	—

Net cash provided by financing activities	79,287	7	—

Net increase (decrease) in cash and cash equivalents	76,799	(1,701)	(550)
Cash and cash equivalents, beginning of year	3,599	5,300	5,850

Cash and cash equivalents, end of year	$80,398	$3,599	$5,300

Supplemental disclosure of cash flow information:
Interest paid to senior note holders	$288	$—	$—
Supplemental disclosure of non-cash financing and investing activities:
Issuance of senior secured notes to shareholders for paid-in-kind interest	908	1,120	1,055
Amortization of original issue discount on senior secured notes issued to shareholders	2,456	818	818
Settlement of bankruptcy claims by the distribution of common stock	—	—	39

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

On October 31, 2001, the Bankruptcy Court approved the Company’s Plan of Reorganization filed with the Bankruptcy Court on September 27, 2001 (the “Plan”). On December 20, 2001 (the “Effective Date”), the Company met all of the Conditions Precedent to the Effective Date (as defined), the Plan was effective and the Company emerged from proceedings under Chapter 11 of the Bankruptcy Code. For financial reporting purposes, the Company reflected its emergence from bankruptcy as of the close of business on December 31, 2001 (Note 3).

Since the acquisition of the assets of Teligent, Inc., the Company’s fixed wireless activities include services ranging from leasing spectrum to a diverse mix of fixed wireless service operations. The Company expects these operations to further its long term objectives of participating in and leading growing fixed wireless markets such as backhauling mobile phone traffic and providing cost effective extensions to fiber optic networks. (See Note 13- “Subsequent Event”)

The Company operates a cellular backhaul network in New York City with over 65 links. It plans to use this network as a foundation for future construction in the New York area and as a reference account for future nationwide construction. The Company anticipates building to order facilities that can support cellular traffic backhaul, metropolitan transport and fiber extensions to bridge critical network gaps.

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

Use of estimates – Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Among the more significant estimates made by management are fair value of FCC licenses, liabilities and contingencies, and realization of deferred tax assets.

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

Note 2—Summary of Significant Accounting Policies (continued)

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

FCC licenses – FCC licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2011. The Company adopted the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) in 2001. Under the provisions of SFAS 142, the Company’s FCC licenses are deemed to have an indefinite useful life and are not amortized.

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

Recoverability of the carrying value of FCC licenses is dependent on numerous factors including successful deployment of networks and radio links or sales of such assets to a third party. The Company considers the FCC licenses to have an indefinite useful life under the provisions of SFAS 142. The Company performs an impairment test on these assets on an annual basis or if events and circumstances indicate the assets might be impaired. The impairment test compares the estimated fair value of the FCC licenses with the carrying value of the assets. If the estimated fair value is less than the carrying value an impairment loss will be recorded. In 2002, the Company recorded an impairment loss of $24.8 million (Note 4).

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

During 2003 and 2004, the Company performed valuations of its spectrum under SFAS 142 and determined that no further impairment had occurred. In performing its evaluations, the Company considered (i) the increase in its public equity value; (ii) private purchases of similar licenses; and, (iii) the increase in the public equity value of companies providing similar services or holding FCC licenses.

Transaction costs – Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the debt term. Direct costs associated with the sale of capital stock are recorded as a reduction of proceeds. Direct costs of obtaining commitments for financing are deferred and charged to expense over the commitment term; cost and accumulated amortization are removed from the accounts upon repayment of borrowings. Direct costs associated with acquisitions activities are deferred and included in the purchase price allocation upon consummation of the transaction. As of December 31, 2004 an amount of $894,000 is included in non-current assets representing the deferred direct costs associated with the acquisition of Teligent.

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

Stock options – The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, for its stock-based compensation plan. Accordingly, compensation cost for stock options granted to employees and directors is measured on the date of the grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company accounts for stock options granted to non-employees at fair value.

Note 2—Summary of Significant Accounting Policies (continued)

Stock options (continued) - In September 2003, the Company canceled 940,000 options to purchase common stock at a strike price of $3.96 which represented all of its outstanding options. The Company replaced these options with 1,388,717 options to purchase common stock at a strike price of $0.14. Of these options, 277,743 vested immediately and 277,743 vested on each of December 20, 2004 and 2003. The remainder vest equally on December 20, 2005 and 2006. The Company accounts for the reissued options using the variable method of accounting. Accordingly, the Company has recorded a non-cash compensation charge of $9.5 million and $1.3 million during the years ended December 31, 2004 and 2003, respectively.

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

	For the Years Ended December 31,
	2004	2003	2002
Net loss, as reported	$(14,528)	$(4,180)	$(27,725)
Add: Stock-based compensation included in reported net loss	9,517	1,343	—
Less: Stock-based compensation determined under fair value based method for all awards	(302)	(358)	(207)

Net loss, as adjusted for fair value method for all stock based awards	$(5,313)	$(3,195)	$(27,932)

Basic and diluted loss per share, as reported	$(0.67)	$(0.21)	$(1.39)

Basic and diluted loss per share, as adjusted	$(0.24)	$(0.16)	$(1.40)

The fair value for each option granted was estimated at the date of grant using a Black-Scholes option pricing model, assuming no expected dividends and the following assumptions:

	For the Years Ended December 31,
	2004	2003	2002
Risk free interest rates	N.A.	3.11%	4.33%
Expected life (in years)	N.A.	5	5
Volatility	N.A.	100%	100%

There are no assumptions presented for 2004 since there were no options granted in 2004.

Net loss per share – Calculation of loss per share excludes the effect of convertible preferred stock, stock options and warrants to purchase common stock since inclusion in such calculations would have been antidilutive. Shares excluded in per share calculations approximated 11.1 million, 5.3 million and 4.0 million in 2004, 2003 and 2002, respectively.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which replaces SFAS 123 and supercedes APB Opinion No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. For the Company, SFAS 123R is effective for periods beginning after June 15, 2005. Early application of SFAS 123R is encouraged, but not required. The Company plans to adopt SFAS 123R on July 1, 2005.

Public companies are required to adopt the new standard using a modified prospective method and may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. Under the modified retrospective method, companies record compensation costs for prior periods retroactively through restatement of such periods using the exact pro forma amounts disclosed in the companies’ footnotes. Also, in the period of adoption and after, companies record compensation cost based on the modified prospective method. The Company has not yet determined the method of adoption it will use.

Note 2—Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued) - The future impact of the adoption of SFAS 123R cannot be predicted as the Company’s outstanding options are currently accounted for using the variable method of accounting. However, had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net loss and loss per share included in Note 2 above.

Note 3—FCC Licenses

The Company acquired its spectrum portfolio from 1996 through 2004 through purchase transactions and participation in the FCC auction process.

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

Auction – In 2000 the Company acquired certain 39 GHz licenses from the FCC for $77.0 million cash. In 2004, the Company acquired one 24 GHz license from the FCC for $62,000 in cash.

Impairment – As a result of its annual impairment evaluation of the fair value of its FCC licenses, the Company reduced the carrying value of the licenses by $24.8 million to a fair value of $21.6 million at December 31, 2002. While performing its impairment evaluation the Company considered (i) the decline in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the decline in the public equity value of companies providing similar services or holding FCC licenses. For the years ended December 31, 2003 and 2004, the Company performed an impairment evaluation and concluded that no further impairment had occurred. For these evaluations, it considered (i) the increase in its public equity value; (ii) private purchases of similar licenses; and, (iii) the increase in the public equity value of companies providing similar services or holding FCC licenses.

Note 4—Property and Equipment

Components of property and equipment at December 31, 2004 and 2003 were as follows (in thousands):

	2004	2003
Network assets in service	$7	$2
Computer systems	21	14
Furniture and equipment	20	8

Total property and equipment	48	24
Accumulated depreciation	(23)	(17)

Property and equipment, net	$25	$7

Depreciation expense approximated $6,000, $9,000 and $18,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Note 5—Accrued Taxes other than Income Taxes

Accrued taxes other than income taxes include estimated pre-petition amounts due to various state and local governments for use and personal property taxes. Included in the accrued liability is $2.5 million relating to potential property tax assessments from a variety of jurisdictions in locations where the Predecessor previously had equipment and $1.6 million of use tax on equipment purchased by the Predecessor. It is possible that amounts ultimately paid to jurisdictions could be less than the recorded accrued liability. Any potential excess accrual will be reversed either upon settlement or at such time as a basis exists for making such a determination.

Note 6—Income Taxes

A reconciliation of the Company’s effective tax rate as a percentage of loss before income tax benefit and the federal statutory rate for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
Non-deductible interest	(5.9)%	(6.9)%	—
State income tax, net of federal benefit	2.0%	2.0%	2.0%
Reduction in NOL due to debt discharge	(217.2)%	—	—
Other	(0.4)%	(0.4)%	(1.2%)
Change in valuation allowance	186.5%	(29.7)%	(35.8%)

Effective income tax rate	0.0%	0.0%	0.0%

Deferred tax assets and liabilities for the Company at December 31 were as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$62,779	$92,911
FCC license amortization and impairment	19,282	19,527
Equipment depreciation and impairment	1,571	1,796
Stock-based compensation	4,018	497
Other	33	33
Accrued liabilities	1,608	1,620

Total deferred tax assets	89,291	116,384
Valuation allowance	(89,291)	(116,384)

Net deferred tax assets	$—	$—

Deferred tax assets have been reduced by a valuation allowance based on management’s determination that the recognition criteria for realization have not been met. In 2004, the Company decreased its deferred tax asset valuation allowance by approximately $27million. In 2003, the Company increased its deferred tax asset valuation allowance by approximately $1.3 million, respectively.

In connection with the reorganization, the Predecessor realized a gain from the extinguishment of certain indebtedness. This gain was not taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Successor was required, at the beginning of its 2002 taxable year, to reduce certain of its tax attributes including (a) net operating loss carryforwards (“NOLs”), (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code and the use of the Company’s NOLs and tax credits generated prior to the ownership change, that are not reduced pursuant to the provisions discussed above, are subject to an overall annual limitation of approximately $2.5 million. Future benefits, if any, derived from the use of these NOLs in the future will be reported as a direct addition to additional paid-in-capital in accordance with “Statement of Position 90-7.”

Note 7—Senior Notes

Upon emergence from bankruptcy, the Company issued $11.0 million of Senior Notes to shareholders, with 4 million Class A Warrants exercisable for Common Stock pursuant to terms of the Senior Note and Class A Warrant Purchase Agreement. The Senior Notes were due December 20, 2006, or earlier upon change of control, and bear interest at the rate of 9% per annum. In January 2004, the holders of the Senior Notes extended the maturity date to December 20, 2008. Interest on the Senior Notes was payable quarterly through the issuance of additional Senior Notes. The Company issued $908,000 and $1.1 million of Senior

Note 7—Senior Notes (continued)

Notes to shareholders to pay interest in each of the years ended December 31, 2004 and 2003. If an event of default has occurred and is continuing, interest is payable in cash. The Senior Notes to shareholders were collateralized by all of the assets of the Company and its subsidiaries.

The Company recorded the issuance of Senior Notes and Class A Warrants by allocating proceeds of $11.0 million to Senior Notes and Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to Class A Warrants and $6.9 million to Senior Notes. The value ascribed to the Class A Warrants was recorded as debt discount and an increase in additional paid-in capital of the Successor. Amortization of debt discount was determined utilizing the effective interest rate method and was included as a component of interest expense. On December 23, 2004 the Company repaid all Senior Notes using proceeds from the sale of common stock (Note 9) and recognized the remaining unamortized debt discount. During the year ended December 31, 2004 and 2003, the Company recorded $2.5 million and $818,000 of interest expense relating to the amortization of original issue discount, respectively.

The Senior Notes were subject to terms and conditions of the Senior Secured Note and Class A Warrant Purchase Agreement which, among other things, contained covenants limiting the Successor’s ability to incur additional debt, pay dividends or make other distributions, incur liens, merge or sell assets, or enter into certain transactions with related parties.

Note 8—Capital Stock

Sale of Common Stock – In January 2004, the Company sold 1.2 million units, each unit comprised of one share of common stock and one warrant, for $3.60 per unit, yielding gross proceeds of $4.4 million. The five-year warrants are exercisable immediately with an exercise price of $1.83. As a condition of the sale, the holders of the Senior Notes agreed to extend the maturity of these notes from December 20, 2006 to December 20, 2008. The notes continued to bear paid-in-kind interest at the rate of 9% per annum that was payable quarterly through the issuance of additional Senior Notes until the Senior Notes were repaid in full on December 23, 2004.

On December 14, 2004, the Company sold an additional 12.87 million shares of common stock for $7.25 per share yielding gross proceeds of $93.3 million. The Company paid $3.7 million to a placement agent in connection with this sale of common stock. The Company issued to the purchasers five-year warrants with an exercise price of $7.25 to acquire 1.9 million shares of common stock. The warrants will become exercisable, subject to certain limitations (i) with respect to 25% of the shares underlying the warrants on the 60th day following the closing if the Company has not filed a registration statement registering the issued shares with the Securities and Exchange Commission (SEC) by such time, (ii) with respect to an additional 25% of the shares underlying the warrants on the 90th day following the closing if the Company has not filed a registration statement registering the issued shares with the SEC by such time, (iii) with respect to an additional 25% of the shares underlying the warrants on the 180th day following the closing if the registration statement being used to register the shares issued to the purchasers under has not been declared effective by the SEC by such time, and (iv) with respect to the remaining 25% of the shares underlying the warrants on the 210th day following the closing under the securities purchase agreement if the registration statement being used to register the shares issued to the purchasers has not been declared effective by the SEC by such time. As part of this transaction, the Company issued ten year warrants to the placement agent to acquire 2.6 million shares of common stock. The warrants are exercisable immediately with an exercise price of $7.25 per share. Using a Black-Scholes option pricing model, assuming no expected dividends, a three year life, a risk free interest rate of 3.53% and a volatility of 131%, the value of these warrants is $21.6 million.

Common Stock issued in accordance with the Reorganization Plan – In 2001, the Successor issued 20 million shares of common stock to unsecured creditors and holders of Old Preferred Stock. In February 2002, the Company verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of common stock. The Company distributed 17,512,064 and 1,000,000 shares of common stock to holders of unsecured claims and holders of Old Preferred Stock, respectively. In December 2003, the Company completed the verification process and distributed the remaining 1,487,703 shares of common stock to creditors with the remaining unsecured claims and to current holders of common stock on a pro rata basis relative to their holdings. The Reorganization Plan provided that fractional shares would be rounded down to the previous whole number. As a result only 19,999,767 shares were distributed. The remaining 233 shares were canceled. In May 2004, the Bankruptcy Court approved the issuance of 31,000 additional shares of common stock to holders of unsecured claims. The Company distributed these shares in May 2004 and on June 3, 2004, the Bankruptcy Court closed the case.

Note 8—Capital Stock (continued)

Class A Warrants – In connection with issuance of the Senior Notes, the Successor issued 4 million Class A Warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $0.01 per share for a period of five years from the Effective Date.

Stock Option Plan –The Stock Option Plan provides for the grant of incentive and non-qualified options to purchase up to 1.44 million shares of common stock to directors, officers and employees. The options granted vest ratably over five years and are exercisable for a ten-year term. Options exercisable at December 31, 2004 were 833,000. There are 51,000 shares of common stock reserved for future issuance under the Plan. A summary of stock option activity follows (shares in thousands):

	Number of Shares	Weighted Average Exercise Price per Share
Balance at January 1, 2002	—	—

Options issued	940	$3.96
Balance at December 31, 2002	940	$3.96
Options canceled	(940)	$3.96
Options issued	1,389	$0.14
Options exercised	(49)	$0.14
Balance at December 31, 2003	1,340	$0.14
Options activity	—

Balance at December 31, 2004	1,340	$0.14

The weighted average remaining contractual life of options outstanding at December 31, 2004 is 7 years.

Outstanding Options and Warrants—The following table summarizes information about stock options and warrants outstanding at December 31, 2004:

Exercise Price	Options/Warrants Outstanding	Weighted Average Remaining Life	Options/Warrants Exercisable	Weighted Average Exercise Price
$0.01*	4,000,000	2.0	4,000,000	$0.01
$0.14**	1,338,972	7.0	783,484	$0.14
$1.84*	1,208,333	4.0	1,208,333	$1.84
$7.25*	4,504,500	5.0	2,574,000	$7.25

Total	11,051,805		8,565,817

*	- Warrants
**	- Options issued to employees and directors

Note 9—401(k) Plan

In 2002, the Company established a 401(k) Plan administered by a third party. The Company’s contribution for each of the years ended December 31, 2004, 2003 and 2002 was $9,000, $5,700 and $5,000, respectively.

Note 10—Related Party Transactions

At December 31, 2004, holders of approximately 39% of the fully diluted common stock own approximately 93% (3.7 million) of the Class A Warrants. Representatives from two entities holding approximately 27% of the common stock serve on the Company’s Board of Directors. A member of our Board of Directors periodically serves as a consultant to a holder of approximately 12% of the outstanding common stock. The Company issued $980,000 and $1.1 million of Senior Notes for paid-in-kind interest in the years ended December 31, 2004 and 2003, respectively, to holders of the Senior Notes all of whom are shareholders. In 2004 the Company paid $288,000 in interest to holders of the Senior Notes all of whom are shareholders.

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

Note 11—Commitments and Contingencies

Leases and rent expense – The Company has entered into an operating lease, expiring in 2005, for office space. Future minimum payments under this non-cancelable operating lease are $10,000 for 2005. Rent expense approximated $34,000 and $30,000 and $49,000 for 2004, 2003 and 2002, respectively.

Contingencies – The Company is subject to certain claims and assessments and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

License Renewal – Like other FCC licenses, the 39 GHz licenses which the Company holds were granted for an initial ten-year term and have renewal dates ranging from 2006 to 2011. To obtain renewal of a 39 GHz license, the licensee must demonstrate that it has provided “substantial service” during its license term. What level of service is considered “substantial” will vary depending upon the type of offering by the licensee, and the FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license will be canceled.

Note 12—Fair Values of Financial Instruments

Carrying amounts and estimated fair values of financial instruments were as follows at December 31 (in thousands):

	2004		2003
	Carrying Amt.	Fair Value	Carrying Amt.	Fair Value
Cash and cash equivalents	$80,398	$80,398	$3,599	$3,599
Senior Notes	—	—	10,694	9,939

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair values. Fair value of Senior Notes is based upon the rate of return that an investor would require to purchase similar debt from a similar company.

Note 13—Subsequent Event

On January 14, 2005, the Company completed its acquisition of substantially all of the assets and assumption of certain related liabilities of Teligent, Inc. and its wholly-owned subsidiary, Teligent Services, Inc. (collectively, “Teligent”). The acquisition was made pursuant to an Amended and Restated Asset Purchase Agreement, dated as of January 13, 2005. The assets acquired from Teligent included 24 GHz spectrum licenses, radio equipment and the infrastructure supporting the fixed wireless operations including an operational cellular backhaul network in New York City. In consideration for these assets, the Company issued 25.2 million shares of common stock and a warrant to purchase up to 2.5 million additional shares of common stock. An holder of 12% of the Company’s common stock also holds a controlling interest in Teligent.

Note 14—Quarterly Financial Data (unaudited)

Selected unaudited quarterly financial information is summarized as follows (in thousands, except per share data):

	Quarter Ended				Year Ended 12/31/04
	3/31/04	6/30/04	9/30/04	12/31/04 (1)
Revenues	$25	$27	$25	$27	$104
Loss from operations	(619)	(1,038)	(656)	(8,818)	(11,131)
Net loss	(1,097)	(1,523)	(1,158)	(10,750)	(14,528)
Basic and diluted net loss per common share	(0.05)	(0.07)	(0.06)	(0.49)	(0.67)

	Quarter Ended				Year Ended 12/31/03
	3/31/03	6/30/03	9/30/03	12/31/03 (2)
Revenues	$53	$37	$33	$17	$140
Loss from operations	(320)	(285)	(418)	(1,713)	(2,736)
Net loss	(361)	(738)	(870)	(2,211)	(4,180)
Basic and diluted net loss per common share	(0.02)	(0.04)	(0.04)	(0.11)	(0.21)

(1)	Net loss for the quarter includes an $8.3 million charge for variable accounting for employee stock options and $1.8 million in recognition of remaining deferred debt issue cost as a result of the repayment of Senior Notes on December 23, 2004.
(2)	Net loss for the quarter includes a $1.2 million charge for variable accounting for employee stock options.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, the Company reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Change in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting during the period being reported on, which could materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under “Election of Directors,” “Board of Directors and Committees,” “Certain Transactions” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Commission in connection with our 2005 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

The Company has not adopted a code of ethics that applies to the Chief Executive Officer and Chief Financial Officer because it has only eight employees (including officers). The Company does not believe that a formal written code of ethics is necessary.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under “Relationship with Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003.
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

(2) Financial Statement Schedules:

(in thousands) Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Charged to Other	Deductions	Balance at End of Period
Year ended December 31, 2004
Allowance for doubtful accounts	$2	$—	$—	$(1)	$1
Valuation allowance for deferred tax assets	116,384	—	—	(27,093)	89,291

Year ended December 31, 2003
Allowance for doubtful accounts	28	24	—	(50)	2
Valuation allowance for deferred tax assets	115,119	—	1,265	—	116,384

Year ended December 31, 2002
Allowance for doubtful accounts	—	28	—	—	28
Valuation allowance for deferred tax assets	105,188	—	9,931	—	115,119

(b)	Exhibits. Please see the Exhibit Index on page 44 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of February 2005.

FIRST AVENUE NETWORKS, INC.

By:	/S/ DEAN M. JOHNSON
Dean M. Johnson President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/S/ DEAN M. JOHNSON	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2005
Dean M. Johnson

/S/ SANDRA THOMAS WATSON	Chief Financial Officer (Principal Financial and Accounting Officer)	February 10, 2005
Sandra Thomas Watson

/S/ WHARTON B. RIVERS, JR.	Director	February 10, 2005
Wharton B. Rivers, Jr.

/S/ RICHARD L. SHORTEN, JR.	Director	February 10, 2005
Richard L. Shorten, Jr.

/S/ NEIL SUBIN	Director	February 10, 2005
Neil Subin

/S/ MATTHEW TEPLITZ	Director	February 10, 2005
Matthew Teplitz

/S/ R. TED WESCHLER	Director	February 10, 2005
R. Ted Weschler

EXHIBIT INDEX

Exhibit No.	Title
2.1.	Findings of Fact and Conclusions of Law Relating to, and Order under 11 U.S.C. Sections 1129(a) and (b) Confirming, the Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization of Advanced Radio Telecom Corp., et al. under Chapter 11 of the Bankruptcy Code dated October 31, 2001. (1)

2.2.	Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001. (1)

2.3.	Disclosure Statement Pursuant to Section 1125 of the Bankruptcy Code in Respect of the Debtors’ and Official Committee of Unsecured Creditors’ Joint Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated September 20, 2001. (1)

3.1.	Restated Certificate of Incorporation of the Registrant. (2)

3.2.	Amendment to Certificate of Incorporation of the Registrant dated February 14, 2002. (2)

3.3	Amended to Certificate of Incorporation of the Registrant dated June 7, 2004.

3.4.	Amended and Restated By-Laws of the Registrant. (6)

4.1.	Specimen of Common Stock Certificate. (2)

4.2.	Senior Secured Note and Class A Warrant Agreement. (3)

4.3.	Form of Class A Warrant. (3)

4.4.	First Avenue Networks, Inc. Stock Option Plan. (4)

4.5	Form Stock Purchase Warrant to subscribe for and purchase Common Stock of First Avenue Networks, Inc. (5)

4.6	Form of 9% Senior Secured Note due December 20, 2008. (5)

10.1	First Amendment to Senior Secured Note and Class A Warrant Purchase Agreement, dated January 26, 2004, among the Company and the Purchasers named in Schedule I thereto. (5)

10.2	Common Stock and Warrant Purchase Agreement, dated January 28, 2004, by and between the Company and the Investors party thereto. (5)

10.3	Securities Purchase Agreement dated as of December 14, 2004 by and among First Avenue Networks, Inc. and the Purchasers listed on Schedule I attached thereto. (6)

10.4	Form of Common Stock Purchase Warrant issued by the Company to each of the Purchasers. (6)

10.5	Form of Common Stock Purchase Warrant issued to Tejas Securities Group, Inc.

10.6	Amended and Restated Asset Purchase Agreement, dated as of January 13, 2005, by and among First Avenue Networks, Inc., Teligent Services Acquisition, Inc., Teligent, Inc. and Teligent Services, Inc. (7)

10.7	Third Amended and Restated Registration Rights Agreement, dated January 28, 2004, by and the Company and the parties thereto. (7)

10.8	Warrant issued to Dr. Rajendra Singh. (7)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed with the Company’s Periodic Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.
(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.
(3)	Previously filed as an exhibit to Exhibit 2.2 of the Company’s Periodic Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.
(4)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement dated April 21, 2003 and incorporated by reference herein.
(5)	Previously filed as an exhibit to the Company’s Report on Form 8-K dated January 29, 2004 and incorporated by reference herein.
(6)	Previously filed as an exhibit to the Company’s Report on Form 8-K dated December 14, 2004 and incorporated by reference herein.
(7)	Previously filed as an exhibit to the Company’s Report on Form 8-K dated January 18, 2005 and incorporated by reference herein.