Form 10-K/A
period 2004-12-31
FIRST AVENUE NETWORKS INC
filed 2005-05-10
CIK 1010286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Fiscal Year Ended December 31, 2004

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from     to

Commission File Number 000–21091

FIRST AVENUE NETWORKS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐     No ☑

     The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $36.9 million on June 30, 2004. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 59,364,153 shares of its common stock outstanding as of January 26, 2005.

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to a distribution of securities under a plan confirmed by a court. Yes ☑     No ☐

DOCUMENTS INCORPORATED BY REFERENCE

     The following documents are incorporated herein by reference: Part III:

     Portions of the Registrant’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2005 Annual Meeting of Stockholders.

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Filing”), which was filed with the Securities and Exchange Commission on February 10, 2005, is being filed to revise the following portions of the Original Filing:

•	Additional disclosure has been added under “Industry Discussion” of Item 1, Business.

•	Additional disclosure has been added under “Our Competition” of Item 1, Business.

•	Additional disclosure has been added to several of the risk factors found under the heading “Risk Factors.”

•	Additional disclosure has been added to the “Executive Overview” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Additional disclosure has been added to the “Results of Operations” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Additional disclosure has been added to the “Liquidity and Capital Resources” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Additional disclosure has been added to the “Critical Accounting Matters and Significant Estimates” section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Item 9A has been corrected.

     As a result of this amendment, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A.

     Except as described above, no other substantive changes have been made to the Original Filing and this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the date of filing of the Original Filing, including any amendments to those filings.

FIRST AVENUE NETWORKS, INC.

CAUTIONARY STATEMENT

     This report includes “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. The Company cautions investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors at the end of Item 1 – “Business” contained in this Annual Report on Form 10-K.

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

     We operate a cellular backhaul network in New York City with over 65 links. We plan to use this network as a foundation for future construction in the New York area and as a reference account for future nationwide network construction. We anticipate building to order facilities that can support cellular traffic backhaul, metropolitan transport and fiber extensions to bridge critical network gaps. These facets of our business are more fully discussed under “Target Markets” below.

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

     The key disadvantages of wireless structures as opposed to traditional copper or fiber facilities include:

     Line of sight. Application of our 24 GHz and 39 GHz spectrum is dependent on a radio in a wireless link having line of sight to any other radio. As examples, our spectrum can be blocked by terrain, buildings or foliage. As a result, there may be instances where our spectrum cannot be used to meet customer needs.

     General acceptance. Although wireless technology has been emerging over the past several years, transmitting voice and data by a wireless means is a relatively recent addition to the communication industry. In order to meet customer and investor demands, at times wireless companies have attempted to serve customers with unreliable equipment. Because of past customer dissatisfaction and the much publicized bankruptcy of our predecessor and other fixed wireless companies, potential customers may be wary of being an early adopter of wireless technology.

     See Our Competition below where the potential advantages and disadvantages of fixed wireless services are discussed in more detail.

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

Our License Portfolio

     Our combined 39 GHz and 24 GHz spectrum portfolio includes over 925 licenses representing, on average, over 740 MHz in the top 20 U.S. metropolitan areas and over 580 MHz in the top 50 U.S. metropolitan areas. In aggregate, our spectrum portfolio covers approximately 1.5 billion channel pops. These licenses were granted for initial ten-year terms with expirations ranging from 2006 through 2014. We have an expectation of renewal upon a showing of “substantial service” as determined by the FCC. The level of service that will be considered “substantial” may vary depending upon our type of product offering. The FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the market area.

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

			Total
	24 GHz SMSA	39 GHz BEA	Channel
BEA	Licenses(1)	Licenses(2)	Pops
			(millions)
New York, NY	5	4	115.9
Los Angeles, CA	5	4	115.8
Chicago, IL	5	3	71.1
Washington, DC/Baltimore, MD	5	3	62.1
San Francisco, CA	5	4	55.1
Detroit, MI	5	5	54.5
Philadelphia, PA	4	4	49.5
Dallas, TX	5	3	48.5
Houston, TX	5	3	43.1
Atlanta, GA	5	3	38.8
Boston, MA	5	3	35.4
Miami, FL	5	3	29.2
Seattle, WA	5	3	26.6
Minneapolis, MN	5	2	25.8
Phoenix, AZ	5	2	25.3

			Total
	24 GHz SMSA	39 GHz BEA	Channel
BEA	Licenses(1)	Licenses(2)	Pops
			(millions)
Cleveland, OH	5	4	25.1
Pittsburgh, PA	4	5	24.5
St. Louis, MO	5	3	23.2
San Diego, CA	4	2	22.9
Tampa, FL	5	2	18.9
Portland, OR	4	4	18.6
Indianapolis, IN	4	4	17.9
Denver, CO	2	3	17.4
San Antonio, TX	4	4	16.4
Kansas City, MO	4	4	15.9
Orlando, FL	1	4	14.6
Puerto Rico	0	1	14.4
Sacramento, CA	4	2	13.0
Milwaukee, WI	4	3	12.8
Columbus, OH	2	4	12.1
Cincinnati, OH	3	3	11.9
Salt Lake City, UT	1	3	11.5
Raleigh, NC	1	6	11.5
Nashville, TN	1	4	10.7
New Orleans, LA	1	5	9.9
Oklahoma City, OK	1	5	9.5
Greenville, SC	1	3	9.1
Charlotte, NC	1	4	9.0
Rochester, NY	1	5	8.5
Albany, NY	1	5	8.4
Syracuse, NY	1	4	8.3
Jacksonville, FL	1	4	8.1
Austin, TX	1	5	7.8
Las Vegas, NV	1	2	7.5
Grand Rapids, MI	0	4	7.5
Memphis, TN	1	3	6.8
Louisville, KY	1	4	6.7
Norfolk, VA	3	2	6.7
Buffalo, NY	4	5	6.6
Birmingham, AL	1	3	6.6
Total top 50 markets	152	177	1,237.0
Grand total top 50 market and legacy licenses	177	753	1,535.0

(1)	SMSA licenses represent those licenses granted by the FCC that encompass Statistical Metropolitan Service Area.

(2)	BEA licenses represent only those licenses granted by the FCC that encompass Basic Economic Areas. First Avenue Networks holds additional licenses that represent areas that overlap BEAs and have different regulatory characteristics. These licenses are referred to as “legacy” licenses.

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

     We expect to compete primarily on the basis of responsiveness to customer needs, deployment speed, service quality, transmission speed, reliability and price. We cannot give any assurance that we will be able to compete effectively in any of our markets with any of our existing or potential competitors. Many of our competitors have long-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we do. Additionally, market perceptions as to reliability and security for the wireless networks as compared to copper or fiber networks provide us with additional marketing challenges. These perceptions are based upon unfavorable customer experience with earlier-stage fixed wireless offerings. In the past, certain companies may have used equipment that was still in developmental stages to provide services. Additionally, the well-publicized bankruptcy of our predecessor and other fixed wireless companies has contributed to public skepticism regarding our services. We may not be able to exploit new or emerging technologies or adapt to changes in customer requirements more quickly than these competitors, or devote the necessary resources to the marketing and sale of our services. Additionally, we may not be able to overcome these market perceptions that are based upon unfavorable customer experience with earlier fixed wireless offerings.

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

     The book value of our FCC radio licenses comprised approximately 93% of the book value of our non-cash assets at December 31, 2004. As an FCC licensee and regulatee, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing the services we can provide and the prices we charge, as well as rules related to construction and operation of our services. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under certain circumstances, our licenses may be revoked, canceled or conditioned. Among other things, the Communications Act of 1934, as amended, and the FCC Rules and Regulations impose requirements on radio licensees and carriers that include regulations on the ownership, operation, acquisition and sale of the broadband operating radio systems that are needed to provide the services we offer. The FCC also regulates the lease of spectrum, which until the passage of the FCC’s First Report and Order in the Secondary Market Initiative (FCC-03-113) released October 6, 2003, involved a document intensive and often costly process.

     Our licenses may be revoked for violations of the FCC’s rules or we may be fined. The loss of some of our licenses could limit the expansion of our business. Even the initiation of a proceeding with the potential to result in the loss of our licenses could adversely affect our business.

     In early 2004, we were contacted telephonically regarding eleven of our 24 GHz licenses with respect to which we had entered into certain leases prior to the effective date of the FCC’s Secondary Market Initiative without fully complying with the FCC’s procedures. The matter is still considered pending at the FCC. However, prior to taking any action against a licensee for rule violations, the FCC will issue a written Notice of Apparent Liability or a Notice of Violation, and we have not received any such notice regarding this matter. The potential penalties for such violations of the FCC’s rules include monetary payments or, in rare cases, revocation or cancellation of the affected license.

     Our FCC licenses may not be renewed upon expiration which could limit the expansion of our business and harm our operating results.

     Our 39 GHz and 24 GHz licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2014. Less than 1% of our licenses, representing less than 1% of our channel pops, are subject to renewal in 2006, 34.7% of our licenses, representing 17.7% of our channel pops, are subject to renewal in 2007 and less than 1% of our licenses, representing less than 1% of our channel pops, are subject to renewal in 2008. Under current FCC guidance, we must demonstrate that we have provided “substantial service” during the license term in order for our licenses to be renewed. Additionally, the FCC has not issued any specific renewal criteria or official definition of “substantial service,” but has only issued “safe-harbor” guidelines for point-to-point offerings, where it has indicated the licensee should have constructed four individual point-to-point radio transmission links per channel per million persons in the market area. While all of our current service offering are on a point-to-point basis, we do not currently meet the “safe-harbor” guidance provided by the FCC because we have not constructed four individual point-to-point links per channel per million persons in a market area.

     Under FCC rules, licenses are renewed based upon service provided as of the renewal date. The FCC does not consider service provided during the ten year period for which the licenses are granted. They evaluate whether “substantial service” is provided as of the renewal date. We may not be able to meet the “safe-harbor” substantial service requirement as of expiration date of our licenses. Even if we were to meet the “safe harbor” guidelines today, we may not be able to meet them as of the renewal date. Additionally, the level of service that will be considered “substantial” may vary depending upon our type of product offering. Further, the FCC may modify its perception of substantial service , and, in the future, we may offer products for which the FCC establishes more stringent substantial service requirements. The loss of some of our licenses could limit the expansion of our business and harm our operating results.

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

          The volatility in the value of our licenses could cause volatility in the trading price of our stock.

          At December 31, 2001, the market value of our licenses was approximately $50 million. During the year ended December 31, 2002, we recorded a charge to earnings of $24.8 million to reflect an impairment in license value. There have been no subsequent declines in license value. During 2004, we performed a valuation of our spectrum and determined that the fair market value of the spectrum was $89 million at December 31, 2004. In performing this evaluation, we identified a number of factors that are considered to be indicative of the value of FCC licenses, including (i) the increase in our public equity value; (ii) private purchases of similar licenses; and, (iii) the results of a recent FCC Auction for 24 GHz spectrum. Each of the factors was then quantified and weighted in deriving the estimated fair value. Future declines in the value of our licenses could result from external market conditions in the wireless communications industry as well as the telecommunications industry as a whole. Additionally, declines could occur as a result of lack of acceptance of the types of services that we offer or the development of more cost effective alternatives for delivering such services.

     Future declines in our license value and the resulting impairment charge to earnings could result in a decline in our stock price.

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

     We have a limited operating history under our current business strategy. Our current activities include services ranging from leasing spectrum to a diverse mix of fixed wireless service operations. From our inception in 1993 through the first quarter of 2001, we acquired spectrum rights through FCC auctions and purchase transactions, raised capital through public and private offerings of securities, acquired equipment and roof access and usage rights, and developed operating and support systems and networks. In 1998, we began to sell a variety of Internet services to end-users in Seattle, WA, Portland, OR, and Phoenix, AZ. In late 1999, our strategy evolved to providing high-speed transmission services, including Internet access, to businesses. During 2000, we launched these services in ten markets. In the first quarter of 2001, we were unable to secure additional funding sources to continue to finance our operations and service our debt. In April 2001, we sought to reorganize our business under Chapter 11 of the Bankruptcy Code.

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

     Prior to the FCC’s Secondary Market Ruling in October 2003, leasing small amounts of spectrum was not previously widespread because of regulatory constraints. As a result, there is no track record for companies pursuing this strategy. Subsequent to that ruling, the regulatory constraints have been substantially reduced and spectrum holders are beginning to lease spectrum with slightly more frequency. Despite the removal of the regulatory constraints, large telecommunication carriers may not be willing to lease, rather than own, spectrum upon which their business is dependent, decreasing demand for our leasing products, which could adversely affect our revenues.

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

     Equity Compensation Plan Information

     The following table provides information about our equity compensation plans as of December 31, 2004.

Number of securities
	Number of		remaining available for
	securities to be	Weighted-average	future issuance under
	issued upon exercise	exercise price of	equity compensation
	of outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
Plan Category	and rights	and rights	column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	1,338,972	$0.14	51,283
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	1,338,972	$0.14	51,283

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

          Subsequent to the Effective Date, the Company’s product offering consisted of leasing its spectrum to others to construct high-speed wireless telecommunications networks. Its leasing products, Express Link and Express Net, provide a way for telecommunications carriers and enterprise customers to access interference-free, carrier class licensed spectrum. The Company’s leasing strategy allows it to utilize its FCC licenses to facilitate wireless telecommunications services in a capital efficient manner. It seeks to identify, contact and serve existing telecommunications carriers in a manner that does not require significant sales and marketing, operating and capital expenditures. The recoverability of the Company’s investment in its FCC licenses is dependent on the successful execution of its business plan as it evolves.

          The Company currently has over 40 leases for spectrum on a link-by-link basis primarily in the Southwestern and Eastern United States and has leased spectrum in two urban regions in the Southwestern United States. Additionally, the Company has retained nine fixed transmission links originated by its predecessor which customers incorporate into their telecommunication networks and utilize to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services. In December 2003, the Company entered into an Express Net contract with a large national telecommunications carrier. Under the terms of this contract, the Company has leased a portion of its spectrum in two urban regions for seven years.

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

          The Company will reflect the assets of Teligent and the acquired operations in the Company’s financial statements as of the acquisition date. The assets will be recorded at fair market value at the date of acquisition as required by purchase method accounting. The Company will allocate 39.4% and 58.1% of the $102.0 million purchase price to the 24 GHz spectrum and goodwill, respectively.

          Subsequent to the Teligent acquisition, the Company is generating revenue by providing cellular backhaul services in New York City. Since its inception, the Company has generated operating and net losses and expects to generate operating and net losses and negative cash flows for at least the next few years. The Company currently has only ten employees (including officers) and operates with limited resources. The Company is currently focused on developing our business opportunities. It does not plan to hire a significant number of additional employees or build the infrastructure required to deliver services until it has signed long-term contracts with customers. Due to the developmental stage of the Company’s activities, management primarily focuses on cash balances, cash flow and budgetary controls in evaluating the Company’s financial condition and operating performance.

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

          Technical and network operations costs and expenses are comprised primarily of engineering professional fees and compensation and related costs for operational development of, as well as roof-top rent and backhaul for, dedicated wireless links. Technical and network operations costs and expenses increased 2500% to $78,000 for year ended December 31, 2004, compared to $3,000 for year ended December 31, 2003. This increase resulted from the engagement of consultants and hiring of staff to prepare for the integration of the Teligent assets. Technical and network operations costs and expenses were 75% and 2% of revenues for the years ended December 31, 2004 and 2003, respectively. The Company expects these expenses to increase in future periods as it executes its business plan to grow its fixed wireless operations.

          Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting fees and public relations expenses. These costs increased 359.9% or $1.4 million to $1.8 million for the year ended December 31, 2004, compared to $399,000 in 2003. This increase resulted primarily from an increase of $1.1 million in non-cash stock-based compensation expense to $1.2 million for the year ended December 31, 2004 from $146,000 recorded for the year ended December 31, 2003. The Company accounts for its stock options granted to management as variable options. As a result, the Company records a non-cash stock-based compensation expense for the increase in its stock price from December 31, 2003 to December 31, 2004 multiplied times the number of options granted to employees in sales and marketing roles. The Company’s stock price increased from $2.70 at December 31, 2003 to $13.90 at December 31, 2004. Sales and marketing costs and expenses were 1764% and 285% of revenues for the years ended December 31, 2004 and 2003, respectively. The Company expects sales and marketing expenses (other than the portion related to its options accounted for as variable) to increase in future periods as a result of executing its business plan to grow its fixed wireless operations. As the Company is unable to anticipate future increases or decreases in the price of its common stock, it is unable to predict future overall trends in its reported sales and marketing expenses.

          General and administrative costs and expenses primarily consist of compensation, occupancy expenses, professional fees and insurance. General and administrative costs and expenses increased 301% or $7.1 million to $9.3 million for the year ended December 31, 2004, from $2.3 million for the year ended December 31, 2003. This increase resulted from an increase of $7.0 million in non-cash stock-based compensation expense to $8.1 million for the year ended December 31, 2004, from $1.1 million recorded in for the year ended December 31, 2003. The Company accounts for its stock options granted to management and members of the Board of Directors as variable options. As a result, the Company records a non-cash stock-based compensation expense for the increase in its stock price from December 31, 2003 to December 31, 2004 multiplied times the number of options granted to employees in general and administrative roles and Directors. The Company’s stock price increased from $2.70 at December 31, 2003 to $13.90 at December 31, 2004. General and administrative costs and expenses were 9033% and 1672% of revenues for the years ended December 31, 2004 and 2003, respectively. The Company expects general and administrative expenses (other than the portion related to its options accounted for as variable) to increase in future periods as a result of executing its business plan to grow its fixed wireless operations. As the Company is unable to anticipate future increases or decreases in the price of its common stock, it is unable to predict future overall trends in its reported general and administrative expenses.

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

     Since its inception, the Company has incurred losses from operations and expects to continue to incur losses and experience negative cash flows for the foreseeable future. Subsequent to the Teligent acquisition, the Company is generating revenue by providing cellular backhaul services in New York City. The Company currently has only ten employees (including officers) and operates with limited resources. The Company is currently focused on developing its business opportunities. It does not plan to hire a significant number of additional employees or build the infrastructure required to deliver services until it has signed long-term contracts with customers. However, the Company believes that its future technical and network operations expenses and sales and marketing expenses will be greater than those incurred in 2004 in order to support the Teligent operations. The Company believes that its cash resources are sufficient to fund its operations and capital requirements beyond 2005 taking into account its current cash balance, limited operations and historic annual cash burn. However, additional unforeseen expenditures may require the Company to obtain additional financing.

     Contractual Obligations

     The following table summarizes the Company’s contractual obligations as of December 31, 2004 (in thousands):

	Payment due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Contractual Obligations
Operating Lease Obligations	$10,000	$10,000	$—	$—	$—

Total	$10,000	$10,000	$—	$—	$—

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

     A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:

•	The Company accounts for its FCC licenses in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which requires that goodwill and intangible assets with indefinite lives not be amortized, but be tested annually or whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. The Company has determined that its FCC licenses have indefinite useful lives due to the following:

o	FCC spectrum is a non-depleting asset;

o	The licenses are integral to the business and the Company expects them to contribute to cash flows indefinitely;

o	License renewal applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

o	Maintenance expenditures required to obtain future cash flows are not significant; and,

o	The Company intends to use these assets for the foreseeable future.

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

The Company’s 39 GHz and 24 GHz licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2014. In order for the licenses to be renewed, the Company must demonstrate that it has provided “substantial service” during the license term. The level of service that will be considered “substantial” may vary depending upon the type of product offering. The FCC has provided specific guidance only for offerings that represent radio transmissions from one fixed point to another fixed point, where it has indicated that the licensee should have constructed four individual point-to-point radio transmission links per channel per million persons in the market area. While all service offering are on a point-to-point basis, the Company does not currently meet the substantial service guidance provided by the FCC; however, the Company intends to meet this requirement before the expiration date of its licenses. Although the Company intends to meet the substantial service requirements, the FCC may modify its definition of substantial service and, in the future, the Company may offer products for which the FCC establishes more stringent substantial service requirements. The Company may be unable to meet the FCC’s renewal requirements and could lose its licenses. The loss of some of its licenses could limit the expansion of the Company’s business and harm its operating results.

The Company’s licenses are integral to its business. As a result, the Company believes that it must focus on protecting this valuable asset as its business plan evolves. Under FCC rules, licenses are renewed based upon service provided as of the renewal date. The FCC does not consider service provided during the ten year period for which the licenses are granted. They evaluate whether “substantial service” is provided as of the renewal date. With its recent $93 million equity raise, the Company has the resources to grow its cellular backhaul services. The Company continues to lease spectrum utilizing this non-capital intensive method to put more of its FCC licenses to work. The Company plans to introduce new product offerings utilizing its spectrum. Under its current business plan, the Company believes that it will meet the FCC’s “substantial service” requirement as of its various license renewal dates. The Company will continue to periodically assess its progress toward meeting this requirement. If at any time the Company determines that it will most likely not meet these requirements it will modify the life of the particular FCC licenses and begin amortizing the cost over the remaining license period.

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

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2001	20,000	$20	$40,792	$—	$40,812
Settlement of pre-petition claims with common stock	—	—	39	—	39
Net loss	—	—	—	(27,725)	(27,725)

Balances at December 31, 2002	20,000	20	40,831	(27,725)	13,126
Stock compensation expense	—	—	1,343	—	1,343
Stock options exercised	49	—	7	—	7
Net loss	—	—	—	(4,180)	(4,180)

Balances at December 31, 2003	20,049	20	42,181	(31,905)	10,296
Sale of common stock, net	14,078	14	93,331	—	93,345
Issuance of common stock pursuant to terms of reorganization plan	31	—	—	—	—
Stock compensation expense	—	—	9,517	—	9,517
Net loss	—	—	—	(14,528)	(14,528)

Balances at December 31, 2004	34,158	$34	$145,029	$(46,433)	$98,630

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

Note 2—Summary of Significant Accounting Policies (continued)

     Inventory – Inventory consists of radios, indoor and outdoor device units and other parts and accessories which were initially purchased by the Company to deploy in its telecommunications networks. Inventory is valued at the lower of cost or market. During 2003, the Company recorded a non–cash charge of $124,000 to reduce inventory to market value.

     Property and equipment – Property and equipment is stated at historical cost and is comprised primarily of office equipment, including computer equipment and related software. Depreciation is computed utilizing straight–line methods over estimated useful lives, generally two to five years. Repairs and maintenance costs are expensed as incurred and betterments are capitalized.

     FCC licenses – FCC licenses are granted for initial ten–year terms with renewal dates ranging from 2006 to 2011. The Company adopted the provision of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) in 2001. Under the provisions of SFAS 142, the Company’s FCC licenses are deemed to have an indefinite useful life and are not amortized.

     Impairment of long–lived assets – The Company evaluates its long–lived assets for impairment as events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where undiscounted expected cash flows associated with such assets are less than their carrying value, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets.

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

     Transaction costs – Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the debt term. Direct costs associated with the sale of capital stock are recorded as a reduction of proceeds. Direct costs of obtaining commitments for financing are deferred and charged to expense over the commitment term; cost and accumulated amortization are removed from the accounts upon repayment of borrowings. Direct costs associated with acquisitions activities are deferred and included in the purchase price allocation upon consummation of the transaction. As of December 31, 2004 an amount of $894,000 is included in non–current assets representing the deferred direct costs associated with the acquisition of Teligent.

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

     Stock options – The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, including Financial Accounting Standards Board Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation”, for its stock–based compensation plan. Accordingly, compensation cost for stock options granted to employees and directors is measured on the date of the grant to the extent the current market price of the underlying stock exceeds the exercise price. The Company accounts for stock options granted to non–employees at fair value.

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

     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” (SFAS 123) as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” (SFAS 148) had been applied (in thousands, except per share data):

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

     Net loss per share - Calculation of loss per share excludes the effect of convertible preferred stock, stock options and warrants to purchase common stock since inclusion in such calculations would have been antidilutive. Shares excluded in per share calculations approximated 11.1 million, 5.3 million and 4.0 million in 2004, 2003 and 2002, respectively.

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

     Impairment - As a result of its annual impairment evaluation of the fair value of its FCC licenses, the Company reduced the carrying value of the licenses by $24.8 million to a fair value of $21.6 million at December 31, 2002. While performing its impairment evaluation the Company considered (i) the decline in its public equity value; (ii) private purchases or restructurings for companies holding similar licenses; and, (iii) the decline in the public equity value of companies providing similar services or holding FCC licenses. For the years ended December 31, 2003 and 2004, the Company performed an impairment evaluation and concluded that no further impairment had occurred. For these evaluations, it considered (i) the increase in its public equity value; (ii) private purchases of similar licenses; and, (iii) the increase in the public equity value of companies providing similar services or holding FCC licenses.

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

Note 6—Income Taxes

     A reconciliation of the Company’s effective tax rate as a percentage of loss before income tax benefit and the federal statutory rate for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002
Federal statutory rate	35.0%	35.0%	35.0%
Non-deductible interest	(5.9)%	(6.9)%	—
State income tax, net of federal benefit	2.0%	2.0%	2.0%
Reduction in NOL due to debt discharge	(217.2)%	—	—
Other	(0.4)%	(0.4)%	(1.2% )
Change in valuation allowance	186.5%	(29.7)%	(35.8% )

Effective income tax rate	0.0%	0.0%	0.0%

     Deferred tax assets and liabilities for the Company at December 31 were as follows (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$62,779	$92,911
FCC license amortization and impairment	19,282	19,527
Equipment depreciation and impairment	1,571	1,796
Stock-based compensation	4,018	497
Other	33	33
Accrued liabilities	1,608	1,620

Total deferred tax assets	89,291	116,384
Valuation allowance	(89,291)	(116,384)

Net deferred tax assets	$—	$—

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

Note 7—Senior Notes

     Upon emergence from bankruptcy, the Company issued $11.0 million of Senior Notes to shareholders, with 4 million Class A Warrants exercisable for Common Stock pursuant to terms of the Senior Note and Class A Warrant Purchase Agreement. The Senior Notes were due December 20, 2006, or earlier upon change of control, and bear interest at the rate of 9% per annum. In January 2004, the holders of the Senior Notes extended the maturity date to December 20, 2008. Interest

     Note 7—Senior Notes (continued)

on the Senior Notes was payable quarterly through the issuance of additional Senior Notes. The Company issued $908,000 and $1.1 million of Senior

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

Note 8—Capital Stock

     Sale of Common Stock - In January 2004, the Company sold 1.2 million units, each unit comprised of one share of common stock and one warrant, for $3.60 per unit, yielding gross proceeds of $4.4 million. The five-year warrants are exercisable immediately with an exercise price of $1.83. As a condition of the sale, the holders of the Senior Notes agreed to extend the maturity of these notes from December 20, 2006 to December 20, 2008. The notes continued to bear paid-in-kind interest at the rate of 9% per annum that was payable quarterly through the issuance of additional Senior Notes until the Senior Notes were repaid in full on December 23, 2004.

     On December 14, 2004, the Company sold an additional 12.87 million shares of common stock for $7.25 per share yielding gross proceeds of $93.3 million. The Company paid $3.7 million to a placement agent in connection with this sale of common stock. The Company issued to the purchasers five-year warrants with an exercise price of $7.25 to acquire 1.9 million shares of common stock. The warrants will become exercisable, subject to certain limitations (i) with respect to 25% of the shares underlying the warrants on the 60 th day following the closing if the Company has not filed a registration statement registering the issued shares with the Securities and Exchange Commission (SEC) by such time, (ii) with respect to an additional 25% of the shares underlying the warrants on the 90 th day following the closing if the Company has not filed a registration statement registering the issued shares with the SEC by such time, (iii) with respect to an additional 25% of the shares underlying the warrants on the 180 th day following the closing if the registration statement being used to register the shares issued to the purchasers under has not been declared effective by the SEC by such time, and (iv) with respect to the remaining 25% of the shares underlying the warrants on the 210 th day following the closing under the securities purchase agreement if the registration statement being used to register the shares issued to the purchasers has not been declared effective by the SEC by such time. As part of this transaction, the Company issued ten year warrants to the placement agent to acquire 2.6 million shares of common stock. The warrants are exercisable immediately with an exercise price of $7.25 per share. Using a Black-Scholes option pricing model, assuming no expected dividends, a three year life, a risk free interest rate of 3.53% and a volatility of 131%, the value of these warrants is $21.6 million.

     Common Stock issued in accordance with the Reorganization Plan - In 2001, the Successor issued 20 million shares of common stock to unsecured creditors and holders of Old Preferred Stock. In February 2002, the Company verified approximately 90% of the holders of unsecured claims and 100% of the holders of Old Preferred Stock and distributed stock certificates of common stock. The Company distributed 17,512,064 and 1,000,000 shares of common stock to holders of unsecured claims and holders of Old Preferred Stock, respectively. In December 2003, the Company completed the verification process and distributed the remaining 1,487,703 shares of common stock to creditors with the remaining unsecured claims and to current holders of common stock on a pro rata basis relative to their holdings. The Reorganization Plan provided that fractional shares would be rounded down to the previous whole number. As a result only 19,999,767 shares were distributed. The remaining 233 shares were canceled. In May 2004, the Bankruptcy Court approved the issuance of 31,000 additional shares of common stock to holders of unsecured claims. The Company distributed these shares in May 2004 and on June 3, 2004, the Bankruptcy Court closed the case.

Note 8—Capital Stock (continued)

     Class A Warrants - In connection with issuance of the Senior Notes, the Successor issued 4 million Class A Warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $0.01 per share for a period of five years from the Effective Date.

     Stock Option Plan -The Stock Option Plan provides for the grant of incentive and non-qualified options to purchase up to 1.44 million shares of common stock to directors, officers and employees. The options granted vest ratably over five years and are exercisable for a ten-year term. Options exercisable at December 31, 2004 were 833,000. There are 51,000 shares of common stock reserved for future issuance under the Plan. A summary of stock option activity follows (shares in thousands):

		Weighted Average
		Exercise Price
	Number of Shares	per Share
Balance at January 1, 2002	—	—

Options issued	940	$3.96
Balance at December 31, 2002	940	$3.96
Options canceled	(940)	$3.96
Options issued	1,389	$0.14
Options exercised	(49)	$0.14
Balance at December 31, 2003	1,340	$0.14
Options activity	—

Balance at December 31, 2004	1,340	$0.14

     The weighted average remaining contractual life of options outstanding at December 31, 2004 is 7 years.

     Outstanding Options and Warrants—The following table summarizes information about stock options and warrants outstanding at December 31, 2004:

	Options/Warrants	Weighted Average	Options/Warrants	Weighted Average
Exercise Price	Outstanding	Remaining Life	Exercisable	Exercise Price
$0.01*	4,000,000	2.0	4,000,000	$0.01
$0.14**	1,338,972	7.0	783,484	$0.14
$1.84*	1,208,333	4.0	1,208,333	$1.84
$7.25*	4,504,500	5.0	2,574,000	$7.25

Total	11,051,805		8,565,817

*	- Warrants

**	- Options issued to employees and directors

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

     During 2002, the Company reported accounts payable to related parties of $258,000 which represented professional fees and expense reimbursements due to Cardinal Point Associates (“CPA”) that provided certain services to the Company during the bankruptcy period. The Company’s Chief Executive Officer and Chief Financial Officer were principals of CPA. During 2002, CPA and Peninsula Partners, L.P., which owns approximately 15% of the Company’s common stock and had engaged CPA and previously paid their professional fees, sought approval by the Bankruptcy Court for the Company to pay these fees. In December 2002, the Bankruptcy Court denied approval of the payment of these fees and the Company reversed the liability and has included this amount in other income as gain on reversal of liabilities.

Note 11—Commitments and Contingencies

     Leases and rent expense - The Company has entered into an operating lease, expiring in 2005, for office space. Future minimum payments under this non-cancelable operating lease are $10,000 for 2005. Rent expense approximated $34,000 and $30,000 and $49,000 for 2004, 2003 and 2002, respectively.

     Contingencies - The Company is subject to certain claims and assessments and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

     License Renewal - Like other FCC licenses, the 39 GHz licenses which the Company holds were granted for an initial ten-year term and have renewal dates ranging from 2006 to 2011. To obtain renewal of a 39 GHz license, the licensee must demonstrate that it has provided “substantial service” during its license term. What level of service is considered “substantial” will vary depending upon the type of offering by the licensee, and the FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license will be canceled.

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

Note 14—Quarterly Financial Data (unaudited)

     Selected unaudited quarterly financial information is summarized as follows (in thousands, except per share data):

	Quarter Ended				Year Ended
	3/31/04	6/30/04	9/30/04	12/31/04 (1)	12/31/04
Revenues	$25	$27	$25	$27	$104
Loss from operations	(619)	(1,038)	(656)	(8,818)	(11,131)
Net loss	(1,097)	(1,523)	(1,158)	(10,750)	(14,528)
Basic and diluted net loss per common share	(0.05)	(0.07)	(0.06)	(0.49)	(0.67)

	Quarter Ended				Year Ended
	3/31/03	6/30/03	9/30/03	12/31/03 (2)	12/31/03
Revenues	$53	$37	$33	$17	$140
Loss from operations	(320)	(285)	(418)	(1,713)	(2,736)
Net loss	(361)	(738)	(870)	(2,211)	(4,180)
Basic and diluted net loss per common share	(0.02)	(0.04)	(0.04)	(0.11)	(0.21)

(1)	Net loss for the quarter includes an $8.3 million charge for variable accounting for employee stock options and $1.8 million in recognition of remaining deferred debt issue cost as a result of the repayment of Senior Notes on December 23, 2004.

(2)	Net loss for the quarter includes a $1.2 million charge for variable accounting for employee stock options.

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

     (b) Change in Internal Controls

     There have been no changes in the Company’s internal controls over financial reporting during the period being reported on, which could materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003.
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31,
2004, 2003 and 2002.
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

(2)	Financial Statement Schedules:

	Balance at	Additions			Balance
(in thousands)	Beginning	Charged to Costs	Charged		at End of
Description	of Period	and Expenses	to Other	Deductions	Period
Year ended December 31, 2004
Allowance for doubtful accounts	$2	$—	$—	$(1)	$1
Valuation allowance for deferred tax assets	116,384	—	—	(27,093)	89,291

Year ended December 31, 2003
Allowance for doubtful accounts	28	24	—	(50)	2
Valuation allowance for deferred tax assets	115,119	—	1,265	—	116,384

Year ended December 31, 2002
Allowance for doubtful accounts	—	28	—	—	28
Valuation allowance for deferred tax assets	105,188	—	9,931	—	115,119

(b)	Exhibits. Please see the Exhibit Index on page 44 of this Annual Report on Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of May 2005.

First Avenue Networks, Inc.

By:	/S/ Sandra G. Thomas

Sandra G. Thomas
Chief Financial Officer

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