Form 10-Q
period 2005-06-30
FIRST AVENUE NETWORKS INC
filed 2005-07-29
CIK 1010286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to
Commission File Number 000–21091

FIRST AVENUE NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
7925 Jones Branch Drive, McLean, VA 22102
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
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court: Yes ☑ No ☐ .
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes ☐. No ☑.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes ☑ No ☐.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 59,860,626 shares of its common stock outstanding as of July 8, 2005.

FIRST AVENUE NETWORKS, INC.

ITEM 1. FINANCIAL STATEMENTS
FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$76,026	$80,398
Accounts receivable, net	65	42
Prepaid expenses and other current assets	1,060	282

Total current assets	77,151	80,722
Property and equipment, net of accumulated depreciation	2,002	298
FCC licenses	60,662	21,662
Goodwill	90,848	—
Other assets	768	899

Total assets	$231,431	$103,581

Current liabilities:
Accounts payable	$176	$40
Accrued compensation and benefits	257	271
Accrued taxes other than income taxes, current portion	370	350
Deferred revenue, current portion	135	60
Accrued lease liability, current portion	269	—
Other accrued liabilities	357	220

Total current liabilities	1,564	941
Deferred revenue, less current portion	443	250
Accrued lease liability, less current portion	471	—
Accrued taxes other than income taxes, less current portion	3,760	3,760

Total liabilities	6,238	4,951

Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 59,660,626 and 34,158,016 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	60	34
Additional paid-in capital	275,175	145,029
Accumulated deficit	(50,042)	(46,433)

Total stockholders’ equity	225,193	98,630

Total liabilities and stockholders’ equity	$231,431	$103,581

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$331	$27	$596	$52

Costs and expenses:
Technical and network operations	558	—	1,521	1
Sales and marketing	703	178	912	355
General and administrative	1,146	886	2,420	1,350
Depreciation and amortization	19	1	35	3

Total costs and expenses	2,426	1,065	4,888	1,709

Loss from operations	(2,095)	(1,038)	(4,292)	(1,657)

Interest and other:
Interest expense to shareholders	—	(507)	—	(1,007)
Interest income	433	11	698	24
Other	(19)	11	(15)	20

Total interest and other	414	(485)	683	(963)

Net loss	$(1,681)	$(1,523)	$(3,609)	$(2,620)

Basic and diluted net loss per common share
Net loss	$(0.03)	$(0.07)	$(0.06)	$(0.12)

Weighted average common shares	59,653	21,267	57,758	21,075

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,609)	$(2,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35	3
Non-cash interest expense to shareholders	—	1,007
Non-cash stock-based compensation expense	298	917
Other non-cash charges	17	—
Changes in operating assets and liabilities, net of effect of acquisition	(9)	164

Net cash used in operating activities	(3,268)	(529)

Cash flows from investing activities:
Acquisition of property and equipment	(355)	—
Deposits for equipment purchases	(707)	—
Acquisition costs	(888)	—
Cash from Teligent acquisition	1,135	—
Deposit with FCC for 24 GHz spectrum auction	—	(3,445)
Purchase of certificate of deposit	—	(2,000)

Net cash used in investing activities	(815)	(5,445)

Cash flows from financing activities:
Proceeds from exercise of stock options	43	—
Transaction fees for sale of common stock	(332)	—
Net proceeds from the sale of common stock	—	4,262

Net cash (used in) provided by financing activities	(289)	4,262

Net decrease in cash and cash equivalents	(4,372)	(1,712)

Cash and cash equivalents, beginning of period	80,398	3,599

Cash and cash equivalents, end of period	$76,026	$1,887

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Issuance of senior secured notes to shareholders for paid-in-kind interest	$—	$599

Amortization of original issue discount on senior secured notes issued to shareholders	$—	$408

Issuance of common stock and warrants in connection with the acquisition of certain assets and assumption of certain liabilities of Teligent, Inc.	$130,162	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Avenue Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1—The Company and Basis of Presentation
     First Avenue Networks, Inc. (NASDAQ: FRNS) has assembled one of the largest and most comprehensive collections of millimeter wave spectrum in the United States. We hold over 750 licenses for spectrum between 38.6 GHz and 40 GHz, commonly referred to as 39 GHz spectrum, granted by the Federal Communications Commission or “FCC”. Our licenses extend over virtually the entire United States, covering over 284 million in population, and represent over 1 billion channel pops, calculated as number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels. On January 14, 2005, we purchased substantially all of the assets of Teligent, Inc (“Teligent”). These assets include Teligent’s portfolio of 24 GHz licenses and its fixed wireless operations and radio inventories. As of June 30, 2005, our spectrum portfolio now includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.5 billion channel pops.
     Our fixed wireless activities include services ranging from leasing spectrum to a diverse mix of fixed wireless service operations. We expect these operations to further our long-term objectives of participating in and leading the growing fixed wireless markets such as backhauling mobile phone traffic and providing cost effective extensions to fiber optic networks.
     We operate a cellular backhaul network in New York City with over 75 links. We plan to use this network as a foundation for future construction in the New York area and as a reference account for future nationwide network construction. We anticipate building to order facilities that can support cellular traffic backhaul, metropolitan transport and fiber extensions to bridge critical network gaps.
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
     The Company is subject to all of the risks inherent in an early-stage business in the wireless and telecommunication industries. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; government rulings that alter business models; employee turnover; and, operating cash requirements. Management expects operating losses and negative cash flows to continue for the near term. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.
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

º	FCC spectrum is a non-depleting asset;

º	The licenses are integral to the business and the Company expects them to contribute to cash flows indefinitely;

º	License renewal applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

º	Maintenance expenditures required to obtain future cash flows are not significant; and,

º	The Company intends to use these assets for the foreseeable future.
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
     Goodwill – The Company has one reporting unit. Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company’s common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the reasonableness of the market price of its common equity against other available comparable market data. All of the goodwill is related to the Company’s January 2005 acquisition of substantially all of the assets and assumption of certain related liabilities of Teligent, Inc. and its wholly-owned subsidiary, Teligent Services, Inc.
     Net loss per share – Calculation of net loss per share for the periods ended June 30, 2005 excludes the effect of warrants and options to purchase 10.3 million and 1.5 million, respectively, shares of common stock since inclusion in such calculation would have been antidilutive. Calculation of net loss per share for the periods ended June 30, 2004 excludes the effect of warrants and options to purchase 5.2 million and 1.3 million, respectively, shares of common stock since inclusion in such calculation would have been antidilutive.
     Stock options – Effective January 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) using the modified prospective application method. Under the modified prospective application, SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS 123R. In accordance with SFAS 123R, the Company has recorded a non-cash stock-based compensation charge of $286,000 during the six-month period ended June 30, 2005.
     Previously, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation No. 44”) for its stock-based compensation plan. In September 2003, the Company canceled 940,000 options to purchase common stock at a strike price of $3.96 which represented all of its outstanding options. The Company replaced these options with 1,388,717 options to purchase common stock at a strike price of $0.14. Of these options, 277,743 vested immediately and 277,743 vested on each of December 20, 2004 and 2003. The remainder vest equally on December 20, 2005 and 2006. The Company accounted for the reissued options using the variable method of accounting until its adoption of SFAS 123R. Accordingly, the Company has recorded a non-cash compensation charge of $917,000 during the six-month period ended June 30, 2004. If the Company had applied the provisions of APB 25 and Interpretation No. 44 in accounting for its stock-based compensation plan for the three month period and six month period ended June 30, 2005, net loss would have decreased by $1.9 million and $6.2 million, respectively, earnings per share would have been $0.01 and $0.05, respectively, and there would have been no effect on cash flows.
     The following table summarizes relevant information for the three month period and six month period ended June 30, 2004 as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” (SFAS 123) as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (SFAS 148) had been applied (in thousands, except per share data):

	For the Three	For the Six
	Months Ended	Months Ended June
	June 30, 2004	30, 2004
Net loss, as reported	$(1,523)	$(2,620)
Add: Stock based compensation expense included in reported net loss	723	917
Less: Stock based compensation determined under fair value based method for all awards	—	—

Pro-forma net loss	$(800)	$(1,703)

Basic and diluted loss per share, as reported	$(0.07)	$(0.12)

Basic and diluted loss per share, as adjusted	$(0.04)	$(0.08)

     During the six months ended June 30, 2005, the Company granted to employees and directors options to purchase 490,000 share of common stock with an exercise price of $8.70 per share. These options generally vest over a three year period and are exercisable for ten years. During the six months ended June 30, 2005, the Company has recorded a non-cash stock-based compensation charge as a result of this grant of $136,000. This charge is included in the total compensation charge recorded in accordance with SFAS 123R.
Note 2—Purchase of Teligent assets
     On January 14, 2005, the Company completed its acquisition of substantially all of the assets and assumption of certain related liabilities of Teligent. The acquisition was made pursuant to an Amended and Restated Asset Purchase Agreement, dated as of January 13, 2005. The assets acquired from Teligent included 24 GHz spectrum licenses, radio equipment and the infrastructure supporting the fixed wireless operations including an operational cellular backhaul network in New York City. In consideration for these assets, the Company issued 25.2 million shares of common stock and a warrant to purchase up to 2.5 million additional shares of common stock. The warrant entitles the holder to subscribe for and purchase from the Company shares of its common stock at prices ranging from $1.98 to $2.40 per share depending upon the exercise date. The warrant terminates on June 28, 2009 unless earlier terminated pursuant to the terms and conditions of the warrant. The Company has valued the acquisition at $131.2 million which consists of the following: (i) $121.0 million in common stock based upon the weighted average stock price of the Company’s common stock for the three days before and after the terms of the acquisition were agreed to and publicly announced; (ii) $9.1 million in warrants to acquire common stock valued using the Black-Scholes option pricing model; and, (iii) $1.1 million in acquisition costs. The assumptions used in the Black-Scholes option pricing model were as follows: (i) no dividends; (ii) a one and one half year life; (iii) a risk free interest rate of 3.53%; and, (iv) a volatility of 131%. The holder of 12% of First Avenue’s common stock also held a controlling interest in Teligent at the time of closing. The acquisition is being accounted for using the purchase method of accounting with the assets acquired and liabilities assumed recorded at fair value.
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

     The following table summarizes the preliminary purchase price allocation (dollars in thousands):

	Amount	Lives

Cash and cash equivalents	$1,135	N.A.
Accounts receivable	82	N.A.
Undeployed equipment	1,243	N.A.
Property and equipment	124	3 years
FCC licenses	39,000	Indefinite
Goodwill	90,848	Indefinite
Other assets	56	N.A.
Current liabilities	(388)	N.A.
Accrued taxes other than income	(20)	N.A.
Other non-current liabilities	(850)	N.A.

Net assets acquired	$131,230

     The results of operations of the acquired fixed wireless business are included in the consolidated results of operations from the acquisition date. None of the goodwill is expected to be amortized for tax purposes.
     Pro forma financial information for the six months ended June 30, 2005 and 2004 is not presented because Teligent did not maintain separate accounting records for its long distance business and its fixed wireless business. The Company did not acquire Teligent’s long distance business which represented 70% of Teligent’s historic revenue. As a result, Teligent’s historic financial statements would not provide meaningful information regarding the future operations of the business which the Company did acquire.
Note 3—Related Party Transactions
     A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 34.7% of the Company’s outstanding common stock.
     A member of the Board of Directors is a shareholder in a consulting firm which provides business development services to the Company. Under the terms of a consulting agreement between the Company and the consulting firm, the Company pays the consulting firm (i) $5,000 plus expenses per month and (ii) 5% of the monthly recurring net revenue received under each customer agreement entered into as a direct result of services provided by the consulting agreement. This agreement expires April 30, 2006. During the six months ended June 30, 2005 the Company paid $10,298 under this agreement.
Note 4—Common Stock
     During the six months ended June 30, 2005, the Company issued 1,600 shares of common stock to a consultant for services rendered. The Company has recorded a non-cash stock-based compensation charge of $11,500 as a result of this issuance. This charge was based on the average market value of the Company’s common stock during the period that services were rendered.
     During the six months ended June 30, 2005, the Company issued 306,000 shares of common stock upon the exercise of stock options with an exercise price of $0.14 per share. In July 2005, the Company issued 200,000 shares of common stock upon the exercise of stock options with an exercise price of $0.14 per share.
Note 5—FCC Auction Deposit
     In June 2004, the Company deposited $3.4 million with the Federal Communications Commission (“FCC”) for participation in the FCC’s auction of 24 GHz spectrum. In July 2004 auction, the Company purchased a license for one channel of 24 GHz spectrum in the Denver Basic Economic Area for $62,400. In August 2004, the FCC refunded the remainder of the deposit.
Note 6—Contingencies
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
     The Company currently has over 70 leases for spectrum on a link-by-link basis primarily in the southwestern and eastern United States and has leased spectrum in two urban regions in the southwestern United States. Additionally, the Company has retained nine fixed transmission links originated by its predecessor which customers incorporate into their telecommunication networks and utilize to provide a primary telecommunication link or, in other cases, redundancy, back-up or diversity to other telecommunication services. In December 2003, the Company entered into an Express Net contract with a large national telecommunications carrier. Under the terms of this contract, the Company has leased a portion of its spectrum in two urban regions for seven years.
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

     Subsequent to the Teligent acquisition, the Company is generating revenue by providing cellular backhaul services in New York City. Since our inception, we have generated operating and net losses and we expect to continue to generate operating and net losses and negative cash flows for at least the next few years. We currently have 15 employees (including officers) and operate with limited resources. We are currently focused on developing our business opportunities. We plan to hire additional employees and build the infrastructure required to deliver our services once we have signed long-term contracts with customers.
  Results of Operations
   Six months ended June 30, 2005 compared to six months ended June 30, 2004
     Revenues for the six months ended June 30, 2005 increased 1046% to $596,000 from $52,000 for the six months ended June 30, 2004. This increase is the result of the acquisition of Teligent’s fixed wireless operations in January 2005. The Company generates revenue by providing fixed wireless links, including a cellular backhaul network of more than 75 links in New York City. In addition, the Company recognizes revenue from its spectrum leasing program. Revenue under the spectrum leases is recognized prorata over the individual lease periods, which currently range from 12 to 84 months. At June 30, 2005, the Company had over 70 leases for its spectrum on a link-by-link basis and three leases for geographic areas.
     Technical and network operations costs and expenses are comprised primarily of equipment development cost, repair and maintenance costs for the fixed wireless business and compensation and related costs for engineering and maintenance personnel. Technical and network operations costs and expenses increased from $1,000 to $1.5 million for the six months ended June 30, 2005 compared to the same period in 2004 as a result of costs incurred to support the fixed wireless business acquired from Teligent. Technical and network operations costs and expenses were 255% and 2% of revenues for the six months ended June 30, 2005 and 2004, respectively. The Company expects these expenses to increase in future periods as it executes its business plan to grow its fixed wireless operations.
     Sales and marketing costs and expenses are comprised primarily of compensation and related costs and professional fees. These costs increased 157% to $912,000 for the six months ended June 30, 2005, compared to $355,000 for the six months ended June 30, 2004. This increase is a result of (i) $362,000 increase in compensation and benefits expense as a result of additional employees; (ii) $153,000 increase in professional fees as a result of using consultants for business development activities; (iii) $19,000 increase in public relations; (iv) $28,000 increase in travel to support increased marketing activities; (v) $12,000 increase in industry-related organizational dues; and, (vi) $9,000 increased in other expenses to support additional employees and consultants. The total of the increases is offset by a $26,000 decrease in non-cash stock-based compensation charge. Sales and marketing costs and expenses were 153% and 683% of revenues for the six months ended June 30, 2005 and 2004, respectively. The Company expects sales and marketing expenses to increase in future periods as a result of executing its business plan to grow its fixed wireless operations. Future reported sales and marketing expenses may be more than or less than those reported for the same period in 2004 as a result of 2004 reported expenses including amounts related to the Company’s stock options accounted for as variable. The non-cash stock-based compensation expense fluctuated significantly from quarter to quarter during 2004 as a result of this variable accounting for stock options. Since the Company has adopted SFAS 123R effective January 1, 2005, it no longer accounts for its stock options as variable. As a result, increases in future sales and marketing expenses may not be as large as the previously reported 2004 quarterly increases.
     General and administrative costs and expenses increased 79% to $2.4 million for the six months ended June 30, 2005 from $1.4 million for the six months ended June 30, 2004. General and administrative costs and expenses for the six months ended June 30, 2005 and 2004 primarily consist of compensation, professional fees and insurance. The increase in general and administrative costs and expenses during the six months ended June 30, 2005 is result of (i) $349,000 paid for 2004 bonuses in excess of that accrued at December 31, 2004; (ii) $240,000 increase in compensation and benefits expense as a result of additional employees; (iii) an increase of $270,000 in legal fees as a result of regulatory and corporate activities; (iv) an increase of $631,000 in consultants and other professional fees as a result of corporate activities; (v) $165,000 increase in insurance expense as a result of increased premiums for liability and directors and officers insurance; (vi) $102,000 increase in travel to support increased corporate activities; (vii) $21,000 increase in Board of Director fees; and, (viii) $26,000 increased in other expenses to support additional employees and consultants. The total of the increases is offset by a $734,000 decrease in non-cash stock-based compensation charge. General and administrative costs and expenses were 406% and 2596% of revenues for the six months ended June 30, 2005 and 2004, respectively. The Company expects general and administrative expenses to increase in future periods as a result of executing its business plan to grow its fixed wireless operations. Future reported general and administrative expenses may be more than or less than those reported for the same period in 2004 as a result of 2004 reported expenses including amounts related to the Company’s stock options accounted for as variable. The non-cash stock-based compensation expense fluctuated significantly from quarter to quarter during 2004 as a result of this variable accounting for stock options. Since the Company has adopted SFAS 123R effective January 1, 2005, it no longer accounts for its stock options as variable. As a result, increases in future general and administrative expenses may not be as large as the previously reported 2004 quarterly increases.

     Depreciation and amortization expense increased to $35,000 for the six months ended June 30, 2005 from $3,000 for the six months ended June 30, 2004. This increase is a result of an increase in the Company’s property and equipment to support its fixed wireless operations and to support 19 additional employees and consultants. Depreciation and amortization expense was 6% of revenues for both of the six months ended June 30, 2005 and 2004.
     Interest and other increased represents income of $683,000 for the six months ended June 30, 2005 as opposed to expense of $963,000 for the six months ended June 30, 2004. This change primarily is attributable to the elimination of interest expense of $1.0 million as a result of the Company paying its debt in full in December 2004 and an increase of $674,000 in interest income, resulting from increased cash balances.
     During the six months ended June 30, 2005, the Company increased its deferred tax valuation allowance to equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.
  Three months ended June 30, 2005 compared to three months ended June 30, 2004
     Revenues for the three months ended June 30, 2005 increased 1126% to $331,000 from $27,000 for the three months ended June 30, 2004. This increase is the result of the acquisition of Teligent’s fixed wireless operations in January 2005. The Company generates revenue by providing fixed wireless links, including a cellular backhaul network of more than 75 links in New York City. In addition, the Company recognizes revenue from its spectrum leasing program. Revenue under the spectrum leases is recognized prorata over the individual lease periods, which currently range from 12 to 84 months. At June 30, 2005, the Company had over 70 leases for its spectrum on a link-by-link basis and three leases for geographic areas.
     Technical and network operations costs and expenses are comprised primarily of equipment development cost, repair and maintenance costs for the fixed wireless business and compensation and related costs for engineering and maintenance personnel. Technical and network operations costs and expenses increased $558,000 from zero for the three months ended June 30, 2005, compared to the same period in 2004 as a result of costs incurred to support the fixed wireless business acquired from Teligent. Technical and network operations costs and expenses were 169% and 0% of revenues for the three months ended June 30, 2005 and 2004, respectively. The Company expects these expenses to increase in future periods as it executes its business plan to grow its fixed wireless operations.
     Sales and marketing costs and expenses are comprised primarily of compensation and related costs and professional fees. These costs increased 295% to $703,000 for the three months ended June 30, 2005, compared to $178,000 for the three months ended June 30, 2004. This increase is a result of (i) $405,000 increase in compensation and benefits expense as a result of additional employees; (ii) $86,000 increase in professional fees as a result of using consultants for business development activities; (iii) $8,000 increase in public relations; (iv) $17,000 increase in travel to support increased marketing activities; and, (v) $9,000 increase in industry-related organizational dues. Sales and marketing costs and expenses were 212% and 659% of revenues for the three months ended June 30, 2005 and 2004, respectively. The Company expects sales and marketing expenses to increase in future periods as a result of executing its business plan to grow its fixed wireless operations. Future reported sales and marketing expenses may be more than or less than those reported for the same period in 2004 as a result of 2004 reported expenses including amounts related to the Company’s stock options accounted for as variable. The non-cash stock-based compensation expense fluctuated significantly from quarter to quarter during 2004 as a result of this variable accounting for stock options. Since the Company has adopted SFAS 123R effective January 1, 2005, it no longer accounts for its stock options as variable. As a result, increases in future sales and marketing expenses may not be as large as the previously reported 2004 quarterly increases.
     General and administrative costs and expenses increased 29% to $1.1 million for the three months ended June 30, 2005 from $886,000 for the three months ended June 30, 2004. General and administrative costs and expenses for the three months ended June 30, 2005 and 2004 primarily consist of compensation, professional fees and insurance. The increase in general and administrative costs and expenses during the three months ended June 30, 2005 is result of (i) $151,000 increase in compensation and benefits expense as a result of additional employees; (ii) an increase of $141,000 in legal fees as a result of regulatory and corporate activities; (iii) an increase of $342,000 in consultants and other professional fees as a result of corporate activities; (iv) $83,000 increase in insurance expense as a result of increased premiums for liability and directors and officers insurance; (v) $48,000 increase in travel to support increased corporate activities; and, (vi) $11,000 increase in Board of Director fees. The total of the increases is offset by a $516,000 decrease in non-cash stock-based compensation charge. General and administrative costs and expenses were 346% and 3281% of revenues for the three months ended June 30, 2005 and 2004, respectively. The Company expects general and administrative expenses to increase in future periods as a result of executing its business plan to grow its fixed wireless operations. Future reported general and administrative expenses may be more than or less than those reported for the same period in 2004 as a result of 2004 reported expenses including amounts related to the Company’s stock options accounted for as variable. The non-cash stock-based compensation expense fluctuated significantly from quarter to quarter during 2004 as a result of this variable accounting for stock options. Since the Company has adopted SFAS 123R effective January 1, 2005, it no longer accounts for its stock options as variable. As a result, increases in future general and administrative expenses may not be as large as the previously reported 2004 quarterly increases.
     Depreciation and amortization expense increased by 180% to $19,000 from $1,000 for the three months ended June 30, 2005 compared to the same period in 2004. This increase is a result of an increase in the Company’s property and equipment to support its fixed wireless operations and to support 19 additional employees and consultants. Depreciation and amortization expense was 6% and 4% of revenues for the three months ended June 30, 2005 and 2004, respectively.
     Interest and other represents income of $414,000 for the three months ended June 30, 2005 as opposed to expense of $485,000 for the three months ended June 30, 2004. This change primarily is attributable to the elimination of interest expense of $507,000 as a result of the Company paying its debt in full in December 2004 and an increase of $422,000 in interest income, resulting from increased cash balances.
     During the three month period ended June 30, 2005, the Company increased its deferred tax valuation allowance to equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.
     Liquidity and Capital Resources
     During the six months ended June 30, 2005, operating activities used cash of approximately $3.3 million as compared to $529,000 during the six months ended June 30, 2004. Cash used by operating activities resulted primarily from the Company’s net loss decreased by depreciation and non-cash stock based compensation expense. The increase in cash used in operating activities is the result of the cash required to support the fixed wireless operations acquired from Teligent in January 2005 and to promote the Company’s organic growth.
     During the six months ended June 30, 2005, investing activities used cash of $815,000 for (i) the acquisition of equipment to be deployed; (ii) making deposits for future equipment to be deployed; and, (iii) acquisition costs related to the Teligent acquisition offset by cash of $1.1 million received in the Teligent acquisition. Cash used in investing activities of $5.4 million during the six months ended June 30, 2004 were the result of the purchase of a certificate of deposit and making a deposit with the FCC for a spectrum auction.
     During the six months ended June 30, 2005, financing activities used cash of $289,000 as a result of costs incurred in the quarter related to the registration of the common stock sold in December 2004. During the six months ended June 30, 2004, financing activities provided cash of approximately $4.3 million. In January 2004, the Company sold 1.2 million units, each unit comprised of one share of common stock and one warrant, for $3.60 per unit, yielding gross proceeds of $4.4 million. The Company incurred $86,000 of professional expenses as a result of this transaction.
     In connection with emerging from bankruptcy proceedings in December 2001, the Company issued $11.0 million of five-year senior secured notes (“Notes”) and 4 million fully-vested five-year New Class A Warrants with an exercise price of $0.01 to holders of Notes for aggregate consideration of $11.0 million. The Notes bore interest at the rate of 9% per annum, payable quarterly through the issuance of additional Notes at the Company’s option. During the six months ended June 30, 2004, the Company issued $599,000 of additional Notes in lieu of interest. The Notes and accrued interest were repaid in December 2004.
     The Company recorded the original issuance of the Notes net of the estimated fair value of the New Class A Warrants at the issuance date. Amortization of debt discount of $408,000 has been determined utilizing the effective interest rate method and is a component of interest expense for the six months ended June 30, 2004.
     The Company had cash and cash equivalents totaling $76.0 million at June 30, 2005. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses and experience negative cash flows for at least the next few years. Subsequent to the Teligent acquisition, the Company is generating revenue by providing cellular backhaul services in New York City. The Company currently has 15 employees (including officers) and operates with limited resources. The Company is currently focused on developing its business opportunities. It does not plan to hire a significant number of additional employees or build the infrastructure required to deliver services until it has signed long-term contracts with customers. Based upon its current cash balance, limited operations and historic annual cash utilization, the Company believes that its cash resources are sufficient to fund its operations and capital requirements beyond 2005. The Company does not anticipate a significant increase in cash utilization to support the spectrum assets and existing operations acquired from Teligent. However, additional unforeseen expenditures may require the Company to obtain additional financing.
Critical Accounting Matters and Significant Estimates
     The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions, including those related to long-lived assets, property and equipment, income taxes, contingencies and litigation, and the carrying values of assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:
•	FCC Licenses — The Company accounts for its FCC licenses in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which requires that goodwill and intangible assets with indefinite lives not be amortized, but be tested annually or whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. The Company has determined that its FCC licenses have indefinite useful lives due to the following:
º	FCC spectrum is a non-depleting asset;

º	The licenses are integral to the business and the Company expects them to contribute to cash flows indefinitely;

º	License renewal applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

º	Maintenance expenditures required to obtain future cash flows are not significant; and,

º	The Company intends to use these assets for the foreseeable future.
Given the nature of the Company’s 24 and 39 GHz spectrum licenses, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At December 31, 2004, the Company’s FCC licenses had a carrying value of $21.6 million. During 2004, the Company performed a valuation of its spectrum under SFAS 142 which resulted in an $89 million valuation for its 39 GHz spectrum. In connection with its acquisition of Teligent’s FCC spectrum, the Company performed a valuation of the 24 GHz spectrum under SFAS 142 which resulted in a $39 million valuation. In performing both of these evaluations, the Company identified a number of factors that are considered to be indicative of the value of its FCC licenses, including (i) the increase in its public equity value; (ii) private purchases of similar licenses; (iii) the increase in the public equity value of companies providing similar services or holding similar FCC licenses; and (iv) the results of recent FCC spectrum auctions for this or similar spectrum. Each of the factors was then quantified and weighted in deriving the estimated fair value. No impairment of the FCC license value occurred during the six month period ended June 30, 2005.
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
The Company’s 39 GHz and 24 GHz licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2011. In order for the licenses to be renewed, the Company must demonstrate that it has provided “substantial service” during the license term. The level of service that will be considered “substantial” may vary depending upon the type of product offering. The FCC has provided guidelines only for offerings that represent radio transmissions from one fixed point to another fixed point, where it has indicated that the licensee should have constructed four individual point-to-point radio transmission links per channel per million persons in the market area. While all of the Company’s service offerings are on a point-to-point basis, the Company does not currently meet the substantial service guidance provided by the FCC and may not be able to meet this requirement before the expiration date of its licenses. The FCC evaluates whether “substantial service” is provided as of the renewal date. Even if the Company were to meet the safe harbor guidelines today, it may not meet them as of the renewal date. Additionally, the FCC may modify its definition of substantial service and, in the future, the Company may offer products for which the FCC establishes more stringent substantial service requirements. The Company may be unable to meet the FCC’s renewal requirements and could lose its licenses. The loss of some of its licenses could limit the expansion of the Company’s business and harm its operating results.
The Company’s licenses are integral to its business. As a result, the Company believes that it must focus on protecting this valuable asset as its business plan evolves. As a result of its recent sale of common stock which raised $93 million in gross proceeds, the Company believes it has the resources needed to grow its cellular backhaul business. The Company also continues to lease spectrum utilizing a non-capital intensive method intended to put more of its FCC licenses to work. The Company plans to introduce new product offerings utilizing its spectrum. Under its current business plan, the Company believes that it will meet the FCC’s “substantial service” requirement prior to its various license renewal dates. The Company will continue to periodically assess its progress toward meeting this requirement. If at any time the Company determines that it will most likely not meet these requirements, it will modify the life of the particular FCC licenses and begin amortizing the cost over the remaining license period.
•	Goodwill — The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. Under the provisions of SFAS 142, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise.

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

•	Deferred taxes — The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would be reported as (i) a direct addition to additional paid in capital to the extent that the adjustment arises from the use of net operating loss carryforwards acquired from its predecessor and (ii) an increase in income in the period such determination is made to the extent the adjustment arises for any other reason.

•	Accrued taxes other than income taxes — At June 30, 2005, other accrued taxes included accrued property tax and use tax liabilities of approximately $2.6 million and $1.5 million, respectively that were incurred by the predecessor company. Such liabilities are expected to be released as the Company reaches settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While management believes the amounts represent reasonable estimates of the amounts potentially owed by the Company, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts. When the Company pays any amounts due, it will reduce the recorded liability and cash accordingly.

•	Fresh start accounting — In connection with its emergence from bankruptcy, the Company reflected terms of the Plan in its consolidated financial statements by adopting the fresh start accounting provisions of SOP 90-7 on December 31, 2001. Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In adopting fresh start accounting, the Company utilized the reorganization value or fair value of the entity. The reorganization value of a company is the amount of value available and to become available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the debtor-in-possession and the creditors and holders of equity interests. A committee of unsecured creditors together with the Company determined a reorganization value of approximately $53.7 million which was deemed fair value of the assets of the reorganized business, with FCC licenses comprising 86% of the reorganization value. The Company’s recoverability of its investment in FCC licenses is dependent upon its successful execution of its business plan.

•	Developmental stage — The Company is subject to all of the risks inherent in an early-stage business in the telecommunication industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. In 2004, the

Company had less than $100,000 in revenues from its spectrum leasing business. In 2005, it began generating revenue by providing cellular backhaul services in New York City. From 2002 through December 2004, the Company has generated operating losses of $40.6 million and net losses of $46.4 million. It expects to generate operating and net losses and negative cash flows for at least the next few years. The Company currently has 15 employees (including officers) and operates with limited resources. Management is currently focused on developing the Company’s business opportunities. Management does not plan to hire a significant number of additional employees or build the infrastructure required to deliver services until the Company has signed long-term contracts with customers. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of these assets is highly dependent on the ability of management to execute on its business plan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At June 30, 2005, the Company had cash and cash equivalents of $76.0 million that were held in bank accounts and in money market accounts yielding an average interest rate of 2.5% and original maturity of less than three months. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government or its agencies and commercial paper of domestic corporations. Our policy prohibits investing in instruments with maturities that exceed 365 days without prior approval of the Board of Directors. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.
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
     (b) Change in Internal Controls
     There have been no changes in the Company’s internal controls over financial reporting during the period being reported on, which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 4. Submission of Matters to a Vote of Stockholders
The Company held its annual meeting of stockholders (the “Annual Meeting”) on June 7, 2004. Matters submitted to a vote of Company stockholders and voting results were as follows:
(i)	Stockholders elected Dean M. Johnson, John Muleta, Wharton B. Rivers, Jr., Richard L. Shorten, Jr., Neil Subin, Matthew J. Teplitz and R. Ted Weschler as directors of the Company. Votes cast at the Annual Meeting with respect to this matter were as follows:

		Votes to withhold
		authorization for
Nominee	Votes in favor of election	election
Dean M. Johnson	40,113,176	431
John Muleta	40,113,188	419
Wharton B. Rivers, Jr.	40,110,670	2,937
Richard L. Shorten, Jr.	40,110,688	2,919
Neil Subin	40,113,188	419
Matthew J. Teplitz	40,113,188	419
R. Ted Weschler	40,113,188	419
(ii)	Stockholders approved an amendment to the Company’s Stock Option Plan to (i) increase the number of shares available for issuance under the plan; (ii) include provisions for withholding taxes to conform with current Internal Revenue Service regulations; and (iii) eliminate the Company’s ability to reissue options for shares of common stock that have been repurchased by the Company or to reissue options for the number of shares of common stock delivered to the Company as payment for the option exercise price. Votes cast at the Annual Meeting with respect to this matter were 32,686,611 votes in favor of the approval of the amendment of the Company’s Stock Option Plan, 10,456 votes against the approval and 403 votes abstained.

Item 6. EXHIBITS
(a)	Exhibits:

31.1	Certification of Dean M. Johnson under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Sandra G. Thomas under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Dean M. Johnson under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Sandra G. Thomas under Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Avenue Networks , Inc.
July 29, 2005	By:	/s/ Dean M. Johnson
Date		Dean M. Johnson
President, Chief Executive Officer and Director

     Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dean M. Johnson Dean M. Johnson	President, Chief Executive Officer and Director	July 29, 2005

/s/ Sandra G. Thomas Sandra G. Thomas	Chief Financial Officer Principal Financial and Accounting Officer	July 29, 2005

EXHIBIT INDEX

Exhibit No.	Title
31.1	Certification of Dean M. Johnson under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Sandra G. Thomas under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Dean M. Johnson under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Sandra G. Thomas under Section 906 of the Sarbanes-Oxley Act.