Form 10-Q
period 2005-09-30
FIRST AVENUE NETWORKS INC
filed 2005-10-31
CIK 1010286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2005

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes ☐ No ☑.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court: Yes ☑ No ☐.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 59,863,026 shares of its common stock outstanding as of October 11, 2005.

FIRST AVENUE NETWORKS, INC.

ITEM 1. FINANCIAL STATEMENTS
FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	September 30, 2005	December 31, 2004
Current assets:
Cash and cash equivalents	$73,951	$80,398
Accounts receivable, net	152	42
Prepaid expenses and other current assets	1,022	282

Total current assets	75,125	80,722
Property and equipment, net of accumulated depreciation	3,211	298
FCC licenses	60,662	21,662
Goodwill	90,448	—
Other assets	246	899

Total assets	$229,692	$103,581

Current liabilities:
Accounts payable	$459	$40
Accrued compensation and benefits	612	271
Accrued taxes other than income taxes, current portion	369	350
Deferred revenue, current portion	151	60
Accrued lease liability, current portion	269	—
Other accrued liabilities	573	220

Total current liabilities	2,433	941
Deferred revenue, less current portion	386	250
Accrued lease liability, less current portion	403	—
Accrued taxes other than income taxes, less current portion	3,760	3,760

Total liabilities	6,982	4,951

Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 59,863,026 and 34,158,016 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	60	34
Additional paid-in capital	277,080	145,029
Accumulated deficit	(54,430)	(46,433)

Total stockholders’ equity	222,710	98,630

Total liabilities and stockholders’ equity	$229,692	$103,581

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$333	$25	$929	$77

Costs and expenses:
Technical and network operations	878	—	2,399	1
Sales and marketing	755	122	1,667	477
General and administrative	3,566	558	5,986	1,908
Depreciation and amortization	29	1	64	4

Total costs and expenses	5,228	681	10,116	2,390

Loss from operations	(4,895)	(656)	(9,187)	(2,313)

Interest and other:
Interest expense to shareholders	—	(514)	—	(1,521)
Interest income	497	8	1,195	32
Other	10	4	(5)	24

Total interest and other	507	(502)	1,190	(1,465)

Net loss	$(4,388)	$(1,158)	$(7,997)	$(3,778)

Basic and diluted net loss per common share
Net loss	$(0.07)	$(0.06)	$(0.14)	$(0.18)

Weighted average common shares	59,846	21,288	58,462	21,146

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,997)	$(3,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64	4
Non-cash interest expense to shareholders	—	1,521
Non-cash stock-based compensation expense	2,176	1,245
Other non-cash charges	17	—
Changes in operating assets and liabilities, net of effect of acquisition	683	9

Net cash used in operating activities	(5,057)	(999)

Cash flows from investing activities:
Acquisition of property and equipment	(1,592)	—
Deposits for equipment purchases	(184)	—
Acquisition costs	(888)	—
Cash from Teligent acquisition	1,535	—
Deposit with FCC for 24 GHz spectrum auction	—	(62)
Purchase of certificate of deposit	—	(2,000)

Net cash used in investing activities	(1,129)	(2,062)

Cash flows from financing activities:
Proceeds from exercise of stock options	71	—
Transaction fees for sale of common stock	(332)	—
Net proceeds from the sale of common stock	—	4,262

Net cash (used in) provided by financing activities	(261)	4,262

Net (decrease) increase in cash and cash equivalents	(6,447)	1,201

Cash and cash equivalents, beginning of period	80,398	3,599

Cash and cash equivalents, end of period	$73,951	$4,800

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Issuance of senior secured notes to shareholders for paid-in-kind interest	$—	$908

Amortization of original issue discount on senior secured notes issued to shareholders	$—	$613

Issuance of common stock and warrants in connection with the acquisition of certain assets and assumption of certain liabilities of Teligent, Inc.	$130,162	$—

The accompanying notes are an integral part of these consolidated financial statements.

First Avenue Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1—The Company and Basis of Presentation
     First Avenue Networks, Inc. (NASDAQ: FRNS) has assembled one of the largest and most comprehensive collections of millimeter wave spectrum in the United States. We hold over 750 licenses for spectrum between 38.6 GHz and 40 GHz, commonly referred to as 39 GHz spectrum, granted by the Federal Communications Commission or “FCC”. Our licenses extend over virtually the entire United States, covering over 284 million in population, and represent over 1 billion channel pops, calculated as number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels. On January 14, 2005, we purchased substantially all of the assets of Teligent, Inc. (“Teligent”). These assets include Teligent’s portfolio of 24 GHz licenses and its fixed wireless operations and radio inventories. As of September 30, 2005, our spectrum portfolio now includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.5 billion channel pops.
     Our fixed wireless activities include services ranging from leasing spectrum to a diverse mix of fixed wireless service operations. We expect these operations to further our long-term objectives of participating in and leading the growing fixed wireless markets such as backhauling mobile phone traffic and providing cost effective extensions to fiber optic networks.
     We operate a cellular backhaul network in New York City with over 70 links. We plan to use this network as a foundation for future construction in the New York area and as a reference account for future nationwide network construction. We anticipate building to order facilities that can support cellular traffic backhaul, metropolitan transport and fiber extensions to bridge critical network gaps.
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
     Interim financial statements — Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2004 audited consolidated financial statements and notes thereto contained in the Company’s 2004 Annual Report on Form 10-K, as amended.
     Use of estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Among the more significant estimates made by management include assigning fair values to acquired assets and liabilities, assessing impairment, if any, of long lived assets, accrued property and use taxes and realization of deferred tax assets.
     Reclassifications — Certain reclassifications have been made to prior period amounts to conform to current period classifications.
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
     Goodwill — The Company has one reporting unit. Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company’s common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the reasonableness of the market price of its common equity against other available comparable market data. All of the goodwill is related to the Company’s January 2005 acquisition of substantially all of the assets and assumption of certain related liabilities of Teligent and its wholly-owned subsidiary, Teligent Services, Inc.
     Net loss per share — Calculation of net loss per share for the period ended September 30, 2005 excludes the effect of warrants and options to purchase 10.3 million and 3.0 million, respectively, shares of common stock since inclusion in such calculation would have been antidilutive. Calculation of net loss per share for the period ended September 30, 2004 excludes the effect of warrants and options to purchase 5.2 million and 1.3 million, respectively, shares of common stock since inclusion in such calculation would have been antidilutive.
     Stock options — Effective January 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) using the modified prospective application method. Under the modified prospective application, SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS 123. In accordance with SFAS 123R, the Company has recorded a non-cash stock-based compensation charge of $1.9 million and $2.2 million during the three-month and nine-month periods ended September 30, 2005, respectively.
     Prior to January 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation No. 44”) for its stock-based compensation plan. In September 2003, the Company canceled 940,000 options to purchase common stock at a strike price of $3.96 which represented all of its outstanding options. The Company replaced these options with 1,388,717 options to purchase common stock at a strike price of $0.14. These options generally vested over five years from the initial grant date and have a ten year life. The Company accounted for the reissued options using the variable method of accounting until its adoption of SFAS 123R. Accordingly, the Company has recorded a non-cash compensation charge related to these options of $1.2 million during the nine-month period ended September 30, 2004. If the Company had applied the provisions of APB 25 and Interpretation No. 44 in accounting for its stock-based compensation plan for the three month period ended September 30, 2005, net loss would have increased by $3.6 million, net loss per share would have increased by $0.06, and there would have been no effect on cash flows. If the Company had applied the provisions of APB 25 and Interpretation No. 44 in accounting for its stock-based compensation plan for the nine month period ended September 30, 2005, net loss would have decreased by $2.6 million, net losss per share would have decreased by $0.04 and there would have been no effect on cash flows.
     The following table summarizes relevant information for the three month period and nine month period ended September 30, 2004 as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS 123, “Accounting for Stock Based Compensation,” (“SFAS 123”) as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” (“SFAS 148”) had been applied (in thousands, except per share data):

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2004	September 30, 2004
Net loss, as reported	$(1,158)	$(3,778)
Add: Stock based compensation expense included in reported net loss	329	1,245
Less: Stock based compensation determined under fair value based method for all awards	—	—

Pro-forma net loss	$(829)	$(2,533)

Basic and diluted loss per share, as reported	$(0.06)	$(0.18)

Basic and diluted loss per share, as adjusted	$(0.04)	$(0.12)

     During the nine months ended September 30, 2005, the Company granted to employees and directors options to purchase 590,000 shares of common stock with an exercise price of $8.70 per share and 1,560,000 shares of common stock with an exercise price of $7.00 per share. These options vest over periods of three to four years and exercisable for periods of five to ten years. During the nine months ended September 30, 2005, the Company has recorded a non-cash stock-based compensation charge as a result of these grants of $427,000. This charge is included in the total stock-based compensation charge recorded in accordance with SFAS 123R.
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
     The Company purchased Teligent’s 24 GHz assets, in particular the spectrum licenses, in order to assemble what the Company considers to be the premier collection of millimeter wave spectrum in the United States. The combination of the Company’s 39 GHz spectrum with Teligent’s 24 GHz spectrum provides outstanding breadth of geographic coverage, depth in key markets and complementary technical and propagation characteristics. The acquisition of Teligent’s fixed wireless operations includes an operational cellular backhaul network. This network provides the Company with a foundation for future growth in New York and a reference account for future nationwide network construction.

     The following table summarizes the preliminary purchase price allocation (dollars in thousands):

	Amount	Lives
Cash and cash equivalents	$1,535	N.A.
Accounts receivable	82	N.A.
Undeployed equipment	1,243	N.A.
Property and equipment	124	3 years
FCC licenses	39,000	Indefinite
Goodwill	90,448	Indefinite
Other assets	56	N.A.
Current liabilities	(388)	N.A.
Accrued taxes other than income	(20)	N.A.
Other non-current liabilities	(850)	N.A.

Net assets acquired	$131,230

     The results of operations of the acquired fixed wireless business are included in the consolidated results of operations from the acquisition date. None of the goodwill is expected to be amortized for tax purposes.
     Pro forma financial information for the periods ended September 30, 2005 and 2004 is not presented because Teligent did not maintain separate accounting records for its long distance business and its fixed wireless business. The Company did not acquire Teligent’s long distance business which represented 70% of Teligent’s historic revenue. As a result, Teligent’s historic financial statements would not provide meaningful information regarding the future operations of the business which the Company did acquire.
Note 3—Related Party Transactions
     A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 34.6% of the Company’s outstanding common stock.
     A member of the Board of Directors is a shareholder in a consulting firm which provides business development services to the Company. Under the terms of a consulting agreement between the Company and the consulting firm entered into in April 2005, the Company pays the consulting firm (i) $5,000 plus expenses per month and (ii) 5% of the monthly recurring net revenue received under each customer agreement entered into as a direct result of services provided by the consulting agreement. This agreement expires April 30, 2006. During the nine months ended September 30, 2005, the Company incurred $25,298 under this agreement.
     In September 2005, the Company entered into a Separation, Option Amendment and Consultant Agreement with Dean Johnson, the Company’s former CEO and a member of the Board of Directors. Under the terms of this agreement, the Company agreed to pay a consulting fee of $20,833 per month for a period of 75 days from the date of the agreement. During the nine months ended September 30, 2005, the Company incurred $20,833 under this agreement.
Note 4—Common Stock
     During the nine months ended September 30, 2005, the Company issued 4,000 shares of common stock to a consultant for services rendered. The Company has recorded a non-cash stock-based compensation charge of $26,000 as a result of this issuance. This charge was based on the average market value of the Company’s common stock during the period that services were rendered.
     During the nine months ended September 30, 2005, the Company issued 506,000 shares of common stock upon the exercise of stock options with an exercise price of $0.14 per share.
Note 5—FCC Auction Deposit
     In June 2004, the Company deposited $3.4 million with the Federal Communications Commission (“FCC”) for participation in the FCC’s auction of 24 GHz spectrum. In the July 2004 auction, the Company purchased a license for one channel of 24 GHz spectrum in the Denver Basic Economic Area for $62,400. In August 2004, the FCC refunded the remainder of the deposit.

Note 6—Contingencies
     Contingencies — The Company is subject to certain claims and assessments and makes routine filings with the FCC and state regulatory authorities. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.
Note 7—Subsequent Event
     In early 2004, the Company was contacted telephonically by the FCC regarding 15 spectrum leases allegedly effectuated prior to the effective date of the spectrum leasing rules adopted pursuant to the FCC’s First Report and Order in the Secondary Market Initiative (FCC-03-113). In October 2005, the Company entered into a Consent Decree with the FCC whereby the Company agreed to make a voluntary contribution of $20,000 to the United States Treasury and to adopt and implement a plan to ensure future compliance with FCC-03-113. The Company further agreed to keep this compliance plan in effect for three years. In exchange, the FCC concluded its investigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion in conjunction with the section below titled “ Cautionary Statement,” our Consolidated Financial Statements and related Notes, and other financial information appearing in our most recently filed Annual Report on Form 10-K, as amended.
  Executive Overview
     First Avenue Networks owns a significant amount of radio spectrum regulated by the Federal Communications Commission (“FCC”). Utilizing this spectrum, the Company’s planned activities include services ranging from leasing spectrum to a diverse mix of service operations. These service operations include radio transmissions over the electromagnetic waves from one fixed point to another fixed point or from one fixed point to multiple fixed points. Such transmissions are commonly referred to as fixed wireless transmissions as opposed to mobile wireless transmissions. The Company expects these operations to further its long term objectives of participating in the growing fixed wireless markets such as transporting mobile phone traffic from one transmit site to another transmit site or to the public service telephone network (backhauling cellular traffic) and providing cost effective extensions to networks utilizing fiber optic cables. The Company periodically may pursue acquisitions of or mergers with other companies or acquisitions of complimentary technologies to further these long term objectives.
     All of the Company’s business activities are currently in the initial stage of development. It operates a wireless network which backhauls cellular traffic in New York City with over 70 links. The Company plans to grow its business to operate point to point or point to multiple point radio transmissions for backhauling cellular traffic, metropolitan transport and extensions off of fiber optic networks to bridge critical network gaps. The Company intends to build the infrastructure required to expand these services only after it has signed long-term contracts with customers.
     The Company also leases certain of its spectrum to facilitate the construction of high-speed wireless telecommunications networks. Its leasing products, Express Link and Express Net, offer a way for telecommunications carriers and enterprise customers to access interference-free, carrier class licensed spectrum on a capital and cost efficient basis.
Background
     From its inception in 1993 through the first quarter of 2001, the Company acquired airwave capacity, or spectrum rights, through FCC auctions and purchase transactions, raised capital through public and private offerings of securities, acquired equipment and roof rights, and developed operating and support systems and networks. From 1996 to 2000, the Company utilized several strategies to provide broadband Internet services. It invested heavily in the testing and deployment of fixed wireless links and networks. In 1998, it began to sell a variety of Internet services to end-users in Seattle, WA, Portland, OR, and Phoenix, AZ. In late 1999, the Company’s strategy evolved into providing high-speed transmission services, including Internet access, to businesses. During 2000, it launched these services in ten markets. In the first quarter of 2001, the Company was unable to secure additional funding sources to continue to finance operations and service debt.
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
     Subsequent to the Effective Date, the Company’s product offering consisted of leasing its spectrum to others to construct high-speed wireless telecommunications networks. Its leasing products, provide a way for telecommunications carriers and enterprise customers to access interference-free, carrier class licensed spectrum. The Company’s leasing strategy allows it to utilize its FCC licenses to facilitate wireless telecommunications services in a capital efficient manner. It seeks to identify, contact and serve existing telecommunications carriers in a manner that does not require significant sales and marketing, operating and capital expenditures. The recoverability of the Company’s investment in its FCC licenses is dependent on the successful execution of its business plan, as it evolves.
     The Company currently has approximately 70 leases for spectrum on a link-by-link basis, primarily in the southwestern and eastern United States and has leased spectrum in seven geographic regions. Additionally, the Company has retained nine fixed transmission links originated by its predecessor which customers incorporate into their telecommunication networks and utilize to provide a primary telecommunication link or, in other cases, redundancy, back-up or diversity to other telecommunication services. In December 2003, the Company entered into an Express Net contract with a large national telecommunications carrier. Under the terms of this contract, the Company has leased a portion of its spectrum in two urban regions for seven years.
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
     The Company recorded the assets and liabilities of Teligent and the acquired operations in the Company’s financial statements as of the acquisition date. The assets and liabilities have been recorded at fair market value at the date of acquisition in accordance with the purchase method of accounting. The Company has allocated 29.71% and 69.28% of the $131.2 million purchase price to the 24 GHz spectrum and goodwill, respectively.
     Subsequent to the Teligent acquisition, the Company generates revenue by providing cellular backhaul services in New York City. Since our inception, we have generated operating and net losses and we expect to continue to generate operating and net losses and negative cash flows for at least the next few years. We currently have 17 employees (including officers) and operate with limited resources. We are currently focused on developing our business opportunities. We plan to hire additional employees and build the infrastructure required to deliver our services once we have signed long-term contracts with customers.
  Results of Operations
  Nine months ended September 30, 2005 compared to nine months ended September 30, 2004
     Revenues for the nine months ended September 30, 2005 increased 1106% to $929,000 from $77,000 for the nine months ended September 30, 2004. This increase is the result of the acquisition of Teligent’s fixed wireless operations in January 2005. The Company generates revenue by providing fixed wireless links, including a cellular backhaul network of more than 70 links in New York City. In addition, the Company recognizes revenue from its spectrum leasing program. Revenue under the spectrum leases is recognized prorata over the individual lease periods, which currently range from 12 to 84 months. At September 30, 2005, the Company had approximately 70 leases for its spectrum on a link-by-link basis and seven leases for geographic areas.
     Technical and network operations costs and expenses are comprised primarily of equipment development cost, repair and maintenance costs for the fixed wireless business and compensation and related costs for engineering and maintenance personnel. Technical and network operations costs and expenses increased from $1,000 to $2.4 million for the nine months ended September 30, 2005 compared to the same period in 2004 as a result of costs incurred to support the fixed wireless business acquired from Teligent. Technical and network operations costs and expenses were 258% and 1% of revenues for the nine months ended September 30, 2005 and 2004, respectively. The Company expects these expenses to increase in future periods as it executes its business plan to grow its fixed wireless operations.
     Sales and marketing costs and expenses are comprised primarily of compensation and related costs and professional fees. Sales and marketing costs and expenses increased 249% to $1.7 million for the nine months ended September 30, 2005, compared to $477,000 for the nine months ended September 30, 2004. This increase is a result of additional salaries and benefits and professional fees to support the Company’s sales efforts as well as increases in travel and industry-related organizational dues. Sales and marketing costs and expenses were 179% and 619% of revenues for the nine months ended September 30, 2005 and 2004, respectively. The Company expects sales and marketing expenses, other than those related to stock compensation costs, to increase in future periods as a result of executing its business plan to grow its fixed wireless operations. Future reported sales and marketing expenses may be more than or less than those reported for the same period in 2004 as a result of 2004 reported expenses including amounts related to the Company’s stock options accounted for as variable. The non-cash stock-based compensation expense fluctuated significantly from quarter to quarter during 2004 because the Company previously accounted for stock grants under variable accounting which resulted in substantial non-cash charges.

     General and administrative costs and expenses primarily consist of compensation, professional fees and insurance. General and administrative costs and expenses increased 214% to $6.0 million for the nine months ended September 30, 2005 from $1.9 million for the nine months ended September 30, 2004. This increase is a result of (i) additional salaries and benefits and professional fees to support the Company’s growth plans; (ii) increased non-cash stock compensation expense; (iii) increased legal fees as a result of regulatory and corporate activities; and, (iv) increased insurance premiums for liability and directors and officers insurance. General and administrative costs and expenses were 644% and 2478% of revenues for the nine months ended September 30, 2005 and 2004, respectively. The Company expects general and administrative expenses, other than those related to stock compensation costs, to increase in future periods as a result of executing its business plan to grow its fixed wireless operations. Future reported general and administrative expenses may be more than or less than those reported for the same period in 2004 because the Company previously accounted for stock grants under variable accounting which resulted in substantial non-cash charges.
     Depreciation and amortization expense increased to $64,000 for the nine months ended September 30, 2005 from $4,000 for the nine months ended September 30, 2004. This increase is a result of an increase in the Company’s property and equipment to support its fixed wireless operations and to support 28 additional employees and consultants. Depreciation and amortization expense was 7% and 5% of revenues for the nine months ended September 30, 2005 and 2004.
     Interest and other represents income of $1.2 million for the nine months ended September 30, 2005 as opposed to expense of $1.5 million for the nine months ended September 30, 2004. This change primarily is attributable to the elimination of interest expense of $1.5 million as a result of the Company paying its debt in full in December 2004 and an increase of $1.2 million in interest income, because of increased cash balances, resulting from the sale of common stock.
     During the nine months ended September 30, 2005, the Company increased its deferred tax valuation allowance to equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.
  Three months ended September 30, 2005 compared to three months ended September 30, 2004
     Revenues for the three months ended September 30, 2005 increased 1232% to $333,000 from $25,000 for the three months ended September 30, 2004. This increase is the result of the acquisition of Teligent’s fixed wireless operations in January 2005. The Company generates revenue by providing fixed wireless links, including a cellular backhaul network of more than 70 links in New York City. In addition, the Company recognizes revenue from its spectrum leasing program. Revenue under the spectrum leases is recognized prorata over the individual lease periods, which currently range from 12 to 84 months. At September 30, 2005, the Company had approximately 70 leases for its spectrum on a link-by-link basis and seven leases for geographic areas.
     Technical and network operations costs and expenses are comprised primarily of equipment development cost, repair and maintenance costs for the fixed wireless business and compensation and related costs for engineering and maintenance personnel. Technical and network operations costs and expenses increased $878,000 from $0 for the three months ended September 30, 2005, compared to the same period in 2004 as a result of costs incurred to support the fixed wireless business acquired from Teligent. Technical and network operations costs and expenses were 264% and 0% of revenues for the three months ended September 30, 2005 and 2004, respectively. The Company expects these expenses to increase in future periods as it executes its business plan to grow its fixed wireless operations.
     Sales and marketing costs and expenses are comprised primarily of compensation and related costs and professional fees. These costs increased 519% to $755,000 for the three months ended September 30, 2005, compared to $122,000 for the three months ended September 30, 2004. This increase is a result of additional salaries and benefits and professional fees to support the Company’s sales efforts as well as increases in travel and industry-related organizational dues. Sales and marketing costs and expenses were 227% and 488% of revenues for the three months ended September 30, 2005 and 2004, respectively. The Company expects sales and marketing expenses, other than those related to stock compensation, to increase in future periods as a result of executing its business plan to grow its fixed wireless operations. Future reported sales and marketing expenses may be more than or less than those reported for the same period in 2004 because the Company previously accounted for stock grants under variable accounting which resulted in substantial non-cash charges.
     General and administrative costs and expenses are comprised primarily of compensation, professional fees and insurance. These costs increased 539% to $3.6 million for the three months ended September 30, 2005 from $558,000 for the three months ended September 30, 2004. This increase is a result of (i) additional salaries and benefits and professional fees to support the Company’s growth plans; (ii) increased non-cash stock-based compensation expense; (iii) increased legal fees as a result of regulatory and corporate activities; and, (iv) increased insurance premiums for liability and directors and officers insurance. General and administrative costs and expenses were 1071% and 2232% of revenues for the three months ended September 30, 2005 and 2004, respectively. The Company expects general and administrative expenses, other than those related to stock compensation, to increase in future periods as a result of executing its business plan to grow its fixed wireless operations. Future reported general and administrative expenses may be more than or less than those reported for the same period in 2004 because the Company previously accounted for stock grants under variable accounting which resulted in substantial non-cash charges.
     Depreciation and amortization expense increased by 2800% to $29,000 from $1,000 for the three months ended September 30, 2005 compared to the same period in 2004. This increase is a result of an increase in the Company’s property and equipment to support its fixed wireless operations and to support 28 additional employees and consultants. Depreciation and amortization expense was 9% and 4% of revenues for the three months ended September 30, 2005 and 2004, respectively.
     Interest and other represents income of $507,000 for the three months ended September 30, 2005 as opposed to expense of $502,000 for the three months ended September 30, 2004. This change primarily is attributable to the elimination of interest expense of $514,000 as a result of the Company paying its debt in full in December 2004 and an increase of $489,000 in interest income, resulting from increased cash balances.
     During the three month period ended September 30, 2005, the Company increased its deferred tax valuation allowance to equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.
  Liquidity and Capital Resources
     During the nine months ended September 30, 2005, operating activities used cash of approximately $5.1 million as compared to $1.0 million during the nine months ended September 30, 2004. Cash used by operating activities resulted primarily from the Company’s net loss decreased by non-cash stock based compensation expense. The increase in cash used in operating activities is the result of the cash required to support the fixed wireless operations acquired from Teligent in January 2005 and to execute its business plan to grow its fixed wireless operations.
     During the nine months ended September 30, 2005, investing activities used cash of $1.1 million for (i) the acquisition of equipment to be deployed in the expansion of the Company’s fixed wireless network; (ii) making deposits for future equipment to be deployed; and, (iii) acquisition costs related to the Teligent acquisition offset by cash of $1.5 million received in the Teligent acquisition. Cash used in investing activities of $2.1 million during the nine months ended September 30, 2004 were the result of the purchase of a certificate of deposit and making a deposit with the FCC for a spectrum auction.
     During the nine months ended September 30, 2005, financing activities used cash of $261,000 as a result of costs related to the registration of the common stock sold in December 2004. During the nine months ended September 30, 2004, financing activities provided cash of approximately $4.3 million. In January 2004, the Company sold 1.2 million units, each unit comprised of one share of common stock and one warrant, for $3.60 per unit, yielding gross proceeds of $4.4 million. The Company incurred $86,000 of professional expenses as a result of this transaction.
     In connection with emerging from bankruptcy proceedings in December 2001, the Company issued $11.0 million of five-year senior secured notes (“Notes”) and 4 million fully-vested five-year New Class A Warrants with an exercise price of $0.01 to holders of Notes for aggregate consideration of $11.0 million. The Notes bore interest at the rate of 9% per annum, payable quarterly through the issuance of additional Notes at the Company’s option. During the nine months ended September 30, 2004, the Company issued $908,000 of additional Notes in lieu of interest. The Notes and accrued interest were repaid in December 2004.
     The Company recorded the original issuance of the Notes net of the estimated fair value of the New Class A Warrants at the issuance date. Amortization of debt discount of $613,000 has been determined utilizing the effective interest rate method and is a component of interest expense for the nine months ended September 30, 2004.
     The Company had cash and cash equivalents totaling $74.0 million at September 30, 2005. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses and experience negative cash flows for at least the next few years. Subsequent to the Teligent acquisition, the Company is generating revenue by providing cellular backhaul services in New York City. The Company currently has 17 employees (including officers) and operates with limited resources. The Company is currently focused on developing its business opportunities. It does not plan to hire a significant number of additional employees or build the infrastructure required to deliver services until it has signed long-term contracts with customers. Based upon its current cash balance, limited operations and historic annual cash utilization, the Company believes that its cash resources are sufficient to fund its operations and capital requirements beyond 2005. The Company does not anticipate a significant increase in cash utilization to support the spectrum assets and existing operations acquired from Teligent. However, additional unforeseen expenditures may require the Company to obtain additional financing.

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
Given the nature of the Company’s 24 and 39 GHz spectrum licenses, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At December 31, 2004, the Company’s FCC licenses had a carrying value of $21.6 million. During 2004, the Company performed a valuation of its spectrum under SFAS 142 which resulted in an $89 million valuation for its 39 GHz spectrum. In connection with its acquisition of Teligent’s FCC spectrum, the Company performed a valuation of the 24 GHz spectrum under SFAS 142 which resulted in a $39 million valuation. In performing both of these evaluations, the Company identified a number of factors that are considered to be indicative of the value of its FCC licenses, including (i) the increase in its public equity value; (ii) private purchases of similar licenses; (iii) the increase in the public equity value of companies providing similar services or holding similar FCC licenses; and (iv) the results of recent FCC spectrum auctions for this or similar spectrum. Each of the factors was then quantified and weighted in deriving the estimated fair value. No impairment of the FCC license value occurred during the nine-month period ended September 30, 2005.

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

•	Deferred taxes — The Company has recorded a full valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. In the event the Company were to determine that it would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would be reported as (i) a direct addition to additional paid in capital to the extent that the adjustment arises from the use of net operating loss carryforwards acquired from its predecessor and (ii) an increase in income in the period such determination is made to the extent the adjustment arises for any other reason.

•	Accrued taxes other than income taxes — At September 30, 2005, other accrued taxes included accrued property tax and use tax liabilities of approximately $2.6 million and $1.5 million, respectively that were incurred by the predecessor company. Such liabilities are expected to be released as the Company reaches settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While management believes the amounts represent reasonable estimates of the amounts potentially owed by the Company, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts. When the Company pays any amounts due, it will reduce the recorded liability and cash accordingly.

•	Fresh start accounting — In connection with its emergence from bankruptcy, the Company reflected terms of the Plan in its consolidated financial statements by adopting the fresh start accounting provisions of SOP 90-7 on December 31, 2001. Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In adopting fresh start accounting, the Company utilized the reorganization value or fair value of the entity. The reorganization value of a company is the amount of value available and to become available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the debtor-in-possession and the creditors and holders of equity interests. A committee of unsecured creditors together with the Company determined a reorganization value of approximately $53.7 million which was deemed fair value of the assets of the reorganized business, with FCC licenses comprising 86% of the reorganization value. The Company’s recoverability of its investment in FCC licenses is dependent upon its successful execution of its business plan.

•	Early stage business — The Company is subject to all of the risks inherent in an early-stage business in the telecommunication industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. In 2004, the Company had less than $100,000 in revenues from its spectrum leasing business. In 2005, it began generating revenue by providing cellular backhaul services in New York City. From 2002 through December 2004, the Company has generated operating losses of $40.6 million and net losses of $46.4 million. It expects to generate operating and net losses and negative cash flows for at least the next few years. The Company currently has 17 employees (including officers) and operates with limited resources. Management is currently focused on developing the Company’s business opportunities. Management does not plan to hire a significant number of additional employees or build the infrastructure required to deliver services until the Company has signed long-term contracts with customers. Failure to generate sufficient revenues could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of these assets is highly dependent on the ability of management to execute on its business plan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At September 30, 2005, the Company had cash and cash equivalents of $74.0 million that were held in bank accounts and in money market accounts yielding an average interest rate of 2.9% and original maturity of less than three months. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government or its agencies and commercial paper of domestic corporations. Our policy prohibits investing in instruments with maturities that exceed 365 days without prior approval of the Board of Directors. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.
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
PART II — OTHER INFORMATION

Item 6.	EXHIBITS

(a)	Exhibits:

31.1	Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Sandra G. Thomas under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Sandra G. Thomas under Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Avenue Networks, Inc.

October 31, 2005	By:	/s/ MICHAEL K. GALLAGHER

Date		Michael K. Gallagher
President, Chief Executive Officer and Director
     Pursuant to the requirements of the securities and exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Michael K. Gallagher	President, Chief Executive Officer and	October 31, 2005
Michael K. Gallagher	Director

/s/ Sandra G. Thomas	Chief Financial Officer	October 31, 2005
Sandra G. Thomas	Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit No.	Title
31.1	Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Sandra G. Thomas under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Sandra G. Thomas under Section 906 of the Sarbanes-Oxley Act.