Form 10-K
period 2005-12-31
FIRST AVENUE NETWORKS INC
filed 2006-03-08
CIK 1010286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number 000–21091

FIRST AVENUE NETWORKS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7925 Jones Branch Drive, Suite 3300, McLean, VA 22102
(Address of principal executive offices)
(703) 873-4165
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class:	Common Stock ($0.001 Par Value)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $200 million on June 30, 2005. For purposes of this disclosure, shares of common stock held by persons who held more than 10% of the outstanding shares of common stock and shares held by executive officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination is not necessarily conclusive for other purposes.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 60,677,284 shares of its common stock outstanding as of February 15, 2006.
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to a distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
     Documents incorporated by reference: Portions of First Avenue Network, Inc.’s Proxy Statement for its 2006 Annual Meeting of Shareholders to be held on June 5, 2006 are incorporated by reference in the Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

FIRST AVENUE NETWORKS, INC.

CAUTIONARY STATEMENT
     This report includes “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. The Company cautions investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors in Item 1A contained in this Annual Report on Form 10-K.
PART I
ITEM 1. BUSINESS
Overview
     First Avenue Networks, Inc. (NASDAQ: FRNS) is a wireless carrier and wholesale provider of wireless backhaul, fiber network extensions and carrier Ethernet solutions. With one of the largest and most comprehensive collections of millimeter wave spectrum in the U.S, our spectrum portfolio includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in aggregate, approximately 1.5 billion channel pops, calculated as number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels. Our licenses extend over virtually the entire United States, covering over 284 million in population. We hold over 750 100 MHz licenses for spectrum between 38.6 GHz and 40 GHz, commonly referred to as 39 GHz spectrum, granted by the Federal Communications Commission or “FCC”. We hold 177 80 MHz licenses for spectrum between 24.25-24.45 GHz and 25.05-25.25 GHz, commonly referred to as 24 GHz spectrum, also granted by the FCC. The number of MHz comprising a channel is a critical indicator of the amount of data that can be sent over a given channel, e.g., a 100 MHz channel can support a data through put of between 150 mbps and 500 mbps, depending on the modulation algorithm applied. Simple polarity diversity will allow the same 100 MHz channel to carry between 300 mbps and 1,000 mbps.
     Our core services include a diverse mix of managed network services utilizing our fixed wireless spectrum assets. We market these services primarily to wireless telecommunications carriers. We also lease our 39 GHz spectrum on a limited basis. We expect our operations to further our long-term objectives of participating in and leading the growing fixed wireless markets such as backhaul for mobile device traffic and providing cost effective extensions to fiber optic networks.
     We operate a mobile backhaul network in New York City with over 75 remote sites and 5 Multiservice Core Access Points (MCAP) which are traffic aggregation sites. Since January 2005, we increased the capacity of this network by 38% as measured by DS-1 equivalents. In 2006 we intend to expand this network to meet customer demand for backhauling mobile device traffic. We intend to use this network and our relationship with large national mobile carriers as a foundation for future nationwide network construction. We intend to build facilities which can support mobile traffic backhaul applications as well as broadband wireless fiber extension services to bridge critical carrier network gaps. These facets of our business are more fully discussed under “Target Markets” below.
     We also lease 39 GHz spectrum to telecommunications carriers and enterprises to facilitate the construction of high-speed wireless telecommunications networks. Our leasing products, branded Express Link and Express Net, offer a way for these customers to access interference-free, carrier-class licensed spectrum on a capital and cost efficient basis.
     In 1993, we incorporated in Delaware. We emerged from bankruptcy in December 2001. In February 2002, our shareholders approved an amendment to the Certificate of Incorporation to change our name from Advanced Radio Telecom Corp. to First Avenue Networks, Inc. In January 2005, we acquired the spectrum assets and fixed wireless operations of Teligent, Inc. (“Teligent”).
Industry Discussion
     The demand for high speed data connections between two points or a point and the Internet continues to grow. Telecommunications users demand reliable, fast and capital-efficient network transport services. Network providers, service providers, businesses and government entities are increasingly seeking cost-effective methods to:

•	establish high-speed data backhaul to accommodate increased mobile device penetration as well as new applications such as wireless data, streaming video and mobile Internet;

•	extend the fiber optic network footprint to provide communications services at fiber-equivalent speed to more buildings and businesses;

•	engineer access alternatives and redundancy for their existing communications systems; and,

•	increase the capacity, quality and transmission capabilities of their existing communications systems in preparation for voice, video, data information stream convergence.
     We believe the existing telecommunication copper facilities will not be able to support all the capacity demands of future applications. At the same time, fiber optic facilities are not sufficiently widespread. Given the high cost and long lead time required to deploy fiber facilities, we believe it will be difficult for traditional wireline technologies to meet the geographically diverse demand for broadband in a cost effective manner.
     Additionally, as a result of an FCC order reflecting a March 2004 ruling related to unbundled network elements platform (UNE-P) from the U.S. Court of Appeals for the District of Columbia, incumbent local exchange carriers, or ILECs, no longer need to lease certain parts of their network at favorable costs to their competitors. Instead, as of March 11, 2006, the ruling provides that Competitive Local Exchange Carriers (CLECs), and others, that had been using these unbundled network elements from the ILECs must obtain them from other sources or negotiate new supply arrangements with ILECs. This ruling affects mass market local switching and, in many circumstances, DS1 and DS3 local access and transport. We expect that the competitive carriers will seek alternative solutions which are not dependent on ILECs providing service on their time frame and on their terms. We hope to serve impacted CLECs, cable companies, and ILECs operating out-of-region, with broadband fixed wireless transport solutions.
     As carriers seek economically attractive solutions, we expect that fixed wireless will be viewed as a favored alternative. The key advantages of wireless structures as opposed to traditional copper or fiber facilities include:
     High-Capacity. Current technology allows high-capacity local access with quality and reliability superior to copper and comparable to fiber. For example, current radio technology is capable of two-way data transfer at rates up to 622 megabits per second (Mbps) (OC-12), which is competitive with fiber. As a result, carriers are able to transmit similar volumes of voice and data over our wireless facilities with speeds nearly equivalent to fiber.
     Lower Cost. Wireless facilities cost less to design, build, install, manage and maintain than comparable fiber facilities. We expect this cost differential to increase over time because deploying fiber involves substantial labor and right-of-way expenditures, costs that we believe will increase in the future. We expect the main cost component of fixed wireless links – equipment – to continue to decline as technological advances occur and production volumes increase. Increasingly, telecommunications networks employ internet protocol, or IP, technology, which serves to simplify the network architecture, decrease the cost to operate and thereby diminish the proprietary nature of facilities and increase the production volumes of certain equipment elements.
     Rapid Deployment. Because wireless links using licensed spectrum do not require rights of way, substantial construction infrastructure, time-consuming third party coordination efforts or additional FCC licensing, they can be established quickly between two points as long as line of sight and the appropriate level of reliability are assured.
     Reliability. Properly engineered wireless links can be equal or more reliable than copper links. Additionally, using wireless SONET ring or mesh architectures, wireless links can be deployed to achieve reliability levels equivalent to fiber.
     The key disadvantages of wireless structures as opposed to traditional copper or fiber facilities include:
     Line of sight. Application of our 24 GHz and 39 GHz spectrum is dependent on an installed radio having unobstructed line of sight to any other radio. As a result, there may be instances where our spectrum cannot be used to meet customer needs.
     General acceptance. In order to meet customer and investor demands, wireless companies have at times attempted to serve customers with unreliable equipment. As a result of past customer dissatisfaction and the much publicized bankruptcy of our predecessor and other fixed wireless companies, potential customers may be wary of being an early adopter of wireless technology.
     See Our Competition and Risk Factors below where the potential advantages and disadvantages of fixed wireless services are discussed in more detail.

Our Business Strategy
     In addition to the general advantages of wireless discussed above, we believe that First Avenue will be well positioned to capitalize on the growing need for broadband connectivity for the following reasons:
•	Focus on Premier Spectrum. In terms of breadth of geographic coverage, depth in key markets and complementary technical and propagation characteristics, our 24 GHz and 39 GHz licenses represent what we believe to be the premier collection of millimeter wave spectrum in the United States. The range of transmissions over our 24 GHz spectrum is approximately twice that of the range of 39 GHz transmissions. As a result for point-to-point links, 39 GHz spectrum can be used for shorter distances with 24 GHz providing solutions for longer links. For point-to-multipoint configurations, the area of the circle covered by 24 GHz spectrum transmissions is four times that of the area for a 39 GHz point-to-multipoint transmission. As a result, we can select the best type of spectrum to use to meet the customer’s need. Our strategy is to capitalize on the cost and speed of deployment advantage inherent in our spectrum assets. Between 1995 and 2001, several telecommunications companies that owned millimeter wave spectrum sought to provide a full suite of telecommunications services. However, we believe that those companies failed to focus on their single unique characteristic — millimeter wave spectrum. As a result, they essentially replicated facilities already bought and paid for by ILECs in order to sell directly to service the end user. We believe that this strategy of asset deployment contributed to the significant losses they experienced. Our strategy is to provide fixed wireless services directly to or by partnering with other telecommunications industry participants, including mobile carriers, fiber carriers and alternative facilities carriers.

•	Increased Acceptance. Wireless-based solutions are increasingly accepted in the market. Whether it is Wi-Fi for laptops or 1xEVDO/UMTS for mobile device Internet access, wireless communication has become an accepted and fundamental telecommunications medium. Substantial progress on standards for cellular and WiFi equipment design should result in these services being available in homes and businesses in the near future. We believe this will lead to a greater acceptance of our wireless broadband services for portions of the telecommunications network for which we believe fixed wireless is the leading cost/performance choice.

•	Lower Cost Operations. The costs of installing and maintaining a wireless system have fallen and we believe will continue to decrease.
o	Equipment — Wireless equipment such as a 100 baseT radio link that once cost as much as $60,000 now can be purchased for $15,000.

o	Convergence — Operationally, we intend to develop our physical facilities in a way that allows them to be used for a variety of high speed connectivity and communications applications thus reducing the cost for any single application. Increasing standardization on IP also contributes to this objective.

o	Focus on key competencies — Generally, we intend to invest only in those assets and business activities that are essential to our business, and expect to perform functions such as installation, construction, primary monitoring and some network operations through outsourcing or joint ventures.

o	Wholesale product offerings — We intend to serve carrier customers rather than develop direct to the consumer, or retail, operations, which would require a greater investment in sales and administrative personnel.
•	Regulatory Environment. In addition to the court’s and the FCC’s UNE-P actions discussed above, the FCC ruled in its Secondary Markets Ruling of October 2003 that companies could lease their spectrum to third parties, enabling us to lease spectrum to other companies. Since the ruling, we believe that the transaction costs associated with meeting FCC documentation requirements for any kind of spectrum leasing have decreased from over $20,000 per lease to practically zero. This reduced transaction cost makes spectrum leasing a more cost effective way to provide licensed spectrum to enterprises that can use it to meet their communication needs.
Network Overview
     Our networks are based upon wireless communications links established between two radios with line of sight to each other. Our links are established between two locations by installing a radio unit on each of two building rooftops or communication towers and linking the two radios by aligning antennas. The radios then communicate using radio frequencies in the applicable band of electromagnetic spectrum.
     Our networks typically consist of two types of sites — remote and Multiservice Core Access Point (MCAP). A remote is where we have located a radio at a customer’s site from which we initially access data from our customer to transmit. An MCAP is an aggregation point in our network where we have located multiple radios at a strategic location with line-of-sight to multiple remote sites. Voice and/or data traffic is aggregated at this point and typically terminated at our customer’s premises, an MCAP or another location that we may access through third party fiber connections.

     Below is a diagram which depicts our typical network design:
     Our Multiservice Core Access Points are so named because from these locations we can serve multiple customers, support multiple product or service offerings and provide transmissions in a variety of data format protocols such as Asynchronous Transfer Mode (ATM), Time-Division Multiplexing (TDM) or Ethernet.
     We expect to extend our service offerings beyond New York City by partnering with the mobile carriers to optimize the design, construction and operation of their networks. When we enter a new metropolitan area, we intend to work with our customers to identify strategic MCAP locations. These locations will have line-of-sight to multiple potential remote sites and provide access to our customers’ facilities. We may negotiate and sign rooftop leases for MCAPs prior to commencing full operations in an area. This will allow us to condense our network construction time intervals.
     Once we have identified these strategic MCAP sites, we will work with our customers to determine which remote sites we can service. This determination is based upon the MCAP having uninterrupted line-of-sight to a target location and the remote site generating a sufficient amount of revenue-producing traffic to make construction and operation economically feasible.
Target Markets
     We are focused on delivering value through our expertise in wireless communications. Given this goal, we have chosen to focus on several carrier markets believed to have a sustainable competitive advantage versus wired telecommunications facilities.
Mobile Backhaul
     Mobile backhaul consists of carrying mobile traffic from a carrier’s cell site back to that carrier’s mobile switching center. According to CTIA — The Wireless Association, this market is currently estimated to be in excess of $3 billion annually and is expected to grow to be in excess of $9 billion by 2010. Currently, mobile carriers are facing profit margin pressure and/or erosion. Average revenue per user remains flat, yet customers consume more bandwidth in the form of voice minutes, data, photography, streaming media and other advanced applications. Operating costs are rising because backhaul facilities, typically leased from the ILEC, are priced according to volume of bandwidth used. To mitigate the decreasing margins, mobile carriers need to find more cost efficient ways to connect their cell site traffic to their mobile switching center and eventually to the public service telephone network, or PSTN. We believe that wireless connectivity between the cell site and the PSTN is an economically attractive alternative to wired facilities.
     Currently, we operate a mobile backhaul network in New York City with over 75 remotes. We are using this network as a foundation for growth in the New York area. In 2006, we intend to design, build and operate mobile backhaul networks in other metropolitan areas. If we are successful in signing long term contracts with mobile carriers we will begin construction on these networks. It is our intention that once we have operational networks in cities, we will leverage these assets to extend the fiber reach of our wholesale and government customers.
Fiber Extensions
     By partnering with fiber providers in metropolitan markets, we can provide wireless connectivity to buildings not served by alternative carriers without relying on existing ILEC copper facilities or digging up streets to install fiber. Estimates from Telephony Online and Time Warner Real Estate 2005 are that 85% of all buildings in any given metro area do not have fiber access.
     According to Infonetics Research, the current annual metro-Ethernet market is estimated to be approximately $1 billion and is expected to grow to $5 billion by 2009. This market is only one subset of the whole fiber extension market. We believe that increases in the rates charged by ILECs as a result of the UNE-P rulings will be a significant driver of this growth.
     We first intend to offer this product in cities where we have operational networks but could expand our geographic coverage to include other high density areas. We will provide metropolitan transport and fiber extensions to bridge critical network gaps. The provisioning, installation and maintenance of the remotes required for this product can be done in conjunction with our mobile backhaul services.
     If we obtain contracts to provide similar services in cities in which we do not have operational networks, we will partner with telecommunication providers or other businesses that can build and operate wireless remotes for us. We have entered into agreements with multiple large scale providers of “turn key” deployment, engineering and field services to support our efforts.
Government
     In December 2004, a federal statute was enacted requiring that telecommunications services in buildings owned by the federal government use “redundant and physically separate entry points” and “physically diverse local network facilities,” to the extent that the President determined such a requirement to be appropriate. As specified in the statute and decreed by the President’s designee, as of July 1, 2005, federal agencies were required to initiate a review of their telecommunications capabilities. As federal agencies react to these requirements, government procurement officials will need to consider the availability and installation of redundant and physically separate telecommunications services and diverse network facilities.
     The flexibility and capacity of our government-grade fixed wireless metro-Ethernet products can help federal agencies meet the requirements to plan for contingencies and continuity of operations for their telecommunication services. Additionally, many municipal governments are seeking to install or upgrade first responder networks and broadband wireless networks. In the context of issuing Requests for Proposals (RFPs) and similar documents, many municipalities note that broadband connectivity is no longer an amenity and instead is now a necessity. Often it appears that the municipal agencies seek for the broadband network to operate using a physically separate infrastructure. We offer a municipal framework that networks in government buildings, first responder networks, broadband Wi-Fi or Wi-Max networks and mobile providers, may use to serve their constituents.
     The provisioning, installation and maintenance of the remotes required to provide service to the government can be done in conjunction with our mobile backhaul services. We may also offer this product by partnering with telecommunication providers or other businesses that can build and operate wireless remotes for us. As in the case of fiber extensions above, we have entered into agreements with multiple service providers to sell, install and service our government-grade services on a nationwide basis.
Rollout strategy
     In general, we intend to enter a new metropolitan market by working with partners to design and build a mobile backhaul network. Once this network is designed and under construction we will engage other telecommunication carriers or sales channel partners to offer additional products and services. In certain markets, we may partner with “turn key” service providers to offer fiber extension or governmental services prior to launching a mobile backhaul network.

Our License Portfolio
     Our combined 39 GHz and 24 GHz spectrum portfolio includes over 925 licenses representing, on average, over 740 MHz in the top 20 U.S. metropolitan areas and over 580 MHz in the top 50 U.S. metropolitan areas. In aggregate, our spectrum portfolio covers approximately 1.5 billion channel pops. These licenses were granted for initial ten-year terms with expirations ranging from 2006 through 2014, with the substantial majority of our licenses, in terms of channel pops, expiring in the 2010-2014 time period.
     FCC licenses must be renewed prior to their expiration. To renew our licenses, we must demonstrate that at the time of renewal we have provided “substantial service,” as determined by the FCC. For both the 39 GHz and 24 GHz bands, the FCC intended that the substantial service test would provide licensees some flexibility in demonstrating usage of their spectrum. The FCC has adopted a “safe harbor” test so that licensees have some certainty in how to meet the substantial service test. For example, for 39 GHz licensees offering point-to-point service, the FCC has said that the construction of four links per channel per million persons in the license area will meet the substantial service test. For 24 GHz point-to-point/multipoint licensees the FCC has said that a showing of four links per million persons within a service area or service to an area that has very limited access to either wireless or wireline telecommunications services will meet the substantial service test. While the safe harbors are intended to provide guidance, it is not the only way for licensees to demonstrate substantial service. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering service to underserved consumers; however, there is little precedent in this area at this time. Accordingly, we believe that the level of service that will be considered “substantial” by the FCC at renewal may vary depending upon our type of product offering. We have the expectation that our licenses will be renewed at their expiration date.
Our 39 GHz Wireless Broadband Licenses
     The FCC has allocated the use of the 38.6–40.0 GHz airwave band consisting of fourteen 50 MHz x 50 MHz channel pairs, for a total of 100 MHz, by issuing licenses for the provision of wireless telecommunications services within a specified geographic area. The licenses issued in this band are generally referred to as 39 GHz licenses.
     Our 39 GHz spectrum licenses were acquired by our predecessor in the mid-to-late 1990s through applications with the FCC and purchase contracts with other spectrum holders. Additionally, in 2000, we, through our predecessor, were the winning bidder for 352 licenses in the 39 GHz band covering substantially all of the contiguous United States in an auction conducted by the FCC. In this auction, the FCC sold licenses which represented spectrum covering Basic Economic Areas (BEAs) which encompassed the entire U. S. Economic Areas (EA) are delineated by the U.S. Department of Commerce and are based on metropolitan statistical areas that serve as regional centers of economic activity, plus the surrounding counties that are economically related to these areas. Prior to adopting service rules for the 39 GHz spectrum distributed by auction, the FCC permitted licensees to define their own service areas. Applicants for licenses provided the latitude and longitude points for the boundaries of their desired service area, thereby creating service areas generally rectangular in shape. We refer to licenses granted by the FCC under these rules as “legacy” licenses.
     In total, we hold over 750 39 GHz licenses that represent over 1 billion channel pops. Over 170 of our 39GHz licenses cover the 50 most populous U.S. metropolitan areas and result in our holding nearly 350 MHz of spectrum, on average, in these most populous areas.
     Our licenses were granted for initial ten-year terms with expirations ranging from 2006 through 2014. We have an expectation of renewal upon a showing of “substantial service” as determined by the FCC. As noted above, the substantial service standard for 39 GHz licensees is intended to provide flexibility in the utilization of spectrum; however, in cases where the licensee is not relying upon the FCC’s “safe harbor” of constructing four point-to-point links per channel per million people in a license area, there is very little precedent for licensees to follow to ensure that their construction of facilities and service to consumers will be sufficient for demonstrating substantial service at renewal. If a 39 GHz licensee is deemed not to have provided substantial service with respect to a license for which renewal is sought, renewal for the license will not be granted and the license will be canceled. We have licenses for four 39 GHz channels in four different second-tier markets which are due to be renewed in November 2006. These channels represent approximately 2 million channel pops of which only 1.5 million are not covered by other licenses which we hold. We hold at least one additional channel in each of these markets.
Our 24 GHz Wireless Broadband Licenses
     The FCC has allocated the use of the 24.25-24.45 GHz and the 25.05-25.25 GHz airwave bands consisting of five 40 MHz x 40 MHz channel pairs, for a total of 80 MHz channels, by issuing licenses for the provision of wireless telecommunications services within a specified geographic area. The licenses issued in these bands are generally referred to as 24 GHz licenses or Digital Electronic Messaging Service (DEMS) licenses.
     On January 14, 2005, we purchased substantially all of the assets of Teligent, Inc. These assets included a portfolio of 24 GHz licenses and Teligent’s fixed wireless operations and radio inventories. Our 24 GHz spectrum portfolio acquired from Teligent includes, on average, over 230 MHz in the top 77 U.S. metropolitan areas and, in aggregate, approximately 504 million channel pops. Because these licenses were originally granted to Teligent as replacement spectrum resulting from a reallocation of the 18 GHz band, the 24 GHz licenses that we acquired from Teligent were granted for geographic areas known as Statistical Metropolitan Service Areas or SMSAs, as defined by the U.S. Census Bureau. These SMSA 24 GHz licenses are also under ten-year terms and are all due to expire on February 1, 2011. Newer 24 GHz licenses, such as the 24 GHz licenses we purchased in the July 2004 24 GHz FCC auction, were granted on a Basic Economic Area or BEA basis. As discussed above, 24 GHz license holders must demonstrate “substantial service” at renewal, as determined by the FCC, to renew their licenses. As noted above, the substantial service standard for 24 GHz licensees is intended to be a flexible test to allow licensees to utilize their spectrum; however, with the exception of the four links per million persons safe harbor, there is little guidance defining substantial service in the 24 GHz band. In fact, there is no precedent in the 24 GHz band for licensees to follow to ensure that they meet the substantial service test. If a 24 GHz licensee is deemed not to have provided substantial service with respect to a license for which renewal is sought, renewal for the license will not be granted and the license will be canceled. We expect that our licenses will be renewed at their expiration date.
Our Licenses by Market
     The following chart presents our license holdings and total channel pops in each of our top 50 most populous metropolitan areas based upon 2000 census data.

	24 GHz SMSA	39 GHz BEA	Total
	Licensed	Licensed	Channel
BEA	Channels(1)	Channels(2)	Pops
			(millions)
New York, NY	5	4	115.9
Los Angeles, CA	5	4	115.8
Chicago, IL	5	3	71.1
Washington, DC/Baltimore, MD	5	3	62.1
San Francisco, CA	5	4	55.1
Detroit, MI	5	5	54.5
Philadelphia, PA	4	4	49.5
Dallas, TX	5	3	48.5
Houston, TX	5	3	43.1
Atlanta, GA	5	3	38.8
Boston, MA	5	3	35.4
Miami, FL	5	3	29.2
Seattle, WA	5	3	26.6
Minneapolis, MN	5	2	25.8
Phoenix, AZ	5	2	25.3
Cleveland, OH	5	4	25.1
Pittsburgh, PA	4	5	24.5
St. Louis, MO	5	3	23.2
San Diego, CA	4	2	22.9
Tampa, FL	5	2	18.9
Portland, OR	4	4	18.6
Indianapolis, IN	4	4	17.9
Denver, CO	2	3	17.4
San Antonio, TX	4	4	16.4
Kansas City, MO	4	4	15.9
Orlando, FL	1	4	14.6
Puerto Rico	0	1	14.4
Sacramento, CA	4	2	13.0
Milwaukee, WI	4	3	12.8
Columbus, OH	2	4	12.1
Cincinnati, OH	3	3	11.9
Salt Lake City, UT	1	3	11.5
Raleigh, NC	1	6	11.5

	24 GHz SMSA	39 GHz BEA	Total
	Licensed	Licensed	Channel
BEA	Channels(1)	Channels(2)	Pops
			(millions)
Nashville, TN	1	4	10.7
New Orleans, LA	1	5	9.9
Oklahoma City, OK	1	5	9.5
Greenville, SC	1	3	9.1
Charlotte, NC	1	4	9.0
Rochester, NY	1	5	8.5
Albany, NY	1	5	8.4
Syracuse, NY	1	4	8.3
Jacksonville, FL	1	4	8.1
Austin, TX	1	5	7.8
Las Vegas, NV	1	2	7.5
Grand Rapids, MI	0	4	7.5
Memphis, TN	1	3	6.8
Louisville, KY	1	4	6.7
Norfolk, VA	2	3	6.7
Buffalo, NY	1	4	6.6
Birmingham, AL	1	3	5.7
Total top 50 markets	147	177	1,236.1
Grand total top 50 market and legacy licenses	172	753	1,535.0

(1)	SMSA licenses represent those licenses granted by the FCC that encompass Statistical Metropolitan Service Area.

(2)	BEA licenses represent only those licenses granted by the FCC that encompass Economic Areas. First Avenue Networks holds additional licenses that represent areas that overlap EAs and have different regulatory characteristics. These licenses are referred to as “legacy” licenses.
Low Band Point-to-Point Licenses
     To supplement our 24 GHz and 39 GHz licenses and to optimize network design and construction, periodically we may incorporate links utilizing spectrum granted by the FCC in other bands, including 6 GHz, 11 GHz, 18 GHz and 23 GHz bands. The FCC grants specific fixed wireless point-to-point links, frequently referred to as “private carrier” or “common carrier” microwave licenses. The FCC generally processes such applications for point-to-point microwave licenses on a routine basis. Such licenses have a ten year term and, as long as the point-to-point link remains operational may be renewed by paying a minimal license renewal fee. The grant of licenses in these bands is subject to coordination efforts with holders of licenses in the same band in the same geographic area to avoid interference. At December 31, 2005, we held 45 such licenses, expiring from 2010 to 2015, which supported our customers.
Our Competition
     We face significant competition from entities that currently deliver or could in the future deliver telecommunications services over copper wire, fiber and wireless networks. As we pursue our current strategy, we expect to face competition from other high capacity service providers utilizing point-to-point telecommunications, broadband, fiber and wireless services. As our business develops in the longer term, we may face competition from such providers, as well as from satellite communications companies, internet service providers, cable television operators and others seeking to profit from the demand for wireless, high-speed services. In addition, we may encounter new competition due to the consolidation of telecommunications companies and the formation of strategic alliances and cooperative relationships in the telecommunications and related industries, as well as the development of new technologies.
          We also face competition in our strategy to lease spectrum. Some holders of similar spectrum have elected to lease their spectrum and target the same types of customers. Additionally, potential lessees of our spectrum can obtain spectrum by obtaining low band point-to-point licenses.
     The FCC recently sought comment on a proposal to allocate, license and auction additional spectrum in the 37 GHz to 42 GHz range. Specifically, the FCC has proposed to make available an additional 1.6 GHz of spectrum from 37.0-38.6 GHz under service rules comparable to the existing 39 GHz band. Although the FCC proposal was generally opposed by those that commented on such proposal and the FCC has not issued any decision in this matter, if such spectrum were available, potential lessees or users of our spectrum might elect to participate in future auctions rather than lease spectrum from us or other companies may enter the market. Additionally, some of our customers or potential customers might purchase spectrum in future auctions and develop their own fixed wireless networks.
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
     Coaxial Cable Networks. We are likely to face competition from cable television operators, which provide high-speed data transmission capability over installed coaxial cable television networks. We believe that in order to provide broadband capacity to a significant number of businesses, cable operators will be required to spend significant time and capital to upgrade and extend their existing networks to more advanced network architecture. However, competition from cable television operators may be significant.
     Other Fixed Wireless Networks. We also face competition from other service providers that utilize fixed wireless technology including IDT Spectrum (formerly Winstar Communications, Inc.), XO Communications, Inc. and FiberTower. In many cases, these service providers hold FCC licenses to operate in the same markets we do. Some of these providers already lease their spectrum to third parties. IDT Spectrum has positioned itself as a fixed wireless telecommunications service provider, and therefore will compete with us in offering broadband telecommunication services to mobile carriers and off-fiber businesses and buildings. XO recently announced the spin-off of its wireline business so that it can focus totally on its wireless opportunity. FiberTower provides the same services that we do using low band point-to-point licenses. These companies may have access to greater financial resources than we do.
     Various other entities also have 39 GHz, and other wireless broadband licenses. Due to the relative ease and speed of deployment of fixed wireless technology, we could face price competition and competition for customers from other wireless service providers.
     The FCC also is licensing providers in bands above the 39 GHz band, such as the 70-90 GHz band, and is allowing unlicensed systems in the 60 GHz band. It may be the case that providers in these bands will compete with us in the marketplace.
     Holders of Broadband Radio Service (BRS) spectrum, formerly known as Multichannel Multipoint Distribution (MMDS) or wireless cable, operate in the 2.4 GHz spectrum band and provide metropolitan wireless high-speed transmission services. Sprint Nextel is the principal holder of such licenses and plans to use this spectrum to deploy wireless interactive multimedia services. However, Sprint Nextel may also decide to provide other services which compete directly with our offerings.
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
Government Regulation
     Our wireless broadband services are subject to regulation by the FCC, and we may be subject to state and local governmental agencies. At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless transmissions) and has exclusive jurisdiction over all interstate telecommunications services; that is, those that originate in one state and terminate in another state. State regulatory commissions have jurisdiction over intrastate communications; that is, those that originate and terminate in the same state. Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements and requiring installation permits. The regulations of these agencies are continually evolving through rulemakings and other administrative and judicial proceedings, and there is no guarantee that in the future regulatory changes will not have an adverse effect on our business.
   Federal Regulation
     FCC Licensing. As an FCC licensee and regulatee, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing our licenses and radio equipment, and rules related to construction and operation of our services. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under certain circumstances, including certain violations of FCC rules, our licenses may be revoked, canceled or conditioned, or we may be fined. Among other things, the Communications Act of 1934, as amended, and the FCC rules and regulations impose requirements on radio licensees and carriers that include regulations on the ownership, operation, acquisition and sale of the broadband operating radio systems that are needed to provide the services we offer. The operational rules generally provide significant flexibility to licensees operating in both the 24 and 39 GHz bands. For example, licensees are permitted to offer point-to-multipoint and point-to-point services, and, at least in the 39 GHz band, will be permitted to provide mobile services upon adoption of inter-licensee coordination policies.
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
     Licenses in the 39 GHz band are subject to an arrangement between the FCC and the Department of Industry of Canada regarding sharing between broadband wireless systems along the U.S.-Canada border. Additionally, this band is subject to satellite power flux density limits which can limit our ability to provide service in some areas. Moreover, proceedings are pending at the FCC wherein satellite operators have requested access to the 39 GHz band. To date, the FCC has declined to grant these requests. If permitted, however, such satellite operations could create interference with our 39 GHz radio operations and/or limit our operations in certain geographic areas.
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

State Regulation
     Our services are non-switched wireless links that we offer on a private, rather than on a common carrier basis. However, if one or more states determines that we are providing intrastate, common carrier service, we would be subject to state regulation in those states. Regulations vary in each state, but if we are deemed to be providing intrastate service, we may be required to apply for and maintain Certificates of Public Convenience and Necessity in some or all of the states in which we have operations. We also may be required to fulfill other state requirements, such as file tariffs, reports and contribute to state universal service funds, among other things.
Employees
     As of February 15, 2006 we had 29 employees (including officers), none of whom is represented by a collective bargaining agreement.
ITEM 1A. RISK FACTORS
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
     The book value of our FCC radio licenses comprised approximately 93% of the book value of our assets, excluding cash and cash equivalents, certificates of deposit and goodwill, at December 31, 2005. As an FCC licensee and regulatee, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing the services we can provide and the prices we charge, as well as rules related to construction and operation of our services. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under certain circumstances, our licenses may be revoked, canceled or conditioned. Among other things, the Communications Act of 1934, as amended, and the FCC rules and regulations impose requirements on radio licensees and carriers that include regulations on the ownership, operation, acquisition and sale of the broadband operating radio systems that are needed to provide the services we offer. The FCC also regulates the leasing of spectrum, and requires licensees to notify the FCC of such leases, and in some cases, receive prior approval for such leases.
     In early 2004, we were contacted telephonically regarding eleven of our 39 GHz licenses with respect to which we had entered into certain leases prior to the effective date of the FCC’s Secondary Market Initiative without fully complying with the FCC’s procedures. In October 2005, the Company entered into a Consent Decree with the FCC whereby the Company agreed to make a voluntary contribution of $20,000 to the United States Treasury and to adopt and implement a plan to ensure future compliance with FCC-03-113. The Company further agreed to keep this compliance plan in effect for three years. In exchange, the FCC concluded its investigation.
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
     Our 39 GHz and 24 GHz licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2014. Less than 1% of our licenses, representing less than 1% of our channel pops, are subject to renewal in 2006, 34.7% of our licenses, representing 17.7% of our channel pops, are subject to renewal in 2007 and less than 1% of our licenses, representing less than 1% of our channel pops, are subject to renewal in 2008. Under current FCC guidance, we must demonstrate that we have provided “substantial service” at the time of renewal for our licenses to be renewed. Additionally, the FCC has not issued any specific renewal criteria or official definition of “substantial service,” but has only issued “safe-harbor” guidelines, where it has indicated the licensee in the 39 GHz band should have constructed four individual point-to-point radio transmission links per channel per million persons in the license area and that the 24 GHz licensees should have constructed four point-to-point/multipoint links per million persons in the license area. While all of our current service offerings are on a point-to-point basis, we do not currently meet the “safe-harbor” guidance provided by the FCC because we have not constructed four individual point-to-point links per channel per million persons in a license area.
     Under FCC rules, licenses are renewed based upon service provided as of the renewal date. Thus, the FCC only evaluates whether “substantial service” is provided as of the renewal date. We may not be able to meet the “safe-harbor” substantial service requirement as of expiration date of our licenses. Even if we were to meet the “safe harbor” guidelines today, we may not be able to meet them as of the renewal date. We cannot be certain that we can demonstrate substantial service based on other factors the FCC would consider, such as providing a niche service. Further, the FCC may modify its perception of substantial service , and, in the future, we may offer products for which the FCC establishes more stringent substantial service requirements. If we cannot meet the substantial service test at renewal, the rules provide that the licenses for which we sought renewal will be canceled. The loss of some of our licenses could limit the expansion of our business and harm our operating results.
     We are subject to comprehensive and continually evolving regulation that could increase our costs and adversely affect our ability to successfully implement our business plan.
     Congress could enact new legislation that could impose additional obligations on us or assist our competitors in competing against us. Moreover, we and some of our communications services and installations are regulated by the FCC, the states, local zoning authorities, and other governmental entities. These regulators regularly conduct rulemaking proceedings and issue interpretations of existing rules. For example, the FCC has a number of proceedings still pending to implement the Telecommunications Act of 1996, and these regulatory proceedings could impose additional obligations on us, give rights to competitors, increase our costs, and otherwise adversely affect our ability to implement our business plan.
     Coordination with other licensees in the 39 GHz band could limit our operations in that band.
     Licenses in the 39 GHz band are subject to an arrangement between the FCC and the Department of Industry of Canada regarding sharing between broadband wireless systems along the U.S.-Canada border. The 39 GHz band is also subject to satellite power flux density limits which can limit our ability to provide service in some areas. Moreover, proceedings are pending at the FCC wherein satellite operators have requested access to the 39 GHz band. To date, the FCC has declined to grant these requests. If permitted, however, such satellite operations could create interference with our 39 GHz radio operations and/or limit our operations in certain geographic areas.
     The FCC may determine that we are offering common carrier service and, therefore, regulate us as common carriers which could increase the cost of our operations.
     We currently offer our fixed wireless services to particular customers with specific needs on an individual contract basis. We do not hold ourselves out to the public for the provision of our services. As such, we believe we operate as a private carrier and are not subject to the FCC’s common carrier regulations. Nonetheless, the FCC could determine that we are operating as a common carrier, and as a result, are subject to its common carrier rules and regulations which would likely increase our costs of providing service and could have an adverse impact on our business operations, revenues, and profitability.
     A key aspect of our business strategy is to provide backhaul services for providers of mobile wireless telecommunications, and our business will depend to a substantial degree on the widespread adoption of bandwidth-intensive applications, such as 3G applications. Any delay in the implementation of these applications could limit our ability to grow our business and generate additional revenue
     One of our primary business strategies is to provide mobile wireless telecommunications companies with backhaul services, which is the movement of telecommunications traffic between cell sites and the carrier’s wireline switching station. Demand for backhaul services will depend to a large extent on the widespread acceptance and use of 3G technologies, such as high speed data service, video phone capability, telephone photography, streaming video, downloadable music and video games. The implementation of 3G technologies may require mobile companies to upgrade equipment and make significant capital expenditures which may de delayed by a number of factors outside our control. Any delay in implementation could result in slower growth in the demand for backhaul services and adversely affect our ability to generate revenues and expand our business.
     The value of our licenses could decline.
     The book value of our wireless licenses comprises approximately 27% of our total assets and 93% of our assets, excluding cash, cash equivalents, certificates of deposit and goodwill. The value of any or all of our licenses could decrease as a result of:
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
     Many of the foregoing factors are out of our control. One or more of the foregoing results could adversely affect the market for licenses like ours. Moreover, should one or more of the foregoing occur, it could have a material adverse affect on our ability to implement our business plan, generate revenue, and/or operate our business.
     The volatility in the value of our FCC licenses could cause volatility in the trading price of our stock.
     At December 31, 2005 our licenses have a carrying value of $60.7 million. During the fourth quarter of 2005, we performed a valuation of our spectrum and determined that the fair market value of the spectrum was $128.9 million. In performing this evaluation, we identified a number of factors that are considered to be indicative of the value of FCC licenses, including (i) our public equity value; (ii) private purchases of similar licenses; (iii) the change in the public equity value of companies providing similar services or holding similar FCC licenses; and (iv) the announced sale of XO’s wireline division. Each of the factors was then quantified and weighted in deriving the estimated fair value. Declines in the fair market value of our licenses could result from external market conditions in the wireless communications industry as well as the telecommunications industry as a whole. Additionally, declines could occur as a result of lack of acceptance of the types of services that we offer or the development of more cost effective alternatives for delivering such services. If a decline occurred such that the fair market value of our licenses was less than the carrying value, we would record an impairment charge for the difference.
     At December 31, 2005, our licenses represented 27% of our total assets. Declines in our license value and the resulting impairment charge to earnings could have an adverse effect on our future financial results and could result in a decline in our stock price.
     Future asset impairments or other charges could have an adverse impact on our future financial results and the trading price of our stock.
     Under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we are required to assess the impairment of our long lived assets, including goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable as measured by the sum of the expected future undiscounted cash flows. The factors that management considers in determining whether to conduct an impairment review include significant underperformance relative to minimum future operating results, significant changes in the manner of use of the assets, significant technological or industry changes or changes in the strategy of the overall business. When we determine that the carrying value of the long-lived assets may not be recoverable based upon the existence of one or more of the above impairment indicators, we then measure any impairment based on a projected discounted cash flow using a discount rate determined by management to be commensurate with the risk inherent in our current business model. In accordance with SFAS No. 144, any impairment change will be recorded as an operating loss.
     At December 31, 2005 the $90.7 million carrying value of goodwill represents 40% of our total assets. Any operating losses resulting from an impairment charge on this long-lived asset would have an adverse effect on our future financial results and could have an adverse effect on our stock price.
     Our services and products incorporate intellectual property rights that may be found to infringe on the rights of others.
     Many key aspects of networking technology are governed by industry-wide standards, which are usable by all market participants. As the number of market entrants as well as the complexity of the technology increases, the possibility of functional overlap and inadvertent infringement of intellectual property rights also increases. Third parties may have patents on technology or processes similar to those that we use. As a result, in the future, third parties may assert claims against us alleging that we infringe their intellectual property rights. Defending such claims may be expensive, time consuming and divert the efforts of our management and/or technical personnel. As a result of litigation, we could be required to pay damages and other compensation, develop non-infringing products/technology or enter into royalty or licensing agreements. However, we cannot be certain that any such licenses, if available at all, will be available to us on commercially reasonable terms.
     We may be unable to secure any needed additional capital to operate our business.
     We had cash and certificates of deposit of $70.7 million at December 31, 2005. We may not be able to secure traditional financing if required to take advantage of future business opportunities. We may be unable to secure additional financing when needed, on acceptable terms, or at all, to pursue such opportunities. Any such financing could be on onerous terms and could be very dilutive to our stockholders. If we are unable to secure capital when needed, we may be unable to maintain our licenses or continue any level of operations.

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
     The FCC still controls a substantial amount of spectrum at and around 39 GHz. The FCC has proposed to allocate and auction this spectrum in the future, increasing the number of entities that hold this spectrum and the general availability of spectrum at and around 39 GHz. In future auctions, companies that would otherwise lease spectrum from us could instead decide to buy spectrum. Spectrum could be acquired by companies for the purpose of competing with us. Additionally, companies that we might serve with our wireless operations may elect to acquire spectrum and develop their own fixed wireless networks. All of these could adversely affect our business.
     The FCC still controls a substantial amount of spectrum at 24 GHz. In July 2004, the FCC auctioned five 80 MHz licenses of 24 GHz spectrum territory in 176 Economic Areas (EA) covering the entire United States. The purchaser’s use of the spectrum was subject to Teligent’s 24 GHz spectrum holdings. Since Teligent held the most populous areas in many of the EAs, the purchaser would be barred from operating in the metropolitan sections with arguably the most business potential. As a result, only seven licenses covering 12.8 million pops were purchased, each for the minimum bid required by the FCC. The FCC could decide to hold another auction for the available 24 GHz spectrum.
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
     We may not be able to obtain access to building rooftops, transmission towers, and other facilities in order to provide our wireless services.
     The provision of our wireless services may require that we have access to building rooftops, transmission towers, and other facilities owned by third-parties, some of whom may be our competitors in the marketplace. We may be unable to enter into arrangements with third parties, or on favorable terms and conditions, to gain access to certain facilities where our equipment must be located due to the line-of-sight requirements of our transmission equipment. As such, our operations may be limited in areas where we have difficulty obtaining such access, or the cost of our operations may increase as a result of paying higher fees for access rights to third parties.

     We may be unable to successfully execute on any of our identified business opportunities or other business opportunities that we determine to pursue.
     We currently have 29 employees (including officers) and maintain limited corporate infrastructure. Our internal systems are not robust and we operate a limited service and support organization. In order to pursue our identified opportunities, as well as any other opportunities for our services we identify, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of the foregoing could be affected by one of more of the following factors:
•	the ability of our equipment, equipment suppliers and service providers to perform as we expect;

•	our ability to execute our strategy, which could be affected by our limited experience in providing high-speed transmission services;

•	our ability to effectively manage our third party relationships;

•	our ability to negotiate acceptable agreements to secure suitable locations for our radios and antennas;

•	our ability to manage the expansion of our operations, which could result in increased costs, high employee turnover or damage to customer relationships;

•	our ability to attract and retain qualified personnel, which may be affected by the significant competition in our industry for persons experienced in network operations and engineering;

•	equipment failure or interruption of service, which could adversely affect our reputation and our relations with our customers;

•	our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and,

•	our ability to raise substantial additional capital to fund our growth, if required.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.
ITEM 2. PROPERTIES
     We own no real property. The following is a summary of our principal facilities leases:

SQUARE FOOTAGE	LOCATION	LEASE EXPIRATION DATE	FACILITIES

8,300	McLean, VA	June 15, 2007	Corporate office

8,400	Iselin, NJ	June 30, 2011	Sales and executive office

1,200	Charlottesville, VA	January 31, 2007	Corporate office

33,400	Herndon , VA	March 30, 2008	Teligent’s corporate office which has been subleased

21,000	Dulles, VA	March 1, 2006	Warehouse
     The lease for the Dulles, VA warehouse space was converted to a month-to-month lease upon expiration.
ITEM 3. LEGAL PROCEEDINGS
     We are not currently subject to any legal proceedings that we expect to have a material adverse impact on our business.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Company held a special meeting of stockholders (the “Special Meeting”) on October 27, 2005 for stockholders to approve an amendment to the Company’s Stock Option Plan to (i) increase the number of shares available for issuance under the plan; and, (ii) provide that the maximum term for which options may be granted under the plan is five years. Votes cast at the Special Meeting with respect to this matter were 36,545,494 votes in favor of the approval of the amendment of the Company’s Stock Option Plan, 2,594,792 votes against the approval and 8,474 votes abstained.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY
     Set forth below are the name, age, present title, principal occupation and certain biographical information for our executive officers as of March 3, 2006:

Name	Age	Position
Michael K. Gallagher	46	Chief Executive Officer, President and Director
Robert E. Beran	45	Senior Vice President, Operations
Louis R. Olsen	48	Senior Vice President, Engineering
Joseph M. Sandri, Jr.	42	Senior Vice President and President, First Avenue Networks Solutions, Inc.
Michael P. Casey	40	Vice President, Sales
Arthur D. Folker	57	Vice President, Corporate Development and Product Marketing
Thomas A. Scott	30	Vice President, Business Development and Finance
Sandra G. Thomas	49	Vice President, Chief Financial Officer, Secretary and Treasurer
     Michael K. Gallagher has served as our Chief Executive Officer, President and Director since September 2005. From March 2001 to September 2005, Mr. Gallagher served as President of Flarion Technologies Inc., a maker of mobile communications network devices. From January 1999 to January 2001, he served as Senior Vice President for Worldwide Sales and Operations for Nortel Networks’ IP Services business unit (formerly Shasta Networks, which was acquired by Nortel in April 1999). Prior to joining Shasta Networks, Mr. Gallagher served as Senior Vice President, North American Sales for Bay Networks, a computer networking company, from 1990 to 1999. Mr. Gallagher serves on the Board of Directors of Enterasys Networks, Inc., a comprehensive network solutions company.
     Robert E. Beran has served as our Senior Vice President since April 2005 and as our Senior Vice President of Operations since February 2006. From May 2001 until April 2005, Mr. Beran was a co-founder and principal of Momentum Technology Partners, LLC an interim executive management services firm. During that period, he also co-founded and served as the Managing Partner of MaxBand LLC, a radio equipment distribution venture and sales agent for Japan Radio Corporation (JRC). From May 2000 to April 2001, Mr. Beran served as the President and CEO of eVidient Inc., a startup venture of GE Capital Corporation providing satellite-based, broadband media streaming networks to the information and entertainment industry. Prior to 2000, Mr. Beran was a senior executive at Bell Atlantic/Verizon responsible for building and running multiple business units and leading corporate development initiatives.
     Louis R. Olsen has served as Senior Vice President of Engineering since January 2005. From August 2004 through December 2004, he served as an independent consultant to the Company. From October 2002 through August 2004, Mr. Olsen was a Principal Consultant for Alera Solutions, an independent consulting company focused on wireless and video projects. From May 2001 through June 2002, Mr. Olsen was the Chief Technology Officer of Centennial Communications Caribbean region, a wireless and fixed telecommunications provider. From December 1998 through May 2001, he was Vice President of Technology Development for Teligent, Inc., a fixed wireless service provider.
     Joseph M. Sandri, Jr. has served as our Senior Vice President, and President of our First Avenue Networks Solutions, Inc. subsidiary, since May 2005. From December 2004 to May 2005 he served as President for IDT Spectrum, Inc, a fixed wireless carriers’ carrier. He also served as Senior Vice President, Winstar Government Solutions, Inc., an IDT Corporation subsidiary, from April 2004 to May 2005. From December 2001 to May 2005 he also served as Senior Vice President & Regulatory Counsel of Winstar Communication LLC, an IDT Corporation subsidiary. From January 1996 to December 2001 he served as Senior Vice President and Regulatory Counsel of Winstar Communications, Inc.
     Michael P. Casey has served as Vice President, Sales since February 2006. From June 2001 until January 2006, he served as Vice President of Sales, North America for Flarion Technologies, Inc., a maker of mobile communications network devices. From January 2000 through June 2001, Mr. Casey served as Vice President of Content Networks business division for Nortel Networks’ IP Services business unit (formerly Shasta Networks, which was acquired by Nortel in April 1999). Prior to joining Shasta Networks, Mr. Casey served as Sales Director for Bay Networks, a computer networking company, from July 1995 to December 1999.
     Arthur D. Folker has served as Vice President, Corporate Development and Product Marketing since September 2005. From April 2004 to July 2005, Mr. Folker served as Vice President of Business Development at WholeSecurity Inc., an Internet security firm. From April 2002 to March 2004, Mr. Folker was the principal at MarkPoint Partners, a marketing and business development consulting firm. From September 1998 to March 2002 he was founder and Vice President of Sales and Business Development at Brightlink Networks, an optical switch manufacturer.

     Thomas A. Scott has served as our Vice President, Business Development and Finance since October 2005. From November 2004 through October 2005, he served as Acting President and Acting Chief Operating Officer of Teligent, Inc. From January 2002 until October 2005, Mr. Scott was the managing director of TAS Advisors, LLC, a communication consulting firm. From 1999 until January 2002, he served as Senior Director, Corporate Development for Winstar Communications, Inc. The Board of Directors has approved the appointment of Mr. Scott as our Chief Financial Officer, Treasurer and Secretary effective March 16, 2006.
     Sandra G. Thomas has served as our Vice President, Chief Financial Officer and Treasurer since December 2001 and our Secretary since April 2002. From February 2001 through December 2001, Ms. Thomas was a consultant with Cardinal Point Associates, a strategic and financial consultant to broadband wireless companies. From January 2000 to February 2001 she served as Chief Financial Officer of MuseumCompany.com, Inc., a specialty retailer of museum-related merchandise. Ms. Thomas has tendered her resignation to be effective March 15, 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     Our common stock is traded on the NASDAQ National Market under the symbol FRNS. Prior to June 20, 2005, our common stock was listed on the Over the Counter Bulletin Board. The market price range for the common stock for the last two fiscal years as reported on the NASDAQ National Market or Over the Counter Bulletin Board, as applicable, is as follows:
Common Stock

	PRICE RANGE
	High	Low
Fiscal year ended December 31, 2005
First Quarter	$13.50	$9.55
Second Quarter	$9.65	$4.75
Third Quarter	$6.89	$5.25
Fourth Quarter	$6.63	$4.89

Fiscal year ended December 31, 2004
First Quarter	$3.85	$2.55
Second Quarter	$4.45	$3.01
Third Quarter	$8.00	$3.65
Fourth Quarter	$14.00	$4.75
     On February 15, 2006, the closing price of our common stock as reported by the NADAQ National Market was $7.65 per share. There were 904 holders of record of our common stock on February 15, 2006.
     We have not paid any cash dividends in the past and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the expansion of our business and fund ongoing operations for the foreseeable future.
Equity Compensation Plan Information
     The following table provides information about our equity compensation plans as of December 31, 2005.

Number of securities
	Number of securities		remaining available for
	to be issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	3,257,683	$5.91	3,646,283

Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	3,257,683	$5.91	3,646,283

ITEM 6. SELECTED FINANCIAL DATA
     Selected financial data presented below has been derived from and should be read in conjunction with our audited consolidated financial statements and the notes thereto, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this report.

	Years ended December 31,
					Predecessor
	Successor (1)				(1)
	2005	2004	2003	2002	2001
(in thousands except per share data)
Statement of Operations Data:
Revenues	$1,325	$104	$140	$295	$629
Loss from operations (2)	(13,151)	(11,131)	(2,736)	(26,685)	(79,847)
Net loss (3)	(11,326)	(14,528)	(4,180)	(27,725)	(257,077)
Basic and diluted net loss per share (4)	(0.19)	(0.67)	(0.21)	(1.39)	(6.52)

	As of December 31,
	2005	2004	2003	2002	2001
(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$50,681	$80,398	$3,599	$5,300	$5,850
Certificates of deposit	20,000	—	—	—	—
Working capital	69,299	79,781	3,139	4,013	4,595
FCC licenses	60,662	21,662	21,600	21,600	46,388
Total assets	226,922	103,581	25,566	27,429	53,694
Long-term debt	—	—	10,694	8,756	6,883
Total stockholders’ equity	220,154	98,630	10,296	13,126	40,812

(1)	The Company sought reorganization under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Court”) on April 20, 2001. On December 20, 2001, the Company emerged from bankruptcy. For financial reporting purposes, the Company has reflected its emergence from bankruptcy as of December 31, 2001. Effective December 31, 2001, the Company adopted fresh start financial reporting in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). “Successor” refers to activities and balances associated with the Company after December 20, 2001. “Predecessor” refers to activities and balances associated with the Company on or prior to December 20, 2001. As a result, period to period comparisons may not be meaningful and are not indicative of future results of the Company.

(2)	Includes expenses of (i) $24.8 million recorded in 2002 for the impairment of FCC licenses; (ii) $42.6 million recorded for equipment impairment in 2001; and, (iii) $9.3 million recorded for the impairment of a note receivable in 2001.

(3)	In 2001 includes $346.7 million in reorganization expenses and $128.9 million income from gain on early extinguishments of debt as a result of the emergence from bankruptcy. Gain on early extinguishment of debt was previously reported as an extraordinary item but has been reclassified to a reorganization item in accordance with Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”

(4)	Includes $3.27 income per share relating to an extraordinary gain on early extinguishment of debt in 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion in conjunction with the “Cautionary Statement” included at the beginning of this Annual Report on Form 10-K, our Consolidated Financial Statements and related Notes, and other financial information appearing elsewhere in this Annual Report on Form 10-K.
   Executive Overview
     In 2001, we emerged from proceedings under Chapter 11 of the United States Bankruptcy Code under a plan of reorganization. Subsequent to the effective date of the plan, our product offering consisted of leasing our spectrum to others to construct high-speed wireless telecommunications networks. Our leasing products, Express Link and Express Net, provided a way for telecommunications carriers and enterprise customers to access interference-free, carrier class licensed spectrum. Our leasing strategy allows us to utilize our FCC licenses to facilitate wireless telecommunications services in a capital efficient manner. This strategy seeks to identify, contact and serve existing telecommunications carriers in a manner that does not require significant sales and marketing, operating and capital expenditures. The recoverability of our investment in our FCC licenses is dependent on the successful execution of our business plan as it evolves.
     We currently have approximately 80 leases for 39 GHz spectrum on a link-by-link basis primarily in the Southwestern and Eastern United States and have leased 39 GHz spectrum in two urban regions in the Southwestern United States. Additionally, we have retained nine 39 GHz fixed transmission links originated by our predecessor which customers incorporate into their telecommunication networks and utilize to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services. In December 2003, we entered into an Express Net contract with a large national telecommunications carrier. Under the terms of this contract, we have leased a portion of our 39 GHz spectrum in two urban regions for seven years. In these markets we have at least three channels which are not subject to the lease.
     On January 14, 2005, we completed the acquisition of substantially all of the assets and assumed certain related liabilities of Teligent, Inc. and its subsidiary, Teligent Services, Inc. (collectively, “Teligent”). The assets acquired from Teligent included 24 GHz spectrum licenses, radio equipment and the infrastructure supporting fixed wireless operations including an operational mobile backhaul network in New York City. In consideration for these assets, we issued approximately 25.2 million shares of common stock and a warrant to purchase up to approximately 2.5 million additional shares of common stock. We expect our New York operations to further our long term objectives of participating in and leading growing fixed wireless markets such as backhauling mobile device traffic and providing cost effective extensions to fiber optic networks.
     We have reflected the assets of Teligent and the acquired operations in our financial statements as of the acquisition date. The assets are recorded at fair market value at the date of acquisition as required by purchase method accounting. We have allocated 30% and 69% of the $131.2 million purchase price to the 24 GHz spectrum and goodwill, respectively.
     Subsequent to the Teligent acquisition, we began generating revenue by providing mobile backhaul services in New York City. We currently have 29 employees (including officers) and operate with limited resources. We are currently focused on building our team and developing our business opportunities. In 2006, we intend to continue to expand our New York City network and to design, build and operate mobile backhaul networks in other metropolitan areas.
     We use a variety of metrics to assess the growth and evaluate the performance of our operations. In addition to the traditional financial evaluations of cash used and performance against budgets, we also consider non financial measurements. As we begin to grow our operations, two of the most important customer acquisition metrics that we will track will be the number of operating sites and average DS-1 equivalents per site. A DS-1, commonly known as a T-1, is a measure of bandwidth required for the transmission of 1.54 mbps. At December 31, 2005, we had over 75 operating sites in our New York network. Since we acquired the network from Teligent in January 2005, we have increased the capacity of this network by 38% based upon number of DS-1s. At December 31, 2005, our network averaged 5.4 DS-1s per site. This represents an increase of 32% from the DS-1 average per site when we acquired the Teligent assets.
     We consider these to be key metrics because the number of operating sites is a key driver for the amount of capital expenditures required to grow our network and the number of field personnel required to support our operations. The increase in DS-1 equivalents is an indication of the productivity of our network. Combined these metrics provide us with insights as to how effective we are in building new sites in areas where our customers need to increase capacity. Our goal is to fully utilize each site to maximize the return on our capital investment.
     As we expand our network in New York and expand into other metropolitan markets, we expect the number of sites to increase. Further, we expect the average number of DS-1s per site to increase as our customers require more capacity to meet the demands placed on their networks by mobile device users for the transmission of pictures and Internet communication. Since our inception, we have generated operating and net losses and we expect to generate operating and net losses and negative cash flows for at least the next few years as we position ourselves to serve the mobile backhaul and fiber extension markets.
Results of Operations
   Year ended December 31, 2005 compared to year ended December 31, 2004
     Revenues for the year ended December 31, 2005 increased 1174% to $1.3 million from $104,000 in 2004. This increase was the result of the acquisition and operation of Teligent’s fixed wireless operations. In 2005, we recognized approximately 87% of our revenue from these operations. In 2005, we continued to provide our predecessor’s customers with nine dedicated wireless links. Additionally, we realized $130,000 in revenue from our spectrum leasing program which began in late 2003. Although at December 31, 2005, we had approximately 80 leases for its spectrum on a link-by-link basis and had leased spectrum in three urban areas we do not expect this revenue source to grow substantially since our sales efforts no longer emphasize this product. Revenue under these leases is recognized ratably over the individual lease periods which currently range from 12 to 84 months. We expect our future revenue growth to be derived from our fixed wireless operations.
     Technical and network operations costs and expenses are comprised primarily of equipment development cost, repair and maintenance costs for the fixed wireless business and compensation and related costs for engineering and maintenance personnel. Technical and network operations costs and expenses increased 4349% or $3.4 million to $3.5 million for the year ended December 31, 2005, compared to $78,000 for the year ended December 31, 2004 as a result of costs incurred to support the fixed wireless business acquired from Teligent. Technical and network operations costs and expenses were 262% and 75% of revenues for the years ended December 31, 2005 and 2004, respectively. We expect technical and network operations costs and expenses to increase in future periods as a result of executing our business plan to grow our fixed wireless operations.
     Sales and marketing costs and expenses are comprised primarily of compensation and related costs and professional fees. These costs increased 37% or $680,000 to $2.5 million for the year ended December 31, 2005, compared to $1.8 million in 2004. This increase is a result of additional salaries and benefits and professional fees to support our sales efforts as well as increases in travel and industry-related organizational dues. Sales and marketing costs and expenses were 191% and 1777% of revenues for the years ended December 31, 2005 and 2004, respectively. In 2004, we accounted for our stock options granted to management as variable options. As a result, we recorded a non-cash stock-based compensation expense of $1.4 million for the increase in our stock price from December 31, 2003 to December 31, 2004 multiplied times the number of options granted to employees in sales and marketing roles. In 2005, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) under which non-cash stock compensation expense is based upon the fair value of stock options at the grant date. In 2005, we recorded a non-cash stock compensation expense related to sales and marketing personnel of $275,000. We expect sales and marketing expenses, other than those related to stock compensation costs, to increase in future periods as a result of executing our business plan to grow our fixed wireless operations.
     General and administrative costs and expenses primarily consist of compensation, professional fees and insurance. General and administrative costs and expenses decreased 10% or $930,000 to $8.4 million for the year ended December 31, 2005, from $9.3 million for the year ended December 31, 2004. This decease is the result of a decrease in non-cash stock compensation expense. In 2004, we accounted for our stock options granted to management and members of our Board of Directors as variable options. As a result, we recorded non-cash stock-based compensation expense of $8.1 million attributable to the increase in our stock price from December 31, 2003 to December 31, 2004 multiplied times the number of options granted to employees in general and administrative roles and Directors. In 2005, under SFAS 123R we recorded a non-cash stock compensation expense related to administrative personnel and Directors of $2.5 million. Offsetting the decrease in non-cash stock compensation expense were increases in personnel cost and professional fees to support our growth plans. General and administrative costs and expenses were 632% and 8945% of revenues for the years ended December 31, 2005 and 2004, respectively. We expect general and administrative expenses, other than those related to stock compensation costs, to increase in future periods as a result of executing our business plan to grow our fixed wireless operations.
     As a result of our annual impairment evaluation of the fair value of our FCC licenses, we determined that our license portfolio, with a book value of $60.7 million, had a fair market value of $128.9 million and that no impairment of the value of our FCC licenses occurred in 2005. While performing this impairment evaluation we considered (i) the Company’s public equity value; (ii) the change in the public equity value of companies providing similar services or holding similar FCC licenses; (iii) private purchases of spectrum; and, (iv) the sale of XO’s wireline division.
     In January 2005, we recorded $90.7 million in goodwill as a result of our acquisition of certain assets and assumption of certain liabilities of Teligent. This amount represents the cost of the acquired assets in excess of the fair value of the assets acquired and liabilities assumed. At December 31, 2005 we performed our annual impairment evaluation of the fair value of goodwill and determined that no impairment of this asset had occurred. While performing this impairment valuation, we considered our market equity value and our projected discounted cash flows.

     Depreciation and amortization expense increased to $105,000 for the year ended December 31, 2005 from $6,000 for the year ended December 31, 2004. This increase is a result of an increase in property and equipment to support our fixed wireless operations and to support 33 additional employees and consultants. Depreciation and amortization expense was 8% and 6% of revenues for the years ended December 31, 2005 and 2004.
     Interest and other totaled $1.8 million for the year ended December 31, 2005 as compared with a net expense of $3.4 million for the year ended December 31, 2004. This change is attributable to the elimination of interest expense of $3.7 million as a result our repaying our debt in full in December 2004 and an increase of $1.7 million in interest income from the investment of increased cash amounts, resulting from the December 2004 sale of common stock.
     During the year ended December 31, 2005, we recorded a increase of $402 million in our deferred tax valuation allowance based upon management’s determination that the recognition criteria for realization had not been met. At December 31, 2005, our valuation allowance was equal to our deferred tax asset.
   Year ended December 31, 2004 compared to year ended December 31, 2003
     Revenues for the year ended December 31, 2004 decreased 25.7% to $104,000 from $140,000 in 2003. This decrease was the result of the decline in the number of dedicated wireless links remaining from our predecessor. During the year ended December 31, 2004, we continued to provide customers with nine dedicated links remaining from our predecessor. During the year ended December 31, 2003, we provided our predecessor’s customers with up to 14 dedicated links including two OC-3 links. In 2004, we realized $66,000 in revenue from our spectrum leasing program which began in late 2003. At December 31, 2004, we had more than 40 leases for our spectrum on a link-by-link basis and had leased spectrum in three urban areas. Revenue under these leases is recognized ratably over the individual lease periods which currently range from 12 to 84 months.
     Technical and network operations costs and expenses are comprised primarily of engineering and operational development professional fees and roof-top rent and backhaul for dedicated wireless links. Technical and network operations costs and expenses increased 2500% to $78,000 for year ended December 31, 2004, compared to $3,000 for the year ended December 31, 2003. This increase resulted from the engagement of consultants and hiring of staff to prepare for the integration of the Teligent assets. Technical and network operations costs and expenses were 75% and 2% of revenues for the years ended December 31, 2004 and 2003, respectively. We expect these expenses to increase in future periods as we execute our business plan to grow our fixed wireless operations.
     Sales and marketing costs and expenses are comprised primarily of compensation and related costs as well as consulting fees and public relations expenses. These costs increased 359.9% or $1.4 million to $1.8 million for the year ended December 31, 2004, compared to $399,000 in 2003. This increase resulted primarily from an increase of $1.1 million in non-cash stock-based compensation expense to $1.2 million for the year ended December 31, 2004 from $146,000 recorded for the year ended December 31, 2003. We accounted for our stock options granted to management as variable options. As a result, we recorded a non-cash stock-based compensation expense for the increase in our stock price from December 31, 2003 to December 31, 2004 multiplied times the number of options granted to employees in sales and marketing roles. Our stock price increased from $2.70 at December 31, 2003 to $13.90 at December 31, 2004. Sales and marketing costs and expenses were 1764% and 285% of revenues for the years ended December 31, 2004 and 2003, respectively. We expect sales and marketing expenses (other than the portion related to options accounted for as variable) to increase in future periods as a result of executing our business plan to grow our fixed wireless operations. As we are unable to anticipate future increases or decreases in the price of our common stock, we are unable to predict future overall trends in our reported sales and marketing expenses.
     General and administrative costs and expenses primarily consist of compensation, occupancy expenses, professional fees and insurance. General and administrative costs and expenses increased 301% or $7.1 million to $9.3 million for the year ended December 31, 2004, from $2.3 million for the year ended December 31, 2003. This increase resulted from an increase of $7.0 million in non-cash stock-based compensation expense to $8.1 million for the year ended December 31, 2004, from $1.1 million recorded for the year ended December 31, 2003. We accounted for our stock options granted to management and members of the Board of Directors as variable options. As a result, we recorded a non-cash stock-based compensation expense for the increase in our stock price from December 31, 2003 to December 31, 2004 multiplied times the number of options granted to employees in general and administrative roles and Directors. Our stock price increased from $2.70 at December 31, 2003 to $13.90 at December 31, 2004. General and administrative costs and expenses were 9033% and 1672% of revenues for the years ended December 31, 2004 and 2003, respectively. We expect general and administrative expenses (other than the portion related to options accounted for as variable) to increase in future periods as a result of executing our business plan to grow our fixed wireless operations. As we are unable to anticipate future increases or decreases in the price of our common stock, we are unable to predict future overall trends in our reported general and administrative expenses.
     In 2003, we recorded a non-cash charge of $124,000 to reduce the carrying value of inventory to market. No such charge was deemed necessary in 2004.

     As a result of our annual impairment evaluation of the fair value of our FCC licenses, we determined that our license portfolio, with a book value of $21.6 million, had a fair market value of $89 million and that no impairment of the value of our FCC licenses occurred in 2004. While performing our impairment evaluation we considered (i) the increase in our public equity value; (ii) private purchases of spectrum; and, (iii) the results of FCC auction #56.
     Depreciation and amortization expense of $6,000 for the year ended December 31, 2004 decreased 33.3% from $9,000 for 2003.
     Net expense for interest and other increased to $3.4 million for the year ended December 31, 2004 from $1.4 million in 2003. This increase is the result of our repaying all Senior Notes on December 23, 2004, and recognizing the remaining unamortized debt discount. During the year ended December 31, 2004 and 2003, we recorded $2.5 million and $818,000 of interest expense relating to the amortization of original issue discount, respectively.
     During the year ended December 31, 2004, we recorded an increase of $22 million in our deferred tax valuation allowance based upon our determination that the recognition criteria for realization had not been met. At December 31, 2004, our valuation allowance was equal to our deferred tax asset.
   Liquidity and Capital Resources
     On December 14, 2004, we raised $89.5 million, net of agent fees, through the sale of 12.87 million shares of common stock in a private placement offering. Some of the proceeds were used to repay $14.4 million in existing senior indebtedness on December 23, 2004. We intend to use the remaining proceeds from the offering:
•	to grow our existing mobile backhaul network and, as we receive new contracts, construct additional mobile backhaul networks;

•	to develop facilities for extending fiber optic telecommunications networks in selected metropolitan markets, as we identify and contract with appropriate customers and partners;

•	for other working capital purposes; and,

•	for general corporate purposes.
     During the year ended December 31, 2005, operating activities used cash of $8.3 million as compared to $1.5 million during 2004. Cash used by operating activities resulted primarily from our net loss decreased by non-cash stock-based compensation expense.
     Investing activities for the year ended December 31, 2005 used cash of $21.2 million. Cash used by investing activities primarily resulted from the purchase of certificates of deposit with original maturity dates of three months or more and purchase of deployable equipment to support the growth of our fixed wireless operations.
     Financing activities used cash of $241,000 for the year ended December 31, 2005 as a result of 2005 professional fees incurred as the result of our December 2004 equity offering.
     Cash and cash equivalents and certificates of deposit totaled $70.7 million at December 31, 2005. Since inception, we have incurred losses from operations and expect to continue to incur losses and experience negative cash flows for at least the next few years as we position ourselves to serve the mobile backhaul and fiber extension markets. Subsequent to the Teligent acquisition, we have generated revenue by providing mobile backhaul services in New York City. In 2005, we focused our sales efforts on the large mobile carriers. In 2006, we intend to continue to expand our New York City network and to design, build and operate mobile backhaul networks in other metropolitan areas. If we are successful in signing long term contracts with mobile carriers we will begin construction on these networks. We are currently focused on building our team and developing our business opportunities. Based upon our current cash balance, limited operations and historic annual cash utilization, we believe that our cash resources are sufficient to fund operations and capital requirements beyond 2006. However, additional unforeseen expenditures may require us to obtain additional financing.

     Contractual Obligations
     The following table summarizes the Company’s contractual obligations as of December 31, 2005 (in thousands):

Contractual Obligations		Payment due by period
	Total	Less than 1 year (1)	1-3 years (2)	3-5 years	More than 5 years
Operating lease obligations	$1,658,000	$738,000	$764,000	$156,000	$—

Total	$1,658,000	$738,000	$764,000	$156,000	$—

(1)	Net of $553,000 due under non-cancellable sublease.

(2)	Net of $692,000 due under non-cancellable sublease.
     Subsequent to December 31, 2005, the Company entered into a lease for office space in Iselin, NJ for use as a sales and executive office. Rent under this lease is approximately $270,000 annually through June 30, 2011.
     Critical Accounting Matters and Significant Estimates
     The preparation of consolidated financial statements requires management to make judgments based upon estimates and assumptions that are inherently uncertain. Such judgments affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management continuously evaluates its estimates and assumptions, including those related to long-lived assets, income taxes, contingencies and litigation, and the carrying values of assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
     A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:
•	FCC Licenses — We account for our FCC licenses in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which require that goodwill and intangible assets with indefinite lives not be amortized, but be tested annually or more frequently whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. We have determined that our FCC licenses have indefinite useful lives due to the following:
o	FCC spectrum is a non-depleting asset;

o	The licenses are integral to the business and we expect them to contribute to cash flows indefinitely;

o	License renewal applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

o	Maintenance expenditures required to obtain future cash flows are not significant; and,

o	We intend to use these assets for the foreseeable future.
Given the nature of our 39 GHz spectrum, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At December 31, 2005, our FCC licenses had a carrying value of $60.7 million. During 2005, we performed a valuation of our spectrum under SFAS No. 142 and determined that the fair market value of the spectrum was $128.9 million. In performing this evaluation, we identified a number of factors that are considered to be indicative of the value of our FCC licenses, including (i) our public equity value; (ii) private purchases of similar licenses;(iii) the change in the public equity value of companies providing similar services or holding similar FCC licenses; and (iv) the announced sale of XO’s wireline division. Each of the factors was then quantified and weighted in deriving the estimated fair value.
Several key assumptions were included in the valuation model: (i) the value of the FCC licenses directly correlates with the public trading value of our stock and that of other public companies in the telecommunications industry; (ii) certain private purchases of similar licenses are reflective of the fair value of the underlying assets; (iii) the relative weights assigned to each factor represent the level of the factor’s relevance to the estimation of the fair value of the FCC licenses; and, (iv) the model captures relevant information impacting the fair value of these licenses. Any change in the above assumptions could lead to a different result. We will continue to evaluate the fair value of our FCC licenses for impairment as events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable.
We face various contingencies including the renewal of our FCC licenses in 2006 to 2011 and changing FCC regulations. The loss of some or all of our FCC licenses or the imposition of FCC usage restrictions could adversely affect our future business prospects and operations and could result in an impairment to the carrying value of these intangible assets.

Our 39 GHz and 24 GHz licenses are granted for initial ten-year terms with renewal dates ranging from 2006 to 2014. In order for the licenses to be renewed, we must demonstrate that we have provided “substantial service” during the license term. The FCC cancels those licenses that have not been used to provide substantial service. The level of service that will be considered “substantial” may vary depending upon the type of product offering. The FCC has provided specific guidance through “safe harbors” in both the 39 GHz and 24 GHz bands. For the 39 GHz band, the FCC’s safe harbor is that the licensee should have constructed four individual point-to-point radio transmission links per channel per million persons in the license area. For the 24 GHz band, the FCC’s safe harbor is that the licensee should have constructed four individual links per channel per million persons in the license area for point-to-point or point-to-multipoint operations. While all current service offering are on a point-to-point basis, we do not currently meet the substantial service guidance provided by the FCC; however, we intend to meet this requirement before the expiration date of our licenses. Although we intend to meet the substantial service requirements, the FCC may modify its definition of substantial service and, in the future, we may offer products for which the FCC establishes more stringent substantial service requirements. We may be unable to meet the FCC’s renewal requirements and could lose our licenses. The loss of some of our licenses could limit the expansion of our business and harm our operating results.
Our licenses are integral to our business. As a result, we believe that we must focus on protecting this valuable asset as our business plan evolves. Under FCC rules, licenses are renewed based upon service provided as of the renewal date. The FCC does not consider service provided during the ten year period for which the licenses are granted. They evaluate whether “substantial service” is provided as of the renewal date. With over $70 million in cash and certificates of deposit we have the resources to grow our mobile backhaul services. We will continue to lease spectrum, utilizing this non-capital intensive method to put more of our FCC licenses to work. We intend to introduce new product offerings utilizing our spectrum. Under our current business plan, we believe that we will meet the FCC’s “substantial service” requirement as of the various license renewal dates. We will continue to periodically assess our progress toward meeting these requirements. If at any time we determine that we will most likely not meet these requirements, we will modify the life of the particular FCC licenses and begin amortizing the cost over the remaining license period.
•	Goodwill — The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. Under the provisions of SFAS 142, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise.
We have one reporting unit for consideration in the application of the requirements of SFAS 142. When determining the fair value of this reporting unit, we consider a combination of the market price of our common equity and discounted cash flows. In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows, discount rates and other factors to determine if an impairment has occurred. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. Future declines in our goodwill value could result in an impairment charge to earnings, increasing our operating loss in future periods. Our stock price could decline as a result of such a charge to earnings.
Our annual evaluation of the fair value of goodwill was based upon our market equity value and our projected discounted cash flows. This evaluation indicated that no impairment to the fair value of goodwill had occurred.
•	Deferred taxes — We have recorded a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would be reported as (i) a direct addition to additional paid in capital to the extent that the adjustment arises from the use of net operating loss carry forwards acquired from our predecessor and (ii) an increase in income in the period such determination is made to the extent the adjustment arises for any other reason.
•	Accrued taxes other than income taxes — At December 31, 2005, other accrued taxes included accrued property tax and use tax liabilities of approximately $2.5 million and $1.6 million, respectively, which were incurred by our predecessor company. Such liabilities are expected to be released as we reach settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While we believe the amounts represent reasonable estimates of the amounts potentially owed, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts. Payments of any amount due will reduce the recorded liability and cash accordingly.
•	Fresh start accounting — In connection with our emergence from bankruptcy, we reflected terms of the Plan in our consolidated financial statements by adopting the fresh start accounting provisions of SOP 90-7 on December 31, 2001. Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In adopting fresh start accounting, we utilized the reorganization value or fair value of the entity. The reorganization value of a company is the amount of value available and to become available for the satisfaction of post- petition liabilities and allowed claims, as negotiated between the debtor-in-possession and the creditors and holders of equity interests. A committee of unsecured creditors together with management determined a reorganization value of approximately $53.7 million which was deemed fair value of the assets of the reorganized business, with FCC licenses comprising 86% of the reorganization value.
•	Early stage business — We are subject to all of the risks inherent in an early-stage business in the telecommunications industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. In 2004, we had less than $100,000 in revenues from our spectrum leasing business. In 2005, we began generating revenue by providing mobile backhaul services in New York City. From 2002 through December 2005, we have generated operating losses of $53.7 million and net losses of $57.8 million. We expect to generate operating and net losses and negative cash flows for at least the next few years. We are currently focused on developing our business opportunities. Failure to generate sufficient revenues could have a material adverse effect on our results of operations, financial condition and cash flows. The recoverability of our assets is highly dependent on our ability to execute on our business plan.
Inflation
     We believe that our business has not been affected by inflation to a significantly different extent than has the general economy.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At December 31, 2005, we had cash and cash equivalents and certificates of deposit of $70.7 million that were held in bank accounts with an average annual interest rate of 3.8%. Our investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government and its agencies, and commercial paper of domestic corporations. The policy prohibits investing in instruments with maturities that exceed 365 days. Our investment priorities are to minimize short-term risk and preserve capital. We have had no holdings of derivative financial or commodity instruments in the past and have no current plans to do so in the future. We have not conducted business in foreign currencies in the past and have no current plans to do so in the future.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
To the Board of Directors and Stockholders of First Avenue Networks, Inc.:
We have audited management’s assessment, included in PART II,  Item 9A. of this Annual Report on Form 10-K, that First Avenue Networks, Inc. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated February 3, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KBA GROUP LLP
Dallas, Texas
February 3, 2006

Report of Independent Registered Public Accounting Firm on Financial Statements
To the Board of Directors and Stockholders of First Avenue Networks, Inc.:
We have audited the accompanying consolidated balance sheets of First Avenue Networks, Inc. and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2005. We have also audited the financial statement schedule appearing under Item 15(a)(2) for each of the years in the three year period ended December 31, 2005. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Avenue Networks, Inc. and its subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) for each of the years in the three year period ended December 31, 2005 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
We also have audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 3, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness on internal control over financial reporting.
/s/ KBA GROUP LLP
Dallas, Texas
February 3, 2006

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2005	2004
Current assets:
Cash and cash equivalents	$50,681	$80,398
Certificates of deposit	20,000	—
Accounts receivable, net	479	42
Prepaid expenses and other current assets	442	282

Total current assets	71,602	80,722
Property and equipment, net of accumulated depreciation	3,225	298
FCC licenses	60,662	21,662
Goodwill	90,727	—
Other assets	706	899

Total assets	$226,922	$103,581

Current liabilities:
Accounts payable	$141	$40
Accrued compensation and benefits	786	271
Accrued taxes other than income taxes, current portion	369	350
Deferred revenue, current portion	140	60
Accrued lease liability, current portion	269	—
Other accrued liabilities	598	220

Total current liabilities	2,303	941
Deferred revenue, less current portion	369	250
Accrued lease liability, less current portion	336	—
Accrued taxes other than income taxes, less current portion	3,760	3,760

Total liabilities	6,768	4,951

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized and 60,576,484 and 34,158,016 shares issued and outstanding at December 31, 2005 and 2004, respectively	61	34
Additional paid-in capital	277,852	145,029
Accumulated deficit	(57,759)	(46,433)

Total stockholders’ equity	220,154	98,630

Total liabilities and stockholders’ equity	$226,922	$103,581

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Revenues	$1,325	$104	$140

Costs and expenses:
Technical and network operations	3,470	78	3
Sales and marketing	2,528	1,848	399
General and administrative	8,373	9,303	2,341
Inventory and equipment impairment charge	—	—	124
Depreciation and amortization	105	6	9

Total costs and expenses	14,476	11,235	2,876

Loss from operations	(13,151)	(11,131)	(2,736)

Interest and other:
Interest expense to shareholders	—	(3,652)	(1,938)
Interest income	1,825	127	46
Gain on settlement of bankruptcy claims	—	6	424
Other, net	—	122	24

Total interest and other	1,825	(3,397)	(1,444)

Net loss	$(11,326)	$(14,528)	$(4,180)

Basic and diluted net loss per common share	$(0.19)	$(0.67)	$(0.21)

Weighted average common shares	58,860	21,745	20,006

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(in thousands)

			Additional
	Common stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balances at December 31, 2002	20,000	$20	$40,831	$(27,725)	$13,126
Stock compensation expense	—	—	1,343	—	1,343
Stock options exercised	49	—	7	—	7
Net loss	—	—	—	(4,180)	(4,180)

Balances at December 31, 2003	20,049	20	42,181	(31,905)	10,296
Sale of common stock and warrants, net	14,078	14	93,331	—	93,345
Issuance of common stock pursuant to terms of reorganization plan	31	—	—	—	—
Stock compensation expense	—	—	9,517	—	9,517
Net loss	—	—	—	(14,528)	(14,528)

Balances at December 31, 2004	34,158	34	145,029	(46,433)	98,630
Issuance of common stock for asset acquisition	25,195	25	130,137	—	130,162
Fees for 2004 common stock offering	—	—	(332)	—	(332)
Warrants exercised	571	1	(1)	—	—
Stock compensation expense	6	—	2,929	—	2,929
Stock options exercised	646	1	90	—	91
Net loss	—	—	—	(11,326)	(11,326)

Balances at December 31, 2005	60,576	$61	$277,852	$(57,759)	$220,154

The accompanying notes are an integral part of this consolidated financial statement.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(11,326)	$(14,528)	$(4,180)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	6	9
Non-cash interest expense to shareholders	—	3,364	1,938
Non-cash stock-based compensation expense	2,929	9,517	1,343
Gain on cancellation of liabilities	—	—	(365)
Other non-cash adjustments	17	—	144
Changes in operating assets and liabilities, net of effect of acquisition	12	133	(595)

Net cash used by operating activities	(8,263)	(1,508)	(1,706)

Cash flows from investing activities:
Purchases of property and equipment	(1,925)	(24)	(2)
Deposits for equipment purchases	(644)	—	—
Acquisition costs	(179)	—	—
Cash from Teligent acquisition	1,535	—	—
Purchase of certificates of deposit	(20,000)	—	—
Purchase of FCC Licenses	—	(62)	—
Deferred acquisition costs	—	(894)	—

Net cash used in investing activities	(21,213)	(980)	(2)

Cash flows from financing activities:
Proceeds from the sale of common stock, net of agent fees	—	93,345	—
Proceeds from exercised stock options	91	—	7
Transaction fee for sale of common stock	(332)	—	—
Payment of senior secured notes to shareholders	—	(14,058)	—

Net cash provided by (used in) financing activities	(241)	79,287	7

Net decrease in cash and cash equivalents	(29,717)	76,799	(1,701)
Cash and cash equivalents, beginning of year	80,398	3,599	5,300

Cash and cash equivalents, end of year	$50,681	$80,398	$3,599

Supplemental disclosure of cash flow information:
Interest paid to senior note holders	$—	$288	$—
Supplemental disclosure of non-cash financing and investing activities:
Issuance of senior secured notes to shareholders for paid-in-kind interest	—	908	1,120
Amortization of original issue discount on senior secured notes issued to shareholders	—	2,456	818
Issuance of common stock and warrants in connection with the acquisition of certain assets and assumptions of certain liabilities of Teligent, Inc	130,162	—	—
The accompanying notes are an integral part of these consolidated financial statements.

First Avenue Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1—The Company
     First Avenue Networks, Inc. (collectively with its subsidiaries, the “Company”) (NASDAQ: FRNS) is a wireless carrier and wholesale provider of wireless backhaul, fiber network extensions and carrier Ethernet solutions. With one of the largest and most comprehensive collections of millimeter wave spectrum in the United States, its spectrum portfolio includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in aggregate, approximately 1.5 billion channel pops, calculated as number of channels in a given area, as measured in the 2000 census, multiplied by the population covered by these channels. These licenses extend over virtually the entire United States, covering over 284 million in population. The Company holds (i) over 750 licenses for spectrum between 38.6 GHz and 40 GHz, commonly referred to as 39 GHz spectrum, granted by the Federal Communications Commission or “FCC” and (ii) 177 licenses for spectrum between 24.25-24.45 GHz and 25.05-25.25 GHz, commonly referred to as 24 GHz spectrum, also granted by the FCC.
     On January 14, 2005, the Company purchased substantially all of the assets of Teligent, Inc. (“Teligent”). These assets included Teligent’s portfolio of 24 GHz licenses and its fixed wireless operations and radio inventories. Since the acquisition of the assets of Teligent, Inc., the Company’s core services include a diverse mix of managed network services utilizing our fixed wireless spectrum assets. We market these services primarily to wireless telecommunications carriers. We also lease our 39 GHz spectrum on a limited basis. The Company expects its operations to further its long term objectives of participating in and leading growing fixed wireless markets such as providing backhaul for mobile device traffic and cost effective extensions to fiber optic networks.
     The Company operates a mobile backhaul network in New York City with over 75 remote sites and five Multiservice Core Access Point, traffic aggregation sites. It intends to expand this network to meet customer demand for backhauling mobile device traffic. It also intends to use this network and its relationship with large national mobile carriers as a foundation for future nationwide network construction. The Company intends to build facilities which can support mobile traffic backhaul applications as well as broadband wireless fiber extensions services to bridge critical carrier network gaps.
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
Note 2—Summary of Significant Accounting Policies
     Consolidation — The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Significant intercompany balances have been eliminated in consolidation.
     Use of estimates — Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements. Actual results could differ from those estimates. Among the more significant estimates made by management are fair value of long-lived assets, accrued property and use taxes and realization of deferred tax assets.
     Reclassifications — Certain reclassifications have been made to prior period amounts to conform to current period classifications.
     Segment reporting — Statement of Financial Accounting Standards No. 131, “Disclosure about Segments of an Enterprise and Related Information” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has determined that it operates in one segment.
     Cash and cash equivalents — Cash and cash equivalents represent funds on deposit with banks or investments with original maturities of less than three months when purchased that are readily convertible into cash and not subject to significant risk from fluctuation in interest rates. The Company places its temporary cash investments with major financial institutions in amounts which, at times, exceed federally insured limits.

Note 2—Summary of Significant Accounting Policies (continued)
     Certificates of deposit — During 2005, the Company purchased $20 million of certificates of deposit with initial maturities of three months or greater. These investments are classified as held to maturity and carried at cost which approximates market. Interest on the certificates of deposit is included in interest income as earned.
     Property and equipment — Property and equipment is stated at cost. Costs incurred to prepare an asset for service and substantial improvements, including installation costs, labor, shipping and handling and related supplies are capitalized and depreciated over the useful life of the asset. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds from a sale. The costs of maintenance and repairs of property and equipment are charged to expenses as incurred. Depreciation is computed utilizing-straight line methods over the applicable useful asset life. Deployable assets are not depreciated until placed in service. Construction of network assets generally takes less than 90 days; therefore, no interest costs were capitalized during the years ended December 31, 2005, 2004 and 2003. The estimated useful lives of property and equipment categories are as follows:

Network assets in service	3-5 years
Computer systems	2 years
Furniture and equipment	3 years
     Property and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If the total of the expected future undiscounted cash flows is less than the carrying value of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset.
     Intangibles — The Company accounts for its intangibles, FCC licenses and goodwill, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which requires that goodwill and intangible assets with indefinite lives not be amortized, but be tested annually or more frequently if indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives.
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
     FCC licenses — Recoverability of the carrying value of FCC licenses is dependent on numerous factors including successful deployment of networks and radio links or sales of such assets to a third party. The Company considers the FCC licenses to have an indefinite useful life under the provisions of SFAS 142. The Company performs an impairment test on these assets on an annual basis or more frequently if events and circumstances indicate the assets might be impaired. The impairment test compares the estimated fair value of the FCC licenses with the carrying value of the assets. If the estimated fair value is less than the carrying value an impairment loss would be recorded.
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
     To evaluate whether an impairment in valuation has occurred the Company considers a number of factors, including (i) the change in its public equity value; (ii) the change in the public equity value of companies providing similar services or holding similar FCC licenses; (iii) private purchases of similar licenses; and (iv) the results of FCC spectrum auction for similar spectrum. Recoverability of the carrying value of the Company’s FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party. At December 31, 2005 the Company’s licenses have a carrying value of $60.7 million. During the fourth quarter of 2005, the Company performed its valuation and determined that no impairment had occurred. During 2004 and 2003, the Company performed similar valuations of its spectrum under SFAS 142 and determined that no impairment had occurred during either of those years.

Note 2—Summary of Significant Accounting Policies (continued)
     Goodwill — The Company has one reporting unit. Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting unit to its carrying value. The Company estimates fair value using a combination of the market price of the Company’s common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the reasonableness of the market price of its common equity against other available comparable market data. All of the goodwill is related to the Company’s January 2005 acquisition of substantially all of the assets and assumption of certain related liabilities of Teligent. During the fourth quarter of 2005, the Company performed its valuation and determined that no impairment had occurred.
     Transaction costs — Direct costs associated with obtaining debt financing are deferred and charged to interest expense using the effective interest rate method over the debt term. Direct costs associated with the sale of capital stock are recorded as a reduction of proceeds. Direct costs of obtaining commitments for financing are deferred and charged to expense over the commitment term; cost and accumulated amortization are removed from the accounts upon repayment of borrowings. Direct costs associated with acquisition activities are deferred and included in the purchase price allocation upon consummation of the transaction. If the acquisition is not consummated, the Company charges the deferred amounts to expense when it determines that the acquisition will not occur. As of December 31, 2004 an amount of $894,000 is included in non-current assets representing the deferred direct costs associated with the acquisition of Teligent. In 2005, these costs were capitalized as part of the Teligent purchase price.
     Revenue recognition — The Company recognizes revenue from its fixed wireless services in the period in which such services are provided to customers. Revenue from these services is based upon contracted monthly fees. The Company recognizes revenue from its spectrum leasing program ratably over the lease term beginning when the FCC approves the lease. Revenue from the spectrum leasing program is based upon signed lease agreements.
     Allowance for doubtful accounts — The Company records its trade accounts receivable at the invoiced amount. The Company maintains an allowance for doubtful accounts for estimated losses that result from failure or inability of customers to make required payments. When determining the allowance, the Company considers the probability of collection based on past experience, taking into account current collection trends that are expected to continue, as well as general economic factors. Accounts are written off when the Company determines that it is probable that the amount will not be collected. At December 31, 2005 and 2004, accounts receivable are reported net of an allowance for doubtful accounts of $5,000 and $1,000, respectively.
     Income taxes — The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.
     Stock options — Effective January 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) using the modified prospective application method. Under the modified prospective application, SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS 123. In accordance with SFAS 123R, the Company has recorded a non-cash stock-based compensation charge of $2.9 million during the year ended December 31, 2005. See Note 10.
     Prior to January 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, including Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation” (“Interpretation No. 44”) for its stock-based compensation plan. In September 2003, the Company canceled 940,000 options to purchase common stock at a strike price of $3.96 which represented all of its outstanding options. The Company replaced these options with 1,388,717 options to purchase common stock at a strike price of $0.14. These options generally vested over five years from the initial grant date and have a ten year life. The Company accounted for the reissued options using the variable method of accounting until its adoption of SFAS 123R. Accordingly, the Company has recorded a non-cash compensation charge related to these options of $9.5 million and $1.3 million during the year ended December 31, 2004 and 2003, respectively. The following table provides information as if the Company had applied the provisions of APB 25 and Interpretation No. 44 in accounting for its stock-based compensation plan for the year ended December 31, 2005:

Note 2—Summary of Significant Accounting Policies (continued)
     Stock options (continued)

Year Ended
December 31, 2005
Net loss, as reported	$(11,326)
Add: Stock-based compensation determined under fair value based method included in reported net loss	2,889
Plus reversal of excess stock-based compensation determined in accordance with APB 25	2,781

Net loss, as adjusted	$(5,656)

Basic and diluted loss per share, as reported	$(0.19)

Basic and diluted loss per share, as adjusted	$(0.10)

There would have been no effect on cash flows.
     The following table summarizes relevant information as to reported results under the Company’s intrinsic value method of accounting for stock awards, with supplemental information as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” (SFAS 123) as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” (SFAS 148) had been applied (in thousands, except per share data):

	For the Years Ended
	December 31,
	2004	2003
Net loss, as reported	$(14,528)	$(4,180)
Add: Stock-based compensation included in reported net loss	9,517	1,343
Less: Stock-based compensation determined under fair value based method for all awards	(302)	(358)

Net loss, as adjusted for fair value method for all stock based awards	$(5,313)	$(3,195)

Basic and diluted loss per share, as reported	$(0.67)	$(0.21)

Basic and diluted loss per share, as adjusted	$(0.24)	$(0.16)

     Net loss per share — Calculation of loss per share excludes the effect of stock options and warrants to purchase common stock since inclusion in such calculations would have been antidilutive. Shares excluded in per share calculations approximated 12.6 million, 11.1 million and 5.3 million in 2005, 2004 and 2003, respectively.
Note 3—Purchase of Teligent Assets
     The Company purchased Teligent’s 24 GHz assets, in particular the spectrum licenses, in order to assemble what the Company considers to be the premier collection of millimeter wave spectrum in the United States. The combination of the Company’s 39 GHz spectrum with Teligent’s 24 GHz spectrum provides outstanding breadth of geographic coverage, depth in key markets and complementary technical and propagation characteristics. The acquisition of Teligent’s fixed wireless operations includes an operational mobile backhaul network. This network provides the Company with a foundation for future growth in New York and a reference account for future nationwide network construction.
     In consideration for the assets, the Company issued 25.2 million shares of its common stock and a warrant to acquire up to 2.5 million shares of the Company’s common stock. The warrant has exercise prices ranging from $1.98 to $2.40 depending on the exercise date. The warrant terminates on June 28, 2009.
     The Company valued the transaction at $131.2 million based upon the value of the common stock and warrants issued plus transaction costs. The value of the common stock of $121.0 million was calculated by multiplying the number of shares of common stock issued times the weighted average stock price for the three day period before and after the announcement of the transaction. The value of the warrants was determined to be $9.1 million using a Black-Scholes option pricing model, assuming no expected dividends, an 18 month life, a risk free interest rate of 3.53% and a volatility of 131%. The Company incurred $1.1 million in transaction costs. The Company recorded $90.7 million in goodwill, representing the cost of the acquired assets in excess of the fair value of the assets acquired and liabilities assumed.

Note 3—Purchase of Teligent Assets (continued)
     The following table summarizes the final purchase price allocation (dollars in thousands):

	Amount	Lives
Cash and cash equivalents	$1,535	N.A.
Accounts receivable	82	N.A.
Undeployed equipment	964	N.A.
Property and equipment	124	3 years
FCC licenses	39,000	Indefinite
Goodwill	90,727	Indefinite
Other assets	56	N.A.
Current liabilities	(388)	N.A.
Accrued taxes other than income	(20)	N.A.
Other non-current liabilities	(850)	N.A.

Net assets acquired	$131,230

     Under the terms of the Amended and Restated Asset Purchase Agreement (the “Agreement”), the Company will receive any cash remaining at December 31, 2006 from the liquidation of Teligent, Inc. Additional cash received, if any, under this Agreement will increase cash and decrease goodwill when received.
     The results of operations of the acquired fixed wireless business are included in the consolidated results of operations from the acquisition date. None of the goodwill is expected to be amortized for tax purposes.
     Pro forma financial information for the years ended December 31, 2005, 2004 and 2003 is not presented because Teligent did not maintain separate accounting records for its long distance business and its fixed wireless business. The Company did not acquire Teligent’s long distance business which represented 70% of Teligent’s historic revenue. As a result, Teligent’s historical financial statements would not provide meaningful information regarding the future operations of the business which the Company did acquire.
Note 4—FCC Licenses
     The Company acquired its spectrum portfolio from 1996 through 2005 through purchase transactions and participation in the FCC auction process.
     Auction — In 2000 the Company acquired certain 39 GHz licenses from the FCC for $77.0 million cash. In 2004, the Company acquired one 24 GHz license from the FCC for $62,000 in cash.
     Teligent — In 2005, the Company obtained additional 24 GHz licenses in its purchase of Teligent’s assets. (See Note 3)
Note 5—Property and Equipment
     Components of property and equipment at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Deployable assets	$2,805	$273
Network assets in service	169	7
Computer systems	240	21
Furniture and equipment	137	20

Total property and equipment	3,351	321
Accumulated depreciation	(126)	(23)

Property and equipment, net	$3,225	$298

     Depreciation expense approximated $105,000, $6,000 and $9,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Note 6—Accrued Taxes other than Income Taxes
     Accrued taxes other than income taxes include estimated pre-petition amounts due to various state and local governments for use and personal property taxes. Included in the accrued liability is $2.5 million relating to potential property tax assessments from a variety of jurisdictions in locations where the predecessor previously had equipment and $1.6 million of use tax on equipment purchased by the predecessor. It is possible that amounts ultimately paid to jurisdictions could be less than the recorded accrued liability. Any potential excess accrual will be reversed either upon settlement or at such time as a basis exists for making such a determination.
Note 7—Income Taxes
     A reconciliation of the Company’s effective tax rate as a percentage of loss before income tax benefit and the federal statutory rate for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003
Federal statutory rate	35.0%	35.0%	35.0%
Non-deductible interest	—	(5.9%)	(6.9%)
State income tax, net of federal benefit	2.0%	2.0%	2.0%
Other	(0.1%)	(0.4%)	(0.4%)
Change in valuation allowance	(36.9%)	(30.7%)	(29.7%)

Effective income tax rate	0.0%	0.0%	0.0%

     Deferred tax assets and liabilities for the Company at December 31, 2005 and 2004 were as follows (in thousands):

	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$487,784	$110,415
FCC license amortization and impairment	10,637	19,282
Equipment depreciation and impairment	35,101	1,571
Stock-based compensation	3,496	4,018
Other	147	33
Accrued liabilities	1,785	1,608

Total deferred tax assets	538,950	136,927
Valuation allowance	(538,950)	(136,927)

Net deferred tax assets	$—	$—

     Deferred tax assets have been reduced by a valuation allowance based on management’s determination that the recognition criteria for realization have not been met. During the years ended December 31, 2005, 2004 and 2003, the Company increased its deferred tax asset valuation allowance by approximately by $402 million, $21 million and $1.3 million, respectively.
     In connection with the reorganization, the predecessor realized a gain from the extinguishment of certain indebtedness. This gain was not taxable since the gain resulted from the reorganization under the Bankruptcy Code. However, the Company was required, at the beginning of its 2002 taxable year, to reduce certain of its tax attributes including (a) net operating loss carryforwards (“NOLs”), (b) certain tax credits and (c) tax bases in assets in an amount equal to such gain on extinguishment. The reorganization of the Company on the Effective Date constituted an ownership change under Section 382 of the Internal Revenue Code and the use of the Company’s NOLs and tax credits generated prior to the ownership change that are not reduced pursuant to the provisions discussed above, are subject to overall annual limitations. Future benefits, if any, derived from the use of these NOLs in the future will be reported as a direct addition to additional paid-in-capital in accordance with “Statement of Position 90-7.” Additionally, the Company acquired significant NOLs in connection with its acquisition of Teligent during 2005. These NOL’s are also limited under ownership change regulations in accordance with Section 382 of the Internal Revenue Code.

Note 8—Senior Notes
     Upon emergence from bankruptcy, the Company issued $11.0 million of Senior Notes to shareholders, with 4 million Class A Warrants exercisable for the Company’s common stock. On December 23, 2004 the Company repaid all Senior Notes using proceeds from the sale of common stock (Note 9).
     The Company recorded the issuance of Senior Notes and Class A Warrants by allocating proceeds of $11.0 million to Senior Notes and Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to Class A Warrants and $6.9 million to Senior Notes. The value ascribed to the Class A Warrants was recorded as debt discount and an increase in additional paid-in capital. When the Company repaid all Senior Notes, it recognized the remaining unamortized debt discount. During the year ended December 31, 2004 and 2003, the Company recorded $2.5 million and $818,000, respectively, of interest expense relating to the amortization of original issue discount.
     Interest on the Senior Notes was payable quarterly through the issuance of additional Senior Notes. The Company issued $908,000 and $1.1 million of Senior Notes to shareholders to pay interest in each of the years ended December 31, 2004 and 2003.
Note 9—Capital Stock
     Teligent — See Note 3 for discussion of stock issued in connection with the acquisition of certain assets and assumption of certain liabilities from Teligent, Inc.
     Sale of Common Stock — In January 2004, the Company sold 1.2 million units, each unit comprised of one share of common stock and one warrant, for $3.60 per unit, yielding gross proceeds of $4.4 million. The five-year warrants were exercisable immediately with an exercise price of $1.84.
     On December 14, 2004, the Company sold an additional 12.87 million shares of common stock for $7.25 per share yielding gross proceeds of $93.3 million. The Company paid $3.7 million to a placement agent in connection with this sale of common stock. The Company issued to the purchasers five-year warrants with an exercise price of $7.25 to acquire 1.9 million shares of common stock. The warrants would become exercisable, subject to certain limitations (i) with respect to 25% of the shares underlying the warrants on the 60th day following the closing if the Company had not filed a registration statement registering the issued shares with the Securities and Exchange Commission (SEC) by such time, (ii) with respect to an additional 25% of the shares underlying the warrants on the 90th day following the closing if the Company had not filed a registration statement registering the issued shares with the SEC by such time, (iii) with respect to an additional 25% of the shares underlying the warrants on the 180th day following the closing if the registration statement being used to register the shares issued to the purchasers under had not been declared effective by the SEC by such time, and (iv) with respect to the remaining 25% of the shares underlying the warrants on the 210th day following the closing under the securities purchase agreement if the registration statement being used to register the shares issued to the purchasers had not been declared effective by the SEC by such time. During 2005, the Company met each of its filing and registration deadlines. As a result, none of these warrants vested. As part of this transaction, the Company issued ten year warrants to the placement agent to acquire 2.6 million shares of common stock. The warrants are exercisable immediately with an exercise price of $7.25 per share. Using the Black-Scholes option valuation model, assuming no expected dividends, a three year life, a risk free interest rate of 3.53% and a volatility of 131%, the value of these warrants is $21.6 million.
     Common Stock issued in accordance with the reorganization plan — As a result of the reorganization plan, the Company issued 20 million shares of common stock to unsecured creditors and holders of the predecessor’s preferred stock. After the Company completed the bankruptcy claim verification process, it distributed only 19,999,767 shares. The remaining 233 shares were canceled. In May 2004, the Bankruptcy Court approved the issuance of 31,000 additional shares of common stock to holders of unsecured claims. The Company distributed these shares in May 2004 and on June 3, 2004, the Bankruptcy Court closed the case.
     Class A Warrants — In connection with issuance of the Senior Notes, the Successor issued 4 million Class A Warrants. Each warrant entitles the holder to purchase one share of common stock at a price of $0.01 per share until December 20, 2006.

Note 9—Capital Stock (continued)
     Outstanding Options and Warrants — The following table summarizes information about stock options and warrants outstanding at December 31, 2005:

	Options/Warrants	Weighted Average	Options/Warrants	Weighted Average
Exercise Price	Outstanding	Remaining Life	Exercisable	Exercise Price
$0.01*	4,000,000	1.0	4,000,000	$0.01
$0.14**	137,197	6.0	137,197	$0.14
$0.52**	555,488	6.0	426,981	$0.52
$1.84*	1,208,333	3.0	1,208,333	$1.84
$2.08*	1,519,464	5.0	1,519,464	$2.08
$7.00**	1,975,000	5.0	—	$7.00
$7.25*	2,574,000	9.0	2,574,000	$7.25
$8.70**	590,000	5.9	140,000	$8.70

Total	12,559,482		10,005,975

*	- Warrants

**	- Options issued to employees and directors
Note 10—Stock-Based Compensation
     Stock Compensation Expense - During the year ended December 31, 2005, the Company issued 6,400 shares of common stock to a consultant for services rendered. The Company has recorded a non-cash stock-based compensation charge of $40,000 as a result of this issuance. This charge was based on the average market value of the Company’s common stock during the period that services were rendered.
     Stock Option Plan —On December 31, 2005, the Company had one share-based compensation plan, Stock Option Plan (the “Plan”), which is shareholder approved. The Company has recorded compensation cost of $2.9 million for options granted under the Plan for the year ended December 31, 2005. This charge is included in the total stock-based compensation charge recorded in accordance with SFAS 123R. The Plan provides for the grant of incentive and non-qualified options to purchase up to 7.6 million shares of common stock to directors, officers and employees. Shares issued upon exercise of options granted under the Plan are issued from authorized but unissued shares of common stock. The Company believes that such awards better align the interests of its employees with those of shareholders. Option awards in 2005 were generally granted with an exercise price equal to the greater of $7.00 per share or the market price of the Company’s common stock at the grant date. The options granted vest ratably over initial periods ranging from two to five years of continuous service and are exercisable for initial terms of five or ten years. Option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the table below. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Years Ended December 31,
	2005	2004	2003
Risk free interest rates	3.88% - 4.38%	N.A.	3.11%
Expected life (in years)	3 - 4	N.A.	5
Volatility	117% - 126%	N.A.	100%
     The Company has not paid any cash dividends in the past and does not anticipate paying any cash dividends in the foreseeable future. As a result, the Company has assumed no dividends in its determination of stock compensation expense. There are no assumptions presented for 2004 since there were no options granted in 2004.

Note 10—Stock-Based Compensation (continued)
     A summary of option activity under the Plan as of December 31, 2005, and changes for the three year period then ended is presented below (shares thousands).

		Weighted Average	Weighted Average
		Exercise Price	Remaining Contractual	Aggregate Intrinsic
	Number of Shares	per Share	Term	Value ($000s)
Outstanding at January 1, 2003	940	$3.96
Options canceled	(940)	$3.96
Options issued	1,389	$0.14
Options exercised	(49)	$0.14

Outstanding at December 31, 2003	1,340	$0.14
Option activity	—	—

Outstanding at December 31, 2004	1,340	$0.14
Options issued	2,565	$7.40
Options exercised	(647)	$0.14

Outstanding at December 31, 2005	3,258	$5.91	5.9	$3,308

Exercisable at December 31, 2005	704	$2.07	6.5	$2,704

     The weighted average grant-date fair value of options granted during the years ended December 31, 2005 and 2003 was $4.15 and $0.46, respectively. The total intrinsic value of options exercised during the years ended December 31, 2005 and 2003 was $4.8 million and $79,000, respectively. There were no options granted or exercised in 2004.
     During 2005, under the terms of his Separation, Option Amendment and Consultant Agreement (the “Separation Agreement”), the Company accelerated the vesting of 299,000 options of its former President and CEO. The Company recognized $1.6 million in expense as the result of this acceleration. Additionally, as the result of Internal Revenue Service regulation 409A, the Company increased the exercise price from $0.14 to $0.52 on 555,000 options held by five employees and Directors that were unvested at December 31, 2004. The Company recognized no expense as a result of this amendment.
     A summary of the status of the Company’s nonvested shares as of December 31, 2005, and changes during the year then ended, is presented below (shares thousands):

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
Nonvested at January 1, 2005	556	$0.87
Options issued	2,565	$4.15
Options vested	(567)	$1.51

Nonvested at December 31, 2005	2,554	$4.41

     As of December 31, 2005, there was $9.6 million of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 37 months. The total value of shares vested during the years ended December 31, 2005, 2004 and 2003 was $858,000, $241,000 and $241,000, respectively.
Note 11—401(k) Plan
     The Company has a 401(k) Plan administered by a third party. The Company’s contribution for each of the years ended December 31, 2005, 2004 and 2003 was $24,000, $9,000 and $5,700, respectively.
Note 12—Related Party Transactions
     At December 31, 2005, holders of approximately 44% of the fully diluted common stock own approximately 94% (3.7 million) of the Class A Warrants. Representatives from two entities holding approximately 15% of the fully diluted common stock serve on the Company’s Board of Directors. A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 29% of the Company’s fully diluted common stock.
     A member of the Board of Directors is a shareholder in a consulting firm which provides business development services to the Company. Under the terms of a consulting agreement between the Company and the consulting firm entered into in April 2005, the Company pays the consulting firm (i) $5,000 plus expenses per month and (ii) 5% of the monthly recurring net revenue received under each customer agreement entered into as a direct result of services provided by the consulting agreement. This

Note 12—Related Party Transactions (continued)
agreement expires April 30, 2006. During the year ended December 31, 2005, the Company incurred expenses of $40,000 under this agreement. There were no amounts payable to this firm at December 31, 2005.
     In September 2005, the Company entered into the Separation Agreement with the Company’s former President and CEO who is a member of the Board of Directors. Under the terms of the Separation Agreement, the Company agreed to pay a consulting fee of $20,833 per month for a period of 75 days from the date of the Separation Agreement. Subsequently, the agreement was extended for 15 days. During the year ended December 31, 2005, the Company incurred consulting expenses of $52,000 under the Separation Agreement. There were no amounts payable for consulting services under the Separation Arrangement at December 31, 2005.
Note 13—Commitments and Contingencies
     Leases and rent expense — Under operating leases, the Company leases office and warehouse facilities and furniture for terms ranging from one to 5 years. For terms ranging from 3 to 5 years, it also leases roof top and tower space to serve as communication sites in its wireless network. Approximate minimum annual rental commitments at December 31, 2005 are as follows:

2006	$1,291,000
2007	1,083,000
2008	373,000
2009	103,000
2010	53,000
Thereafter	—

Subtotal	2,903,000
Less sublease income	(1,245,000)

Total minimum lease commitments	$1,658,000

At December 31, 2005, $605,000 of the total minimum lease commitment, which represents a lease for office space assumed from Teligent and not used by the Company, is reflected as an accrued lease liability. Rent expense approximated $662,000, $34,000 and $30,000 for 2005, 2004 and 2003, respectively.
     Concentrations — For the year ended December 31, 2005, the Company derived 54% of its revenue from providing mobile backhaul services to one customer in one metropolitan area. At December 31, 2005, 31% of the Company’s accounts receivable was from this customer.
     Regulatory Matters — The Company is subject to certain claims and assessments and makes routine filings with the FCC. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.
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
     License Renewal — Like other FCC licenses, the licenses which the Company holds were granted for an initial ten-year term and have renewal dates ranging from 2006 to 2011. To obtain renewal of a license, the licensee must demonstrate that it has provided “substantial service” during its license term. What level of service is considered “substantial” will vary depending upon the type of offering by the licensee. The FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license will be canceled.

Note 14—Fair Values of Financial Instruments
     At December 31, 2005 and 2004, the Company’s financial instruments included cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable. The fair values of these financial instruments approximated their carrying value because of the short-term nature of these instruments.
Note 15—Subsequent Events
     Subsequent to December 31, 2005, the Company issued options to acquire an additional 697,000 shares of common stock. These options had exercise prices ranging from $7.00 to $7.93.
Note 16—Quarterly Financial Data (unaudited)
     Selected unaudited quarterly financial information is summarized as follows (in thousands, except per share data):

	Quarter Ended				Year Ended
	3/31/05	6/30/05	9/30/05	12/31/05	12/31/05
Revenues	$265	$331	$333	$396	$1,325
Loss from operations	(2,197)	(2,095)	(4,895)	(3,964)	(13,151)
Net loss	(1,928)	(1,681)	(4,388)	(3,329)	(11,326)
Basic and diluted net loss per common share	(0.03)	(0.03)	(0.07)	(0.06)	(0.19)

		Quarter Ended			Year Ended
	3/31/04	6/30/04	9/30/04	12/31/04 (1)	12/31/04
Revenues	$25	$27	$25	$27	$104
Loss from operations	(619)	(1,038)	(656)	(8,818)	(11,131)
Net loss	(1,097)	(1,523)	(1,158)	(10,750)	(14,528)
Basic and diluted net loss per common share	(0.05)	(0.07)	(0.06)	(0.49)	(0.67)

(1)	Net loss for the quarter includes an $8.3 million charge for variable accounting for employee stock options and $1.8 million in recognition of remaining deferred debt issue cost as a result of the repayment of Senior Notes on December 23, 2004.

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
     (b)  Management’s Report on Internal Control Over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in “Internal Control - Integrated Framework,” our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by KBA Group LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
     (c) Change in Internal Controls
     There have been no significant changes in the Company’s internal controls over financial reporting during the period being reported on, which could materially affect, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The information set forth under “Election of Directors,” “Board of Directors and Committees,” “Certain Transactions” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement to be filed with the Commission in connection with our 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.
     The Company has adopted a code of ethics that applies to all employees, including the Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics can be found on our web site, www.firstavenet.com.
ITEM 11. EXECUTIVE COMPENSATION
     The information set forth under “Compensation and Related Matters” in the Proxy Statement is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Financial Statements
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statement of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

(2) Financial Statement Schedule:

(in thousands)	Balance at	Additions			Balance
	Beginning	Charged to Costs	Charged		at End of
Description	of Period	and Expenses	to Other	Deductions	Period
Year ended December 31, 2005
Allowance for doubtful accounts	$1	$9-	$—	$5	$5
Valuation allowance for deferred tax assets	136,927	—	402,023	—	538,950

Year ended December 31, 2004
Allowance for doubtful accounts	$2	$—	$—	$(1)	$1
Valuation allowance for deferred tax assets	116,384	—	20,543	—	136,927

Year ended December 31, 2003
Allowance for doubtful accounts	28	24	—	(50)	2
Valuation allowance for deferred tax assets	115,119	—	1,265	—	116,384

(b) Exhibits. Please see the Exhibit Index on page 53 of this Annual Report on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of March 2006.

FIRST AVENUE NETWORKS, INC.
By:	/S/ Michael k. gallagher
Michael K. Gallagher
President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature	Title	Date

/S/ Michael K. Gallagher	President, Chief Executive Officer and Director	March 8, 2006

Michael K. Gallagher	(Principal Executive Officer)

/S/ Sandra G. Thomas	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2006
Sandra G. Thomas

/S/ Dean M. Johnson	Director	March 8, 2006
Dean M. Johnson

/S/ John Muleta.	Director	March 8, 2006
John Muleta

/S/ Wharton B. Rivers, Jr.	Director	March 8, 2006
Wharton B. Rivers, Jr.

/S/ Richard L. Shorten, Jr.	Director	March 8, 2006
Richard L. Shorten, Jr.

/S/ Neil Subin	Director	March 8, 2006
Neil Subin

/S/ Matthew Teplitz	Director	March 8, 2006
Matthew Teplitz

/S/ R. Ted Weschler	Director	March 8, 2006
R. Ted Weschler

EXHIBIT INDEX

Exhibit
No.	Title
3.1.	Restated Certificate of Incorporation of the Registrant. (1)

3.2.	Amendment to Certificate of Incorporation of the Registrant dated February 14, 2002. (1)

3.3	Amended to Certificate of Incorporation of the Registrant dated June 7, 2004. (2)

3.4.	Amended and Restated By-Laws of the Registrant. (3)

4.1.	Specimen of Common Stock Certificate. (1)

4.2.	Senior Secured Note and Class A Warrant Agreement. (4)

4.3.	Form of Class A Warrant. (4)

4.4.	First Avenue Networks, Inc. Stock Option Plan. (5)

4.5	Form Stock Purchase Warrant to subscribe for and purchase Common Stock of First Avenue Networks, Inc. (6)

4.6	Form of 9% Senior Secured Note due December 20, 2008. (6)

10.1	First Amendment to Senior Secured Note and Class A Warrant Purchase Agreement, dated January 26, 2004, among the Company and the Purchasers named in Schedule I thereto. (6)

10.2	Common Stock and Warrant Purchase Agreement, dated January 28, 2004, by and between the Company and the Investors party thereto. (6)

10.3	Securities Purchase Agreement dated as of December 14, 2004 by and among First Avenue Networks, Inc. and the Purchasers listed on Schedule I attached thereto. (3)

10.4	Form of Common Stock Purchase Warrant issued by the Company to each of the Purchasers. (3)

10.5	Form of Common Stock Purchase Warrant issued to Tejas Securities Group, Inc. (2)

10.6	Amended and Restated Asset Purchase Agreement, dated as of January 13, 2005, by and among First Avenue Networks, Inc., Teligent Services Acquisition, Inc., Teligent, Inc. and Teligent Services, Inc. (7)

10.7	Third Amended and Restated Registration Rights Agreement, dated January 28, 2004, by and the Company and the parties thereto. (7)

10.8	Warrant issued to Dr. Rajendra Singh. (7)

10.9	Executive Employment Agreement with Michael Gallagher (8)

10.10	Employment and Option Amendment Agreement with Sandra G. Thomas (9)

21.1	Subsidiaries of First Avenue Networks, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

(1)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 and incorporated by reference herein.

(2)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated by reference herein.

(3)	Previously filed as an exhibit to the Company’s Report on Form 8-K dated December 14, 2004 and incorporated by reference herein.

(4)	Previously filed as an exhibit to Exhibit 2.2 of the Company’s Periodic Report on Form 8-K, dated January 4, 2002 and incorporated by reference herein.

(5)	Previously filed as an exhibit to the Company’s Definitive Proxy Statement dated April 21, 2003 and incorporated by reference herein.

(6)	Previously filed as an exhibit to the Company’s Report on Form 8-K dated January 29, 2004 and incorporated by reference herein.

(7)	Previously filed as an exhibit to the Company’s Report on Form 8-K dated January 18, 2005 and incorporated by reference herein.

(8)	Previously filed as an exhibit to the Company’s Report on Form 8-K dated September 7, 2005 and incorporated by reference herein.

(9)	Previously filed as an exhibit to the Company’s Report on Form 8-K dated September 26, 2005 and incorporated by reference herein.