Form 10-Q
period 2006-03-31
FIRST AVENUE NETWORKS INC
filed 2006-05-09
CIK 1010286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2006

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
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 61,884,521 shares of its common stock outstanding as of April 25, 2006.

FIRST AVENUE NETWORKS, INC.
INDEX
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	March 31, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$47,415	$50,681
Certificates of deposit	20,037	20,000
Accounts receivable, net	427	479
Prepaid expenses and other current assets	665	442

Total current assets	68,544	71,602
Restricted cash	134	—
Property and equipment, net of accumulated depreciation	5,240	3,225
FCC licenses	60,662	60,662
Goodwill	90,727	90,727
Other assets	753	706

Total assets	$226,060	$226,922

Current liabilities:
Accounts payable	$2,142	$141
Accrued compensation and benefits	631	786
Accrued taxes other than income taxes, current portion	363	369
Deferred revenue, current portion	141	140
Accrued lease liability, current portion	269	269
Other accrued liabilities	723	598

Total current liabilities	4,269	2,303
Deferred revenue, less current portion	338	369
Accrued lease liability, less current portion	269	336
Accrued taxes other than income taxes, less current portion	3,760	3,760

Total liabilities	8,636	6,768

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 61,838,821 and 60,576,484 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	63	61
Additional paid-in capital	279,021	277,852
Accumulated deficit	(61,660)	(57,759)

Total stockholders’ equity	217,424	220,154

Total liabilities and stockholders’ equity	$226,060	$226,922

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2006	2005
Revenues	$378	$265

Costs and expenses:
Technical and network operations	1,336	963
Sales and marketing	1,238	209
General and administrative	2,318	1,274
Depreciation and amortization	77	16

Total costs and expenses	4,969	2,462

Loss from operations	(4,591)	(2,197)

Interest and other:
Interest income	690	265
Other	—	4

Total interest and other	690	269

Net loss	$(3,901)	$(1,928)

Basic and diluted net loss per common share	$(0.06)	$(0.03)

Weighted average common shares	61,015	55,842

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(3,901)	$(1,928)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77	16
Non-cash stock-based compensation expense	1,061	75
Changes in operating assets and liabilities, net of effect of acquisition	1,714	676

Net cash used in operating activities	(1,049)	(1,161)

Cash flows from investing activities:
Acquisition of property and equipment	(2,017)	(311)
Deposits toward equipment purchases	(137)	(676)
Acquisition costs	—	(441)
Cash from Teligent acquisition	—	1,135
Purchase of certificate of deposit	(134)	—
Accrual of interest	(36)	—

Net cash used in investing activities	(2,324)	(293)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	107	35
Transaction fees for sale of common stock	—	(243)

Net cash (used in) provided by financing activities	107	(208)

Net increase (decrease) in cash and cash equivalents	(3,266)	(1,662)

Cash and cash equivalents, beginning of period	50,681	80,398

Cash and cash equivalents, end of period	$47,415	$78,736

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Issuance of common stock and warrants in connection with the acquisition of certain assets and assumption of certain liabilities of Teligent, Inc.	$—	$130,162

The accompanying notes are an integral part of these consolidated financial statements.

First Avenue Networks, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1—The Company
     First Avenue Networks, Inc. (collectively with its subsidiaries, the “Company”) (NASDAQ: FRNS) is a wireless carrier and wholesale provider of wireless backhaul, fiber network extensions and carrier Ethernet solutions. With one of the largest and most comprehensive collections of millimeter wave spectrum in the United States, its spectrum portfolio includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in aggregate, approximately 1.5 billion channel pops, calculated as number of channels in a given area, as measured in the 2000 census, multiplied by the population covered by these channels. These licenses extend over virtually the entire United States, covering over 284 million in population. The Company holds (i) over 750 licenses for spectrum between 38.6 GHz and 40 GHz, commonly referred to as 39 GHz spectrum, granted by the Federal Communications Commission or “FCC” and (ii) 103 licenses for spectrum between 24.25-24.45 GHz and 25.05-25.25 GHz, commonly referred to as 24 GHz spectrum, also granted by the FCC.
     On January 14, 2005, the Company purchased substantially all of the assets of Teligent, Inc. (“Teligent”). These assets included Teligent’s portfolio of 24 GHz licenses and its fixed wireless operations and radio inventories. Since the acquisition of the assets of Teligent, Inc., the Company’s core services include a diverse mix of managed network services utilizing its fixed wireless spectrum assets. The Company markets these services primarily to wireless telecommunications carriers. The Company also leases its 39 GHz spectrum on a limited basis. The Company expects its operations to further its long term objectives of participating in and leading growing fixed wireless markets such as providing backhaul for mobile device traffic and cost effective extensions to fiber optic networks.
     The Company operates a mobile backhaul network in New York City with over 77 remote sites and 5 Multiservice Core Access Point, traffic aggregation sites. It intends to expand this network to meet customer demand for backhauling mobile device traffic. It also intends to use this network and its relationship with large national mobile carriers as a foundation for future nationwide network construction. The Company intends to build facilities which can support mobile traffic backhaul applications as well as broadband wireless fiber extensions services to bridge critical carrier network gaps.
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
Note 2—Summary of Significant Accounting Policies
     Interim financial statements — Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission. The accompanying interim condensed consolidated financial statements are unaudited. In the opinion of Company management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s financial position and results of operations for the interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s 2005 audited consolidated financial statements and notes thereto contained in the Company’s 2005 Annual Report on Form 10-K.
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
     Certificates of deposit – During 2005, the Company purchased $20 million of certificates of deposit with initial maturities of three months or greater. These investments are classified as held to maturity and carried at cost which approximates market. Interest on the certificates of deposit is included in interest income as earned.
     Restricted cash – In March 2006, the Company purchased a certificate of deposit for $134,000, which is to be used as collateral against a letter of credit established to support a facility lease. This amount is reported on the Company’s balance sheet as restricted cash.
     Fair values of financial instruments – At March 31, 2006, the Company’s financial instruments included cash and cash equivalents, certificates of deposit, accounts receivable, restricted cash and accounts payable. The fair values of these financial instruments approximated their carrying value because of the short-term nature of these instruments.
     Property and equipment – Property and equipment is stated at cost. Costs incurred to prepare an asset for service and substantial improvements, including installation costs, labor, shipping and handling and related supplies are capitalized and depreciated over the useful life of the asset. When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds from a sale. The costs of maintenance and repairs of property and equipment are charged to expenses as incurred. Depreciation is computed utilizing-straight line methods over the applicable useful asset life. Deployable assets are not depreciated until placed in service. Construction of network assets generally takes less than 90 days; therefore, no interest costs were capitalized during the three months ended March 31, 2006 and 2005. The estimated useful lives of property and equipment categories are as follows:

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
     Intangibles – The Company accounts for its intangibles, FCC licenses and goodwill, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which requires that goodwill and intangible assets with indefinite lives not be amortized, but be tested annually or more frequently if indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives.
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
     FCC licenses – Recoverability of the carrying value of FCC licenses is dependent on numerous factors including successful deployment of networks and radio links or sales of such assets to a third party. The Company considers the FCC licenses to have an indefinite useful life under the provisions of SFAS 142. The Company performs an impairment test on these assets on an annual basis or more frequently if events and circumstances indicate the assets might be impaired. The impairment test compares the estimated fair value of the FCC licenses with the carrying value of the assets. If the estimated fair value is less than the carrying value an impairment loss would be recorded.
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

     To evaluate whether an impairment in valuation has occurred the Company considers a number of factors, including (i) the change in its public equity value; (ii) the change in the public equity value of companies providing similar services or holding similar FCC licenses; (iii) private purchases of similar licenses; and (iv) the results of FCC spectrum auction for similar spectrum. Recoverability of the carrying value of the Company’s FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party. At March 31, 2006 the Company’s licenses have a carrying value of $60.7 million. During the fourth quarter of 2005 the Company performed its valuation and determined that no impairment had occurred.
     Goodwill – The Company has one reporting unit. Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting entity to its carrying value. The Company estimates fair value using a combination of the market price of the Company’s common equity and discounted cash flows. If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment. Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data. All of the goodwill is related to the Company’s January 2005 acquisition of substantially all of the assets and assumption of certain related liabilities of Teligent. During the fourth quarter of 2005, the Company performed its valuation and determined that no impairment had occurred. Management is not aware of any events or circumstances that could impair the valuation as of March 2006.
     Revenue recognition – The Company recognizes revenue from its fixed wireless services in the period in which such services are provided to customers. Revenue from these services is based upon contracted monthly fees. The Company recognizes revenue from its spectrum leasing program ratably over the lease term beginning when the FCC approves the lease. Revenue from the spectrum leasing program is based upon signed lease agreements.
     Allowance for doubtful accounts – The Company records its trade accounts receivable at the invoiced amount. The Company maintains an allowance for doubtful accounts for estimated losses that result from failure or inability of customers to make required payments. When determining the allowance, the Company considers the probability of collection based on past experience, taking into account current collection trends that are expected to continue, as well as general economic factors. Accounts are written off when the Company determines that it is probable that the amount will not be collected.
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
     Stock options – Effective January 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) using the modified prospective application method. Under the modified prospective application, SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date. Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS 123. In accordance with SFAS 123R, the Company has recorded a non-cash stock-based compensation charge of $1.1 million and $75,000 during the three-month periods ended March 31, 2006 and 2005, respectively.
     Net loss per share – Calculation of net loss per share for the three months ended March 31, 2006 excludes the effect of warrants and options to purchase 8.5 million and 3.7 million, respectively, shares of common stock since inclusion in such calculation would have been antidilutive. Calculation of net loss per share for the three months ended March 31, 2005 excludes the effect of warrants and options to purchase 10.3 million and 1.1 million, respectively, shares of common stock since inclusion in such calculation would have been antidilutive.
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
     Pro forma financial information for the three months ended March 31, 2005 is not presented because Teligent did not maintain separate accounting records for its long distance business and its fixed wireless business. The Company did not acquire Teligent’s long distance business which represented 70% of Teligent’s historic revenue. As a result, Teligent’s historical financial statements would not provide meaningful information regarding the future operations of the business which the Company did acquire.
Note 4—FCC Licenses
     The Company acquired its spectrum portfolio from 1996 through 2005 through purchase transactions and participation in the FCC auction process.
     Auction – In 2000, the Company acquired certain 39 GHz licenses from the FCC for $77.0 million cash. In 2004, the Company acquired one 24 GHz license from the FCC for $62,000 in cash.
Teligent – In 2005, the Company obtained additional 24 GHz licenses in its purchase of Teligent’s assets (See Note 3).

Note 5—Property and Equipment
     Components of property and equipment were as follows (in thousands):

	March 31,	December 31,
	2006	2005
Deployable assets	$4,509	$2,805
Network assets in service	274	169
Computer systems	425	240
Furniture and equipment	197	137

Total property and equipment	5,405	3,351
Accumulated depreciation	(165)	(126)

Property and equipment, net	$5,240	$3,225
     Depreciation expense approximated for the three months ended March 31, 2006 and 2005 totaled $77,000 and $16,000, respectively.
Note 6—Capital Stock
     Teligent – See Note 3 for discussion of stock issued in connection with the acquisition of certain assets and assumption of certain liabilities from Teligent, Inc.
     Sale of Common Stock – In January 2004, the Company sold 1.2 million units, each unit comprised of one share of common stock and one warrant, for $3.60 per unit, yielding gross proceeds of $4.4 million. The five-year warrants were exercisable immediately with an exercise price of $1.84.
     On December 14, 2004, the Company sold an additional 12.87 million shares of common stock for $7.25 per share yielding gross proceeds of $93.3 million. The Company paid $3.7 million to a placement agent in connection with this sale of common stock. The Company issued to the purchasers five-year warrants with an exercise price of $7.25 to acquire 1.9 million shares of common stock. The warrants would have become exercisable, subject to certain limitations (i) with respect to 25% of the shares underlying the warrants on the 60th day following the closing if the Company had not filed a registration statement registering the issued shares with the Securities and Exchange Commission (SEC) by such time, (ii) with respect to an additional 25% of the shares underlying the warrants on the 90th day following the closing if the Company had not filed a registration statement registering the issued shares with the SEC by such time, (iii) with respect to an additional 25% of the shares underlying the warrants on the 180th day following the closing if the registration statement being used to register the shares issued to the purchasers under had not been declared effective by the SEC by such time, and (iv) with respect to the remaining 25% of the shares underlying the warrants on the 210th day following the closing under the securities purchase agreement if the registration statement being used to register the shares issued to the purchasers had not been declared effective by the SEC by such time. During 2005, the Company met each of its filing and registration deadlines. As a result, none of these warrants vested. As part of this transaction, the Company issued ten year warrants to the placement agent to acquire 2.6 million shares of common stock. The warrants are exercisable immediately with an exercise price of $7.25 per share. Using the Black-Scholes option valuation model, assuming no expected dividends, a three year life, a risk free interest rate of 3.53% and a volatility of 131%, the value of these warrants is $21.6 million.
     Class A Warrants – Upon emergence from bankruptcy, the Company issued $11.0 million of Senior Notes to shareholders, with 4 million Class A Warrants exercisable for the Company’s common stock. On December 23, 2004 the Company repaid all Senior Notes using proceeds from the sale of common stock.
     The Company recorded the issuance of Senior Notes and Class A Warrants by allocating proceeds of $11.0 million to Senior Notes and Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to Class A Warrants and $6.9 million to Senior Notes. The value ascribed to the Class A Warrants was recorded as debt discount and an increase in additional paid-in capital. When the Company repaid all Senior Notes, it recognized the remaining unamortized debt discount. During the year ended December 31, 2004 and 2003, the Company recorded $2.5 million and $818,000, respectively, of interest expense relating to the amortization of original issue discount. Each warrant entitles the holder to purchase one share of common stock at a price of $0.01 per share until December 20, 2006. In March 2006, 1.1 million warrants were exercised for proceeds of $10,536.

     Outstanding Options and Warrants – The following table summarizes information about stock options and warrants outstanding at March 31, 2006:

		Weighted Average		Weighted Average
Exercise Price	Options/Warrants Outstanding	Remaining Life	Options/Warrants Exercisable	Exercise Price
$0.01*	2,946,379	1.0	2,946,379	$0.01
$0.14**	112,961	6.0	112,961	$0.14
$0.52**	372,608	6.0	293,845	$0.52
$1.84*	1,208,333	3.0	1,208,333	$1.84
$2.08*	1,519,464	3.0	1,519,464	$2.08
$7.00**	2,060,000	8.0	28,334	$7.00
$7.25*	2,815,667	9.0	2,815,667	$7.25
$7.47**	325,000	5.0	—	$7.47
$7.92**	175,000	5.0	—	$7.92
$7.93**	110,000	5.0	—	$7.93
$8.35**	5,000	5.0	—	$8.35
$8.70**	550,000	9.0	173,332	$8.70

Total	12,200,412		9,098,315

* — Warrants
** — Options issued to employees, officers and directors
Note 7—Stock-Based Compensation
     Stock Compensation Expense - During the three months ended March 31, 2006, the Company issued 1,600 shares of authorized, but not issued, common stock to a consultant for services rendered. The Company has recorded a non-cash stock-based compensation charge of $10,000 as a result of this issuance. This charge was based on the average market value of the Company’s common stock during the period that services were rendered.
     Stock Option Plan - On March 31, 2006, the Company had one share-based compensation plan (the “Plan”), which was approved by the Company’s shareholders. The Company has recorded compensation cost of $1.1 million and $75,000 for options granted under the Plan for the three month periods ended March 31, 2006 and 2005, respectively. This charge is included in the total stock-based compensation charge recorded in accordance with SFAS 123R. The Plan provides for the grant of incentive and non-qualified options to purchase up to 7.6 million shares of common stock to directors, officers and employees. Shares issued upon exercise of options granted under the Plan are issued from authorized but unissued shares of common stock. The Company believes that such awards better align the interests of its employees with those of shareholders. Option awards in 2006 were granted with an exercise price equal to the greater of $7.00 per share or the market price of the Company’s common stock at the grant date. The options granted vest ratably over initial periods ranging from two to five years of continuous service and are exercisable for initial terms of five or ten years. Option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model, using the assumptions noted in the table below. Expected volatilities are based on historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected life of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	For the Three Months ended,
	March 31, 2006	March 31, 2005
Risk free interest rates	4.81%	3.88% - 4.38%
Expected life (in years)	4	3 - 4
Volatility	114.8% - 118.5%	117% - 126%
     The Company has not paid any cash dividends in the past and does not anticipate paying any cash dividends in the foreseeable future. As a result, the Company has assumed no dividends in its determination of stock compensation expense.

     A summary of option activity under the Plan as of March 31, 2006, is presented below (shares thousands).

			Weighted Average
		Weighted Average	Remaining
		Exercise Price	Contractual	Aggregate Intrinsic
	Number of Shares	per Share	Term (years)	Value ($000s)
Outstanding at December 31, 2005	3,258	$5.91
Options cancelled	(40)	$8.70
Options issued	700	$7.60
Options exercised	(207)	$0.48

Outstanding at March 31, 2006	3,711	$6.51	7.3	$8,548

Exercisable at March 31, 2006	608	$3.08	7.0	$3,486

     The weighted average grant-date fair value of options granted during the three months ended March 31, 2006 was $5.83. There were no options granted during the three months ended March 31, 2005. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $1.7 million and $2.4 million, respectively.
     As of March 31, 2006, there was $12.4 million of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. The cost is expected to be recognized over a weighted average period of 39 months.
Note 8—Related Party Transactions
     At March 31, 2006, holders of approximately 39.3% of the fully diluted common stock own approximately 93% ($2.7 million) of the Class A Warrants. Representatives from two entities holding approximately 15.5% of the fully diluted common stock serve on the Company’s Board of Directors. A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 30.2% of the Company’s fully diluted common stock.
     A member of the Board of Directors is a shareholder in a consulting firm which provides business development services to the Company. Under the terms of a consulting agreement between the Company and the consulting firm entered into in April 2005, the Company pays the consulting firm (i) $5,000 plus expenses per month and (ii) 5% of the monthly recurring net revenue received under each customer agreement entered into as a direct result of services provided by the consulting agreement. This agreement expired April 30, 2006. During the three months ended March 31, 2006, the Company incurred expenses of $15,000 under this agreement. There were no amounts payable to this firm at March 31, 2006.
     In September 2005, the Company entered into an Employment Agreement with the Company’s then chief financial officer and secretary (“Former CFO”). In March 2006, the Former CFO resigned. The Company will potentially incur consulting services from the Former CFO under an existing consulting agreement on an as needed basis going forward. There were no amounts payable for consulting services to the former CFO as of March 31, 2006.
Note 9—Commitments, Contingencies and Risks
     Concentrations – For the three month period ended March 31, 2006, the Company derived 67% of its revenue from providing mobile backhaul services to one customer in one metropolitan area.
     Regulatory Matters – The Company is subject to certain claims and assessments and makes routine filings with the FCC. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

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
     License Renewal – Like other FCC licenses, the licenses which the Company holds were granted for an initial ten-year term and have renewal dates ranging from 2006 to 2011. To obtain renewal of a license, the licensee must demonstrate that it has provided “substantial service” during its license term. What level of service is considered “substantial” will vary depending upon the type of offering by the licensee. The FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license will be canceled.
     The Company has licenses for four 39 GHz channels in four different second tier markets which are due to be renewed in November 2006. These channels represent 2 million channel pops of which only 1.5 million are not covered by other licenses which the Company holds. The Company holds at least one additional channel in three of the four markets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read the following discussion in conjunction with the section below titled “ Cautionary Statement,” our Consolidated Financial Statements and related Notes, and other financial information appearing in our most recently filed Annual Report on Form 10-K.
   Executive Overview
     In 2001, we emerged from proceedings under Chapter 11 of the United States Bankruptcy Code under a plan of reorganization. Subsequent to the effective date of the plan, our product offering consisted of leasing our spectrum to others to construct high-speed wireless telecommunications networks. Our leasing products, Express Link and Express Net, provide a way for telecommunications carriers and enterprise customers to access interference-free, carrier class licensed spectrum. Our leasing strategy allows us to utilize our FCC licenses to facilitate wireless telecommunications services in a capital efficient manner. This strategy seeks to identify, contact and serve existing telecommunications carriers in a manner that does not require significant sales and marketing, operating and capital expenditures. The recoverability of our investment in our FCC licenses is dependent on the successful execution of our business plan as it evolves.
     Currently, we have 89 leases for 39 GHz spectrum on a link-by-link basis primarily in the Southwestern and Northwestern United States. Additionally, we have retained nine 39 GHz fixed transmission links originated by our predecessor which customers incorporate into their telecommunication networks and utilize to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services. In December 2003, we entered into an Express Net contract with a large national telecommunications carrier. Under the terms of this contract, we have leased a portion of our 39 GHz spectrum in two urban regions for seven years. In these markets, we have at least three channels which are not subject to the lease. We hold five other ExpressNet contracts, all with smaller entities, one of which is located on one channel in a major U.S. metropolitan area. In that market, we have at least three channels which are not subject to the lease.
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
     Subsequent to the Teligent acquisition, we began generating revenue by providing mobile backhaul services in New York City. We currently have 31 employees (including officers) and operate with limited resources. We are currently focused on building our team and developing our business opportunities. We intend to continue to expand our New York City network and to design, build and operate mobile backhaul networks in other metropolitan areas.
     We use a variety of metrics to assess the growth and evaluate the performance of our operations. In addition to the traditional financial evaluations of cash used and performance against budgets, we also consider non financial measurements. As we begin to grow our operations, two of the most important customer acquisition metrics that we will track will be the number of operating sites and average DS-1 equivalents per site. A DS-1, commonly known as a T-1, is a measure of bandwidth required for the transmission of 1.54 mbps. We have 77 operating sites in our New York network. Since we acquired the network from Teligent in January 2005, we have increased the capacity of this network by 47% based upon number of DS-1s. Our network averaged 5.7 DS-1s per site. This represents an increase of 39% from the DS-1 average per site when we acquired the Teligent assets.
     We consider these to be key metrics because the number of operating sites is a key driver for the amount of capital expenditures required to grow our network and the number of field personnel required to support our operations. The increase in DS-1 equivalents is an indication of the productivity of our network. On a combined basis these metrics provide us with insights as to how effective we are in building new sites in areas where our customers need to increase capacity. Our goal is to fully utilize each site to maximize the return on our capital investment.

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
   Results of Operations
  Three months ended March 31, 2006 compared to three months ended March 31, 2005
     Revenues for the three months ended March 31, 2006 increased 43% to $378,000 from $265,000 for the three months ended March 31, 2005. This increase is primarily the result of the acquisition of Teligent’s fixed wireless operations in January 2005. The Company generates revenue by providing fixed wireless links, including a cellular backhaul network of 77 links in New York City. In addition, the Company recognizes revenue from its spectrum leasing program. We do not expect this revenue source to grow substantially since our sales efforts no longer emphasize this product. Revenue under the spectrum leases is recognized ratably over the individual lease periods, which currently range from 12 to 84 months. We expect our future revenue growth to be derived from our fixed wireless operations.
     Technical and network operations costs and expenses are comprised primarily of equipment development cost, repair and maintenance costs for the fixed wireless business and compensation and related costs for engineering and maintenance personnel. Technical and network operations costs and expenses increased $373,000 or 39% from $963,000 to $1.3 million for the three months ended March 31, 2006 compared to the same period in 2005 as a result of costs incurred to support the fixed wireless business acquired from Teligent. Technical and network operations costs and expenses were 353% and 363% of revenues for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, the Company recorded non-cash compensation expense related to technical and network personnel of $131,000. The Company did not record any non-cash compensation expense related to technical and network personnel for the three months ended March 31, 2005. The Company expects technical and network expenses, other than those related to stock compensation costs, to increase in future periods as it executes its business plan to grow its fixed wireless operations.
     Sales and marketing costs and expenses are comprised primarily of compensation and related costs and professional fees. These costs increased 492% to $1.2 million for the three months ended March 31, 2006, compared to $209,000 for the three months ended March 31, 2005. This increase is primarily a result of additional salaries and benefits and professional fees to support our sales efforts as well as increases in travel and industry-related organizational dues. Sales and marketing costs and expenses were 328% and 79% of revenues for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, the Company recorded non-cash stock compensation expense related to sales and marketing personnel of $204,000 and $7,000, respectively. The Company expects sales and marketing expenses, other than those related to stock compensation costs, to increase in future periods as a result of executing its business plan to grow its fixed wireless operations.
     General and administrative costs and expenses increased 78% to $2.3 million for the three months ended March 31, 2006 from $1.3 million for the three months ended March 31, 2005. General and administrative costs and expenses for the three months ended March 31, 2006 and 2005 primarily consist of compensation, professional fees and insurance. The increase is a result of (i) additional salaries and benefits and professional fees to support the Company’s growth plans; and (ii) increased non-cash stock compensation expense. General and administrative costs and expenses were 613% and 481% of revenues for the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006 and 2005, the Company recorded non-cash stock compensation expense related to general and administrative personnel of $716,000 and $68,000, respectively. The Company expects general and administrative expenses, other than those related to stock compensation costs, to increase in future periods as a result of executing its business plan to grow its fixed wireless operations.
     Depreciation and amortization expense increased 381% to $77,000 for the three months ended March 31, 2006 from $16,000 for the three months ended March 31, 2005. This increase is primarily a result of an increase in the Company’s property and equipment to support its fixed wireless operations and to support 42 additional employees and consultants. Depreciation and amortization expense was 20% and 6% of revenues for the three months ended March 31, 2006 and 2005, respectively.
     Interest and other increased 157% to $690,000 for the three months ended March 31, 2006 from $269,000 for the three months ended March 31, 2005. This change primarily is attributable to the investment in certificates of deposit, yielding higher investment returns.
     During the three month period ended March 31, 2006, the Company increased its deferred tax valuation allowance to equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.

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
     During the three months ended March 31, 2006, operating activities used cash of approximately $1 million as compared to $1.1 million during the three months ended March 31, 2005. Cash used by operating activities resulted primarily from the Company’s net loss decreased by non-cash stock compensation expense and changes in operating assets and liabilities.
     During the three months ended March 31, 2006, investing activities used cash of $2.4 million. This use of cash is a result of cash expenditures for the purchase of deployable equipment to support the growth of our fixed wireless operations. It also is a result of the purchase of a certificate of deposit which is to be used as collateral against a letter of credit established to support a facility lease.
     During the three months ended March 31, 2006, financing activities provided cash of $107,000 as a result of the exercise of stock options and warrants.
     The Company had cash and cash equivalents, restricted cash and certificates of deposit totaling $68 million at March 31, 2006. Since its inception, the Company has incurred losses from operations and expects to continue to incur losses and experience negative cash flows for at least the next few years as we position ourselves to serve the mobile backhaul and fiber extension markets. Subsequent to the Teligent acquisition, the Company is generating revenue by providing cellular backhaul services in New York City. In 2005, we focused our sales efforts on the large mobile carriers. In 2006, we intend to continue to expand our New York City network and to design, build and operate mobile backhaul networks in other metropolitan areas. If we are successful in signing long term contracts with mobile carriers, we will begin construction on these networks. We are currently focused on building our team and developing our business opportunities. Based upon our current cash balance, limited operations and historic annual cash utilization, we believe that our cash resources are sufficient to fund operations and capital requirements beyond 2006. However, additional unforeseen expenditures may require us to obtain additional financing.
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
          A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:
•	FCC Licenses – We account for our FCC licenses in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which require that goodwill and intangible assets with indefinite lives not be amortized, but be tested annually or more frequently whenever indicators of impairments arise. Intangible assets that have finite lives continue to be amortized over their estimated useful lives. We have determined that our FCC licenses have indefinite useful lives due to the following:
o	FCC spectrum is a non-depleting asset;

o	The licenses are integral to the business and we expect them to contribute to cash flows indefinitely;

o	License renewal applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

o	Maintenance expenditures required to obtain future cash flows are not significant; and,

o	We intend to use these assets for the foreseeable future.

Given the nature of our 39 GHz spectrum, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At December 31, 2005, our FCC licenses had a carrying value of $60.7 million. During 2005, we performed a valuation of our spectrum under SFAS No. 142 and determined that the fair market value of the spectrum was $128.9 million. In performing this evaluation, we identified a number of factors that are considered to be indicative of the value of our FCC licenses, including (i) our public equity value; (ii) private purchases of similar licenses;(iii) the change in the public equity value of companies providing similar services or holding similar FCC licenses; and (iv) the announced sale of XO’s wireline division. Each of the factors was then quantified and weighted in deriving the estimated fair value. No impairment of the FCC license value occurred during the three month period ended March 31, 2006.

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

Our licenses are integral to our business. As a result, we believe that we must focus on protecting this valuable asset as our business plan evolves. Under FCC rules, licenses are renewed based upon service provided as of the renewal date. The FCC does not consider service provided during the ten year period for which the licenses are granted. They evaluate whether “substantial service” is provided as of the renewal date. With over $68 million in cash and certificates of deposit we have the resources to grow our mobile backhaul services. We will continue to lease spectrum, utilizing this non-capital intensive method to put more of our FCC licenses to work. We intend to introduce new product offerings utilizing our spectrum. Under our current business plan, we believe that we will meet the FCC’s “substantial service” requirement as of the various license renewal dates. We will continue to periodically assess our progress toward meeting these requirements. If at any time we determine that we will most likely not meet these requirements, we will modify the life of the particular FCC licenses and begin amortizing the cost over the remaining license period.

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

•	Deferred taxes – We have recorded a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would be reported as (i) a direct addition to additional paid in capital to the extent that the adjustment arises from the use of net operating loss carry forwards acquired from our predecessor and (ii) an increase in income in the period such determination is made to the extent the adjustment arises for any other reason.

•	Accrued taxes other than income taxes – At March 31, 2006, other accrued taxes included accrued property tax and use tax liabilities of approximately $2.5 million and $1.6 million, respectively, which were incurred by our predecessor company. Such liabilities are expected to be released as we reach settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While we believe the amounts represent reasonable estimates of the amounts potentially owed, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts. Payments of any amount due will reduce the recorded liability and cash accordingly.

•	Fresh start accounting – In connection with our emergence from bankruptcy, we reflected terms of the Plan in our consolidated financial statements by adopting the fresh start accounting provisions of SOP 90-7 on December 31, 2001. Fresh start accounting creates a new reporting entity and the recorded amounts of assets and liabilities are adjusted to reflect their estimated fair values. In adopting fresh start accounting, we utilized the reorganization value or fair value of the entity. The reorganization value of a company is the amount of value available and to become available for the satisfaction of post-petition liabilities and allowed claims, as negotiated between the debtor-in-possession and the creditors and holders of equity interests. A committee of unsecured creditors together with management determined a reorganization value of approximately $53.7 million which was deemed fair value of the assets of the reorganized business, with FCC licenses comprising 86% of the reorganization value.

•	Early stage business – We are subject to all of the risks inherent in an early-stage business in the telecommunications industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. In 2005, we began generating revenue by providing mobile backhaul services in New York City. From 2002 through March 2006, we have generated operating losses of $58.3 million and net losses of $61.7 million. We expect to generate operating and net losses and negative cash flows for at least the next few years. We are currently focused on developing our business opportunities. Failure to generate sufficient revenues could have a material adverse effect on our results of operations, financial condition and cash flows. The recoverability of our assets is highly dependent on our ability to execute on our business plan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     At March 31, 2006, the Company had cash and cash equivalents, restricted cash and certificates of deposit of $68 million that were held in bank accounts with an average annual interest rate of 4.1%. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations. Our policy prohibits investing in instruments with maturities that exceed 365 days. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.
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
     (b) Change in Internal Controls
     During the first quarter of 2006, we implemented a new financial accounting system, which resulted in changes to our internal controls over financial reporting.
     In March 2006, the Former CFO resigned. Thomas A. Scott was appointed our chief financial officer effective March 2006.
     These changes are not reasonably expected to materially affect our internal controls over financial reporting.
PART II — OTHER INFORMATION
Item 6. EXHIBITS
     (a) Exhibits:

31.1	Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AVENUE NETWORKS, INC.

May 9, 2006	By:	/s/ MICHAEL K. GALLAGHER

Date		Michael K. Gallagher
President, Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ MICHAEL K. GALLAGHER	President, Chief Executive Officer and	May 9, 2006

Michael K. Gallagher	Director (Principal Executive Officer)

/s/ THOMAS A. SCOTT	Chief Financial Officer	May 9, 2006

Thomas A. Scott	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title
31.1	Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.