Form 10-Q
period 2006-06-30
FIRST AVENUE NETWORKS INC
filed 2006-08-09
CIK 1010286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from               to

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

Large accelerated filer  ☐          Accelerated filer  ☒          Non-accelerated filer  ☐

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 67,147,589 shares of its common stock outstanding as of July 28, 2006.

FIRST AVENUE NETWORKS, INC.

INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(unaudited)
(in thousands, except share data)

	June 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$41,021	$50,681
Certificates of deposit	20,116	20,000
Accounts receivable, net	562	479
Prepaid expenses and other current assets	412	442
Total current assets	62,111	71,602
Restricted cash	134	—
Property and equipment, net of accumulated depreciation	8,145	3,225
FCC licenses	60,662	60,662
Goodwill	90,727	90,727
Other assets	285	706
Total assets	$222,064	$226,922

Current liabilities:
Accounts payable	$515	$141
Accrued compensation and benefits	997	786
Accrued taxes other than income taxes, current portion	363	369
Deferred revenue, current portion	126	140
Accrued lease liability, current portion	297	269
Other accrued liabilities	491	598
Total current liabilities	2,789	2,303
Deferred revenue, less current portion	246	369
Accrued lease liability, less current portion	251	336
Accrued taxes other than income taxes, less current portion	3,760	3,760
Total liabilities	7,046	6,768
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized, 67,004,089 and 60,576,484 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	67	61
Additional paid-in capital	281,942	277,852
Accumulated deficit	(66,991)	(57,759)
Total stockholders’ equity	215,018	220,154
Total liabilities and stockholders’ equity	$222,064	$226,922

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$505	$331	$883	$596

Costs and expenses:
Technical and network operations	1,477	558	2,813	1,521
Sales and marketing	1,393	703	2,631	912
General and administrative	3,616	1,146	5,934	2,420
Depreciation and amortization	71	19	148	35
Total costs and expenses	6,557	2,426	11,526	4,888
Loss from operations	(6,052)	(2,095)	(10,643)	(4,292)
Interest and other:
Interest income	720	433	1,411	698
Other	—	(19)	—	(15)
Total interest and other	720	414	1,411	683

Net loss	$(5,332)	$(1,681)	$(9,232)	$(3,609)

Basic and diluted net loss per common share
Net loss	$(0.08)	$(0.03)	$(0.15)	$(0.06)
Weighted average common shares	64,676	59,653	62,856	57,758

The accompanying notes are an integral part of these consolidated financial statements.

FIRST AVENUE NETWORKS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(9,232)	$(3,609)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	148	35
Non-cash stock-based compensation expense	2,109	298
Other non-cash charges	—	17
Accrual of interest receivable	(116)	—
Changes in operating assets and liabilities, net of effect of acquisition	247	(9)
Net cash used in operating activities	(6,844)	(3,268)

Cash flows from investing activities:
Acquisition of property and equipment	(4,436)	(355)
Deposits for equipment purchases	(226)	—
Acquisition costs	—	(888)
Cash from Teligent acquisition	—	1,135
Purchase of certificate of deposit	(134)	—
Net cash used in investing activities	(4,796)	(815)

Cash flows from financing activities:
Proceeds from exercise of stock options and warrants	1,980	43
Transaction fees for sale of common stock	—	(332)
Net cash (used in) provided by financing activities	1,980	(289)

Net decrease in cash and cash equivalents	(9,660)	(4,372)

Cash and cash equivalents, beginning of period	50,681	80,398

Cash and cash equivalents, end of period	$41,021	$76,026

Supplemental Disclosure of Cash Flow Information:
Non-cash financing and investing activities:
Issuance of common stock and warrants in connection with the acquisition of certain assets and assumption of certain liabilities of Teligent, Inc.	$—	$130,162

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

The Company operates a mobile backhaul network in New York City with over 78 remote sites and 4 Multiservice Core Access Point, traffic aggregation sites.  It intends to expand this network to meet customer demand for backhauling mobile device traffic.  It also intends to use this network and its relationship with large national mobile carriers as a foundation for future nationwide network construction.  The Company intends to build facilities which can support mobile traffic backhaul applications as well as broadband wireless fiber extensions services to bridge critical carrier network gaps.

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

  Cash and cash equivalents — Cash and cash equivalents represent funds on deposit with banks or investments with original maturities of less than six months when purchased that are readily convertible into cash and not subject to significant risk from fluctuation in interest rates. The Company places its temporary cash investments with major financial institutions in amounts which, at times, exceed federally insured limits.

  Certificates of deposit — During 2005, the Company purchased $20 million of certificates of deposit with initial maturities of six months or greater.  These investments are classified as held to maturity and carried at cost which approximates market.  Interest on the certificates of deposit is included in interest income as earned.

  Restricted cash — In March 2006, the Company purchased a certificate of deposit for $134,000, which is to be used as collateral against a letter of credit established to support a facility lease.  This amount is reported on the Company’s balance sheet as restricted cash.

 Fair values of financial instruments — At June 30, 2006, the Company’s financial instruments included cash and cash equivalents, certificates of deposit, accounts receivable, restricted cash and accounts payable.  The fair values of these financial instruments approximated their carrying value because of the short-term nature of these instruments.

  Property and equipment — Property and equipment is stated at cost.  Costs incurred to prepare an asset for service and substantial improvements, including installation costs, labor, shipping and handling and related supplies are capitalized and depreciated over the useful life of the asset.   When items are retired or otherwise disposed of, income is charged or credited for the difference between net book value and proceeds from a sale. The costs of maintenance and repairs of property and equipment are charged to expenses as incurred.  Depreciation is computed utilizing-straight line methods over the applicable useful asset life.  Deployable assets are not depreciated until placed in service.  Construction of network assets generally takes less than 90 days; therefore, no interest costs were capitalized during the six months ended June 30, 2006 and 2005.  The estimated useful lives of property and equipment categories are as follows:

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

The Company has determined that its FCC licenses have indefinite useful lives based on the following factors:

•                  FCC spectrum is a non-depleting asset;

•                  The licenses are integral to the business and the Company expects them to contribute to cash flows indefinitely;

•                  License renewal applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•                  Maintenance expenditures required to obtain future cash flows are not significant; and,

•                  The Company intends to use these assets for the foreseeable future.

To evaluate whether an impairment in valuation has occurred the Company considers a number of factors, including (i) the change in its public equity value; (ii) the change in the public equity value of companies providing similar services or holding similar FCC licenses; (iii) private purchases of similar licenses; and (iv) the results of FCC spectrum auction for similar spectrum.  Recoverability of the carrying value of the Company’s FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party.  At June 30, 2006 the Company’s licenses have a carrying value of $60.7 million.  During the fourth quarter of 2005 the Company performed its valuation and determined that no impairment had occurred.

Goodwill — The Company has one reporting unit.  Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting entity to its carrying value.  The Company estimates fair value using a combination of the market price of the Company’s common equity and discounted cash flows.  If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment.  Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data.  All of the goodwill is related to the Company’s January 2005 acquisition of substantially all of the assets and assumption of certain related liabilities of Teligent.  During the fourth quarter of 2005, the Company performed its valuation and determined that no impairment had occurred.  Management is not aware of any events or circumstance that could cause impairment as of June 30, 2006.

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

 Stock options — Effective January 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123R”) using the modified prospective application method.  Under the modified prospective application, SFAS 123R is applied to new awards and to awards modified, repurchased or cancelled after the effective date.  Compensation cost for the portion of awards for which requisite service has not been rendered that are outstanding as of the effective date is recognized as the requisite service is rendered on or after the effective date.  The compensation cost for that portion of awards is based on the grant date fair value of those awards as calculated for pro-forma disclosures under SFAS 123. In accordance with SFAS 123R, the Company has recorded a non-cash stock-based compensation charge of $2.1 million and $286,000 298,000 during the six-month periods ended June 30, 2006 and 2005, respectively.

Net loss per share — Calculation of net loss per share for the six months ended June 30, 2006 excludes the effect of warrants and options to purchase 2.9 million and 3.6 million, respectively, shares of common stock since inclusion in such calculation would have been antidilutive.  Calculation of net loss per share for the six months ended June 30, 2005 excludes the effect of warrants and options to purchase 10.3 million and 1.5 million, respectively, shares of common stock since inclusion in such calculation would have been antidilutive.

Note 3—Purchase of Teligent assets

On January 14, 2005 the Company purchased Teligent’s 24 GHz assets, in particular the spectrum licenses, in order to assemble what the Company considers to be the premier collection of millimeter wave spectrum in the United States.  The combination of the Company’s 39 GHz spectrum with Teligent’s 24 GHz spectrum provides outstanding breadth of geographic coverage, depth in key markets and complementary technical and propagation characteristics.  The acquisition of Teligent’s fixed wireless operations includes an operational mobile backhaul network.  This network provides the Company with a foundation for future growth in New York and a reference account for future nationwide network construction.

In consideration for the assets, the Company issued 25.2 million shares of its common stock and a warrant to acquire up to 2.5 million shares of the Company’s common stock.  The warrant has exercise prices ranging from $1.98 to $2.40 depending on the exercise date.  The warrant terminates on June 28, 2009.

The Company valued the transaction at $131.2 million based upon the value of the common stock and warrants issued plus transaction costs.  The value of the common stock of $121.0 million was calculated by multiplying the number of shares of common stock issued times the weighted average stock price for the six day period before and after the announcement of the transaction.  The value of the warrants was determined to be $9.1 million using a Black-Scholes option pricing model, assuming no expected dividends, an 18 month life, a risk free interest rate of 3.53% and a volatility of 131%.  The Company incurred $1.1 million in transaction costs.  The Company recorded $90.7 million in goodwill, representing the cost of the acquired assets in excess of the fair value of the assets acquired and liabilities assumed.

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

Pro forma financial information for the six months ended June 30, 2005 is not presented because Teligent did not maintain separate accounting records for its long distance business and its fixed wireless business. The Company did not acquire Teligent’s long distance business which represented 70% of Teligent’s historic revenue.  As a result, Teligent’s historical financial statements would not provide meaningful information regarding the future operations of the business which the Company did acquire.

Note 4—FCC Licenses

The Company acquired its spectrum portfolio from 1996 through 2005 through purchase transactions and participation in the FCC auction process.

Auction — In 2000, the Company acquired certain 39 GHz licenses from the FCC for $77.0 million cash.  In 2004, the Company acquired one 24 GHz license from the FCC for $62,000 in cash.

Teligent — In 2005, the Company obtained additional 24 GHz licenses in its purchase of Teligent’s assets (See Note 3).

Note 5—Property and Equipment

Components of property and equipment  were as follows (in thousands):

	June 30,	December 31,
	2006	2005
Deployable assets	$6,741	$2,805
Network assets in service	629	169
Computer systems	573	240
Furniture and equipment	473	137
Total property and equipment	8,416	3,351
Accumulated depreciation	(271)	(126)
Property and equipment, net	$8,145	$3,225

Depreciation expense approximated for the six months ended June 30, 2006 and 2005 totaled $148,000 and $35,000, respectively.

Note 6—Capital Stock

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

On December 14, 2004, the Company sold an additional 12.87 million shares of common stock for $7.25 per share yielding gross proceeds of $93.3 million.  The Company paid $3.7 million to a placement agent in connection with this sale of common stock.  The Company issued to the purchasers five-year warrants with an exercise price of $7.25 to acquire 1.9 million shares of common stock.   The warrants would have become exercisable, subject to certain limitations (i) with respect to 25% of the shares underlying the warrants on the 60th day following the closing if the Company had not filed a registration statement registering the issued shares with the Securities and Exchange Commission (SEC) by such time, (ii) with respect to an additional 25% of the shares underlying the warrants on the 90th day following the closing if the Company had not filed a registration statement registering the issued shares with the SEC by such time, (iii) with respect to an additional 25% of the shares underlying the warrants on the 180th day following the closing if the registration statement being used to register the shares issued to the purchasers under had not been declared effective by the SEC by such time, and (iv) with respect to the remaining 25% of the shares underlying the warrants on the 210th day following the closing under the securities purchase agreement if the registration statement being used to register the shares issued to the purchasers had not been declared effective by the SEC by such time.   During 2005, the Company met each of its filing and registration deadlines.  As a result, none of these warrants vested.  As part of this transaction, the Company issued ten year warrants to the placement agent to acquire 2.6 million shares of common stock.  The warrants are exercisable immediately with an exercise price of $7.25 per share.  Using the Black-Scholes option valuation model, assuming no expected dividends, a six year life, a risk free interest rate of 3.53% and a volatility of 131%, the value of these warrants is $21.6 million.

Class A Warrants — Upon emergence from bankruptcy, the Company issued $11.0 million of Senior Notes to shareholders, with 4 million Class A Warrants exercisable for the Company’s common stock.  On December 23, 2004 the Company repaid all Senior Notes using proceeds from the sale of common stock.

The Company recorded the issuance of Senior Notes and Class A Warrants by allocating proceeds of $11.0 million to Senior Notes and Class A Warrants based on their estimated relative fair values at the issuance date, resulting in $4.1 million assigned to Class A Warrants and $6.9 million to Senior Notes. The value ascribed to the Class A Warrants was recorded as debt discount and an increase in additional paid-in capital.  When the Company repaid all Senior Notes, it recognized the remaining unamortized debt discount.  During the year ended December 31, 2004 and 2003, the Company recorded $2.5 million and $818,000, respectively, of interest expense relating to the amortization of original issue discount.  Each warrant entitles the holder to purchase one share of common stock at a price of $0.01 per share until December 20, 2006.  As of June 30, 2006 all of the outstanding Class A Warrants have been exercised.  During the six months ended June 30, 2006, 6.4 million warrants were exercised for proceeds of $1.7 million.

Outstanding Options and Warrants — The following table summarizes information about stock options and warrants outstanding at June 30, 2006:

Exercise Price	Options/Warrants Outstanding	Weighted Average Remaining Life	Options/Warrants Exercisable	Weighted Average Exercise Price
$0.14**	112,961	6.0	112,961	$0.14
$0.52**	347,708	6.0	268,945	$0.52
$1.84*	305,555	3.0	305,555	$1.84
$7.00**	2,060,000	8.0	47,501	$7.00
$7.25*	2,574,000	9.0	2,574,000	$7.25
$7.47**	325,000	5.0	—	$7.47
$7.92**	175,000	5.0	—	$7.92
$7.93**	60,000	5.0	—	$7.93
$8.35**	5,000	5.0	—	$8.35
$8.70**	463,333	9.0	209,998	$8.70
$8.86**	40,000	5.0	—	$8.86
Total	6,468,557		3,518,960

* - Warrants

** - Options issued to employees, officers and directors

Note 7—Stock-Based Compensation

Stock Compensation Expense - During the six months ended June 30, 2006, the Company issued 2,400 shares of common stock to a consultant for services rendered.  The Company has recorded a non-cash stock-based compensation charge of $17,000 as a result of this issuance.  This charge was based on the average market value of the Company’s common stock during the period that services were rendered.

Stock Option Plan - On June 30, 2006, the Company had one share-based compensation plan (the “Plan”), which was approved by the Company’s shareholders.  The Company has recorded compensation cost of $2.1 million and $298,000 for options granted under the Plan for the six month periods ended June 30, 2006 and 2005, respectively.  This charge is included in the total stock-based compensation charge recorded in accordance with SFAS 123R.  The Plan provides for the grant of incentive and non-qualified options to purchase up to 7.6 million shares of common stock to directors, officers and employees.  Shares issued upon exercise of options granted under the Plan are issued from authorized but unissued shares of common stock.  The Company believes that such awards better align the interests of its employees with those of shareholders.  Option awards in 2006 were  granted with an exercise price equal to the greater of $7.00 per share or the market price of the Company’s common stock at the grant date.  The options granted vest ratably over initial periods ranging from two to five years of continuous service and are exercisable for initial terms of five or ten years.  Option awards provide for accelerated vesting if there is a change in control (as defined in the Plan).

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

For the Six Months ended,
	June 30, 2006	June 30 2005
Risk free interest rates	4.72% - 4.8%	3.88% - 4.38%
Expected life (in years)	4 - 5	3 - 4
Volatility	114.8% - 118.5%	117% - 126%

The Company has not paid any cash dividends in the past and does not anticipate paying any cash dividends in the foreseeable future.  As a result, the Company has assumed no dividends in its determination of stock compensation expense.

A summary of option activity under the Plan as of June 30, 2006, is presented below (shares thousands).

	Number of Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Outstanding at December 31, 2005	3,258	$5.91
Options cancelled	(157)	$8.45
Options issued	740	$7.67
Options exercised	(252)	$0.51
Outstanding at June 30, 2006	3,589	$6.50	7.3	$15,715
Exercisable at June 30, 2006	639	$3.62	7.2	$4,642

The weighted average grant-date fair value of options granted during the six months ended June 30, 2006 and 2005 was $5.91 and $3.08, respectively.  The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $1.1 million and $3.0 million, respectively.

As of June 30, 2006, there was $11.3 million of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan.  The cost is expected to be recognized over a weighted average period of 36 months.

Note 8—Related Party Transactions

Representatives from two entities holding approximately 15.5% of the fully diluted common stock serve on the Company’s Board of Directors.  A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 30.5% of the Company’s fully diluted common stock.

A member of the Board of Directors is affiliated with a consulting firm which provides business development services to the Company.  Under the terms of a consulting agreement between the Company and the consulting firm entered into in April 2005, the Company pays the consulting firm (i) $5,000 plus expenses per month and (ii) 5% of the monthly recurring net revenue received under each customer agreement entered into as a direct result of services provided by the consulting agreement.  This agreement expired April 30, 2006.  During the six months ended June 30, 2006, the Company incurred expenses of $20,000 under this agreement.

In September 2005, the Company entered into an Employment Agreement with the Company’s then chief financial officer and secretary (“Former CFO”).  In March 2006, the Former CFO resigned.  The Company will potentially incur consulting services from the Former CFO under an existing consulting agreement on an as needed basis going forward.  There were no amounts payable for consulting services to the former CFO as of June 30, 2006.

Note 9—Commitments, Contingencies and Risks

Concentrations — For the six month period ended June 30, 2006, the Company derived 52% of its revenue from providing mobile backhaul services to one customer in one metropolitan area.

Regulatory Matters — The Company is subject to certain claims and assessments and makes routine filings with the FCC. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

In early 2004, the Company was contacted telephonically by the FCC regarding 15 spectrum leases allegedly effectuated prior to the effective date of the spectrum leasing rules adopted pursuant to the FCC’s First Report and Order in the Secondary Market Initiative (FCC-03-113).  In October 2005, the Company entered into a Consent Decree with the FCC whereby the Company agreed to make a voluntary contribution of $20,000 to the United States Treasury and to adopt and implement a plan to ensure future compliance with FCC-03-113.  The Company further agreed to keep this compliance plan in effect for six years.  In exchange, the FCC concluded its investigation.

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

The Company has three single-channels licenses, each in a different second tier market, that are up for renewal in November 2006 and are not covered by other licenses which the Company holds in those same markets. These three licenses represent a total of 1.5 million channel pops.

Note 10—FiberTower Merger

On May 14, 2006, the Company and FiberTower Corporation (“FiberTower”) entered into a definitive merger agreement (the “Agreement”).  Under the terms of the Agreement, all of the outstanding shares of FiberTower’s Series A Convertible Preferred Stock will be converted to shares of FiberTower’s common stock immediately before the closing of the merger.  Following such conversion, the Company will issue approximately 72,986,000 shares of common stock in exchange for all of the issued and outstanding common shares of FiberTower (excluding those shares held by dissenting stockholders).  In addition, all outstanding stock options of FiberTower will be converted to options for the purchase of the Company’s common stock.

The conversion of FiberTower’s outstanding shares and options into the respective equity securities of the Company will result in the stockholders and option holders of FiberTower owning 51%, on a fully diluted basis, of the outstanding shares of the Company following the merger.  In addition, under the terms of the Agreement, the Chief Executive Officer (“CEO”) of the Company will be the CEO of the combined company.  FiberTower will designate five members and the Company will designate three members to the board of directors of the combined company.  The CEO will also be a director of the combined company.  Each standing committee of the board of directors will consist of one member designated by the Company and two members designated by FiberTower.  Following the merger, the Company will be renamed “FiberTower Corporation.”

The merger of the Company and FiberTower will be accounted for as a reverse acquisition of the Company by FiberTower under the purchase method of accounting because FiberTower’s stockholders will own a majority of the shares, on a fully diluted basis, of the combined company following the merger.  In addition, FiberTower will designate the majority of the members of the board of directors and of each of the standing committees of the combined company.  The financial statements following the merger will reflect the operating results of FiberTower on a historical basis and the Company’s operating results after the effective date of the merger.

The consummation of the Agreement is subject to certain legal and regulatory approvals and is expected to close in the third quarter of 2006.

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

Currently, we have 116 leases for 39 GHz spectrum on a link-by-link basis primarily in the Southwestern and Northwestern United States.  Additionally, we have retained nine 39 GHz fixed transmission links originated by our predecessor which customers incorporate into their telecommunication networks and utilize to provide a primary telecommunication link or, in other cases, redundancy, back up or diversity to other telecommunication services.   In December 2003, we entered into an Express Net contract with a large national telecommunications carrier.  Under the terms of this contract, we have leased a portion of our 39 GHz spectrum in two urban regions for seven years.  In these markets, we have at least six channels which are not subject to the lease.  We hold five other ExpressNet contracts, all with smaller entities, one of which is located on one channel in a major U.S. metropolitan area.  In that market, we have at least six channels which are not subject to the lease.

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

Subsequent to the Teligent acquisition, we began generating revenue by providing mobile backhaul services in New York City. We currently have 34 employees (including officers) and operate with limited resources.  We are currently focused on building our team and developing our business opportunities.  We intend to continue to expand our New York City network and to design, build and operate mobile backhaul networks in other metropolitan areas.

We use a variety of metrics to assess the growth and evaluate the performance of our operations.  In addition to the traditional financial evaluations of cash used and performance against budgets, we also consider non-financial measurements.  As we begin to grow our operations, two of the most important customer acquisition metrics that we will track will be the number of operating sites and average DS-1 equivalents per site.  A DS-1, commonly known as a T-1, is a measure of bandwidth required for the transmission of 1.54 mbps.  We have 78 operating sites in our New York network.  Since we acquired the network from Teligent in January 2005, we have increased the capacity of this network by 57% based upon number of DS-1s.  Our network averaged 6 DS-1s per site.  This represents an increase of 47% from the DS-1 average per site when we acquired the Teligent assets.

We consider these to be key metrics because the number of operating sites is a key driver for the amount of capital expenditures required to grow our network and the number of field personnel required to support our operations.  The increase in DS-1 equivalents is an indication of the productivity of our network.  On a combined basis, these metrics provide us with insights as to how effective we are in building new sites in areas where our customers need to increase capacity.  Our goal is to fully utilize each site to maximize the return on our capital investment.

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

Results of Operations

Six months ended June 30, 2006 compared to six months ended June 30, 2005

Revenues for the six months ended June 30, 2006 increased 48% to $883,000 from $596,000 for the six months ended June 30, 2005.  This increase is primarily the result of the acquisition of Teligent’s fixed wireless operations in January 2005.  The Company generates revenue by providing fixed wireless links, including a cellular backhaul network of 78 links in New York City.  In addition, the Company recognizes revenue from its spectrum leasing program.  We do not expect this revenue source to grow substantially since our sales efforts no longer emphasize this product.  Revenue under the spectrum leases is recognized ratably over the individual lease periods, which currently range from 12 to 84 months.  We expect our future revenue growth to be derived from our fixed wireless operations.

Technical and network operations costs and expenses are comprised primarily of equipment development cost, repair and maintenance costs for the fixed wireless business and compensation and related costs for engineering and maintenance personnel.  Technical and network operations costs and expenses increased $1.3 million or 87% from $1.5 million to $2.8 million for the six months ended June 30, 2006 compared to the same period in 2005 as a result of costs incurred to support the fixed wireless business acquired from Teligent. Technical and network operations costs and expenses were 319% and 255% of revenues for the six months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006 and 2005, the Company recorded non-cash compensation expense related to technical and network personnel of $286,000 and $9,000, respectively.  The Company expects technical and network expenses, other than those related to stock compensation costs, to increase in future periods as it executes its business plan to grow its fixed wireless operations.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs and professional fees. These costs increased 188% to $2.6 million for the six months ended June 30, 2006, compared to $912,000 for the six months ended June 30, 2005.  This increase is primarily a result of additional salaries and benefits and professional fees to support our sales efforts as well as increases in travel and industry-related organizational dues.  Sales and marketing costs and expenses were 298% and 153% of revenues for the six months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006 and 2005, the Company recorded non-cash stock compensation expense related to sales and marketing personnel of $448,000 and $117,000, respectively.  The Company expects sales and marketing expenses, other than those related to stock compensation costs, to increase in future periods as a result of executing its business plan to grow its fixed wireless operations.

General and administrative costs and expenses increased 147% to $5.9 million for the six months ended June 30, 2006 from $2.4 million for the six months ended June 30, 2005.  General and administrative costs and expenses for the six months ended June 30, 2006 and 2005 primarily consist of compensation, professional fees and insurance.  The increase is a result of (i) additional salaries and benefits and professional fees to support the Company’s growth plans; (ii) increased non-cash stock compensation expense; and (iii) transaction costs related to the planned merger of the Company and FiberTower Corporation (“FiberTower”) incurred year-to-date are $1.7 million.  General and administrative costs and expenses were 672% and 406% of revenues for the six months ended June 30, 2006 and 2005, respectively.  For the six months ended June 30, 2006 and 2005, the Company recorded non-cash stock compensation expense related to general and administrative personnel of $1.4 million and $160,000, respectively.  The Company expects general and administrative expenses, other than those related to stock compensation costs, to increase in future periods as a result of executing its business plan to grow its fixed wireless operations.

Depreciation and amortization expense increased 322% to $148,000 for the six months ended June 30, 2006 from $35,000 for the six months ended June 30, 2005.  This increase is primarily a result of an increase in the Company’s property and equipment to support its fixed wireless operations and to support 46 additional employees and consultants.  Depreciation and amortization expense was 17% and 6% of revenues for the six months ended June 30, 2006 and 2005, respectively.

Interest income and other increased 107% to $1.4 million for the six months ended June 30, 2006 from $683,000 for the six months ended June 30, 2005.  This change is primarily attributable to the investment in certificates of deposit, yielding higher investment returns.

During the six-month period ended June 30, 2006, the Company increased its deferred tax valuation allowance to equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.

Three months ended June 30, 2006 compared to three months ended June 30, 2005

Revenues for the three months ended June 30, 2006 increased 53% to $505,000 from $331,000 for the three months ended June 30, 2005.  This increase is primarily the result of the acquisition of Teligent’s fixed wireless operations in January 2005.  The Company generates revenue by providing fixed wireless links, including a cellular backhaul network of 78 links in New York City.  In addition, the Company recognizes revenue from its spectrum leasing program.  We do not expect this revenue source to grow substantially since our sales efforts no longer emphasize this product.  Revenue under the spectrum leases is recognized ratably over the individual lease periods, which currently range from 12 to 84 months.  We expect our future revenue growth to be derived from our fixed wireless operations.

Technical and network operations costs and expenses are comprised primarily of equipment development cost, repair and maintenance costs for the fixed wireless business and compensation and related costs for engineering and maintenance personnel.  Technical and network operations costs and expenses increased $942,000 or 165% from $558,000 for the three months ended June 30, 2006 compared to the same period in 2005 as a result of costs incurred to support the fixed wireless business acquired from Teligent. Technical and network operations costs and expenses were 292% and 169% of revenues for the three months ended June 30, 2006 and 2005, respectively.  For the three months ended June 30, 2006 and 2005, the Company recorded non-cash compensation expense related to technical and network personnel of $155,000 and $9,000, respectively.  The Company expects technical and network expenses, other than those related to stock compensation costs, to increase in future periods as it executes its business plan to grow its fixed wireless operations.

Sales and marketing costs and expenses are comprised primarily of compensation and related costs and professional fees. These costs increased 98% to $1.4 million for the three months ended June 30, 2006, compared to $703,000 for the three months ended June 30, 2005.  This increase is primarily a result of additional salaries and benefits and professional fees to support our sales efforts as well as increases in travel and industry-related organizational dues.  Sales and marketing costs and expenses were 276% and 212% of revenues for the three months ended June 30, 2006 and 2005, respectively.  For the three months ended June 30, 2006 and 2005, the Company recorded non-cash stock compensation expense related to sales and marketing personnel of $244,000 and $110,000, respectively.  The Company expects sales and marketing expenses, other than those related to stock compensation costs, to increase in future periods as a result of executing its business plan to grow its fixed wireless operations.

General and administrative costs and expenses increased 227% to $3.6 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005.  General and administrative costs and expenses for the three months ended June 30, 2006 and 2005 primarily consist of compensation, professional fees and insurance.  The increase is a result of (i) additional salaries and benefits and professional fees to support the Company’s growth plans; (ii) increased non-cash stock compensation expense; and (iii) transaction costs related to the FiberTower merger incurred year-to-date are $1.7 million.  General and administrative costs and expenses were 716% and 346% of revenues for the three months ended June 30, 2006 and 2005, respectively.  For the three months ended June 30, 2006 and 2005, the Company recorded non-cash stock compensation expense related to general and administrative personnel of $643,000 and $92,000 respectively.  The Company expects general and administrative expenses, other than those related to stock compensation costs, to increase in future periods as a result of executing its business plan to grow its fixed wireless operations.

Depreciation and amortization expense increased 274% to $71,000 for the three months ended June 30, 2006 from $19,000 for the three months ended June 30, 2005.  This increase is primarily a result of an increase in the Company’s property and equipment to support its fixed wireless operations and to support 46 additional employees and consultants.  Depreciation and amortization expense was 14% and 6% of revenues for the three months ended June 30, 2006 and 2005, respectively.

Interest income and other increased 74% to $720,000 for the three months ended June 30, 2006 from $414,000 for the three months ended June 30, 2005.  This change primarily is attributable to the investment in certificates of deposit, yielding higher investment returns.

During the three-month period ended June 30, 2006, the Company increased its deferred tax valuation allowance to equal its deferred tax asset based upon management’s determination that the recognition criteria for realization had not been met.

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

•                  for other working capital purposes; and,

•                  for general corporate purposes.

During the six months ended June 30, 2006, operating activities used cash of $6.7 million as compared to $3.3 million during the six months ended June 30, 2005. Cash used by operating activities resulted primarily from the Company’s net loss decreased by non-cash stock compensation expense and changes in operating assets and liabilities.

During the six months ended June 30, 2006, investing activities used cash of $4.9 million as compared to $815,000 during the six months ended June 30, 2005.  This use of cash is a result of cash expenditures for the purchase of deployable equipment to support the growth of our fixed wireless operations.  It also is a result of the purchase of a certificate of deposit which is to be used as collateral against a letter of credit established to support a facility lease.

During the six months ended June 30, 2006, financing activities provided cash of $2 million as a result of the exercise of stock options and warrants.  Cash used in financing activities of $289,000 during the six months ended June 30, 2005 were the result of costs incurred related to the registration of the common stock sold in December 2004.

On May 14, 2006, the Company and FiberTower entered into a definitive merger agreement (the “Agreement”).  Under the terms of the Agreement, all of the outstanding shares of FiberTower’s Series A Convertible Preferred Stock will be converted to shares of FiberTower’s common stock immediately before the closing of the merger.  Following such conversion, the Company will issue approximately 72,986,000 shares of common stock in exchange for all of the issued and outstanding common shares of FiberTower (excluding those shares held by dissenting stockholders).  In addition, all outstanding stock options of FiberTower will be converted to options for the purchase of the Company’s common stock.  The consummation of the Agreement is subject to certain legal and regulatory approvals.

The Company had cash and cash equivalents, restricted cash and certificates of deposit totaling $61 million at June 30, 2006.  Since its inception, the Company has incurred losses from operations and expects to continue to incur losses and experience negative cash flows for at least the next few years as we position ourselves to serve the mobile backhaul and fiber extension markets. Subsequent to the Teligent acquisition, the Company is generating revenue by providing cellular backhaul services in New York City.  In 2005, we focused our sales efforts on the large mobile carriers.  In 2006, we intend to continue to expand our New York City network and to design, build and operate mobile backhaul networks in other metropolitan areas.  If we are successful in signing long term contracts with mobile carriers, we will begin construction on these networks.  We are currently focused on building our team and developing our business opportunities.  Based upon our current cash balance, limited operations and historic annual cash utilization, we believe that our cash resources are sufficient to fund operations and capital requirements beyond 2006. However, additional unforeseen expenditures may require us to obtain additional financing.

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

A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:

•                  FCC Licenses — We account for our FCC licenses in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”)  which require that goodwill and intangible assets with indefinite lives not be amortized, but be tested annually or more frequently whenever indicators of impairments arise.  Intangible assets that have finite lives continue to be amortized over their estimated useful lives.  We have determined that our FCC licenses have indefinite useful lives due to the following:

•                  FCC spectrum is a non-depleting asset;

•                  The licenses are integral to the business and we expect them to contribute to cash flows indefinitely;

•                  License renewal applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment;

•                  Maintenance expenditures required to obtain future cash flows are not significant; and,

•                  We intend to use these assets for the foreseeable future.

Given the nature of our 39 GHz spectrum, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At December 31, 2005, our FCC licenses had a carrying value of $60.7 million. During 2005, we performed a valuation of our spectrum under SFAS No. 142 and determined that the fair market value of the spectrum was $128.9 million.  In performing this evaluation, we identified a number of factors that are considered to be indicative of the value of our FCC licenses, including (i) our public equity value; (ii) private purchases of similar licenses;(iii) the change in the public equity value of companies providing similar services or holding similar FCC licenses; and (iv) the announced sale of XO’s wireline division. Each of the factors was then quantified and weighted in deriving the estimated fair value. No impairment of the FCC license value occurred during the six month period ended June 30, 2006.

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

Our licenses are integral to our business.  As a result, we believe that we must focus on protecting this valuable asset as our business plan evolves.  Under FCC rules, licenses are renewed based upon service provided as of the renewal date.  The FCC does not consider service provided during the ten year period for which the licenses are granted.  They evaluate whether “substantial service” is provided as of the renewal date.  With over $61 million in cash and certificates of deposit, we have the resources to grow our mobile backhaul services.  We will continue to lease spectrum, utilizing this non-capital intensive method to put more of our FCC licenses to work.  We intend to introduce new product offerings utilizing our spectrum.  Under our current business plan, we believe that we will meet the FCC’s “substantial service” requirement as of the various license renewal dates.  We will continue to periodically assess our progress toward meeting these requirements.  If at any time we determine that we will most likely not meet these requirements, we will modify the life of the particular FCC licenses and begin amortizing the cost over the remaining license period.

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

•                  Accrued taxes other than income taxes — At June 30, 2006, other accrued taxes included accrued property tax and use tax liabilities of approximately $2.5 million and $1.6 million, respectively, which were incurred by our predecessor company. Such liabilities are expected to be released as we reach settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability.   While we believe the amounts represent reasonable estimates of the amounts potentially owed, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts.  Payments of any amount due will reduce the recorded liability and cash accordingly.

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

•                  Early stage business — We are subject to all of the risks inherent in an early-stage business in the telecommunications industry. These risks include, but are not limited to: limited operating history; management of a changing business; reliance on other third parties; competitive nature of the industry; development and maintenance of efficient technologies to support the business; employee turnover; and, operating cash requirements. In 2005, we began generating revenue by providing mobile backhaul services in New York City.  From 2002 through June 2006, we have generated operating losses of $64 million and net losses of $67 million.  We expect to generate operating and net losses and negative cash flows for at least the next few years. We are currently focused on developing our business opportunities.  Failure to generate sufficient revenues could have a material adverse effect on our results of operations, financial condition and cash flows. The recoverability of our assets is highly dependent on our ability to execute on our business plan.

Cautionary Statement—This report includes “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, our anticipated merger with FiberTower, capital requirements and financing prospects. The Company cautions investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors at the end of the business section of the Company’s most recently filed Annual Report on Form 10-K and those items discussed herein under Item 1A.  Risk Factors.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 30, 2006, the Company had cash and cash equivalents, restricted cash and certificates of deposit of $61 million that were held in bank accounts with an average annual interest rate of 4.6%. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations. Our policy prohibits investing in instruments with maturities that exceed 365 days. The Company’s investment priorities are to minimize short-term risk and preserve capital. The Company has had no holdings of derivative financial or commodity instruments in the past and has no current plans to do so in the future. The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

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

PART II —  OTHER INFORMATION

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURTY HOLDERS

An action by written consent in lieu of a meeting of stockholders of the Company was entered into on May 14, 2006. Pursuant to such written consent, the stockholders of the Company approved the terms and conditions of the merger of the Company with FiberTower Corporation, and related transactions. The holders of 51.3% of the Company’s outstanding common stock voted in favor of the merger that was the subject of the written consent.

The Company held its annual meeting of stockholders (the “Annual Meeting”) on June 5, 2006.  Matters submitted to a vote of Company stockholders and voting results were as follows:

Stockholders elected Dean M. Johnson, John Muleta, Wharton B. Rivers, Jr., Richard L. Shorten, Jr., Neil Subin, Matthew J. Teplitz and R. Ted Weschler as directors of the Company.  Votes cast at the Annual Meeting with respect to this matter were as follows:

Nominee	Votes in favor of election	Votes to withhold authorization for election
Michael K. Gallagher	47,047,176	114,132
Dean M. Johnson	47,048,164	113,144
John Muleta	47,047,176	114,132
Wharton B. Rivers, Jr.	47,033,208	128,100
Richard L. Shorten, Jr.	47,047,214	114,094
Neil Subin	47,032,170	129,138
Matthew J. Teplitz	47,039,599	121,709
R. Ted Weschler	47,048,214	113,094

An action by written consent in lieu of a meeting of stockholders of the Company was entered into on June 26, 2006. Pursuant to such written consent, the stockholders of the Company voted to alter the compensation received by the members of the Board of Directors of the Company and to make available the issuance of restricted stock under the Company’s stock option plan. The holders of 50.3% of the Company’s outstanding common stock voted in favor of the changes in director compensation and the Company’s stock option plan that were the subject of the written consent.

ITEM 6.                    EXHIBITS

2.1	*	Agreement and Plan of Merger, dated May 14, 2006, among First Avenue Networks, Inc., FiberTower Corporation and Marlin Acquisition Corporation.
31.1		Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.
31.2		Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.
32.1		Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.
32.2		Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.
99.1	*	Form of First Avenue Holder’s Support Agreement, dated May 14, 2006.
99.2	*	Form of FiberTower Holder’s Support Agreement, dated May 14, 2006.

*  Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST AVENUE NETWORKS, INC.

August 9, 2006	By:	/s/ MICHAEL K. GALLAGHER
Date		Michael K. Gallagher President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ MICHAEL K. GALLAGHER	President, Chief Executive Officer and	August 9, 2006
Michael K. Gallagher	Director
(Principal Executive Officer)

/s/ THOMAS A. SCOTT	Chief Financial Officer	August 9, 2006
Thomas A. Scott	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title
2.1*	Agreement and Plan of Merger, dated May 14, 2006, among First Avenue Networks, Inc., FiberTower Corporation and Marlin Acquisition Corporation.

31.1	Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.

99.1*	Form of First Avenue Holder’s Support Agreement, dated May 14, 2006.

99.2*	Form of FiberTower Holder’s Support Agreement, dated May 14, 2006.

*  Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2006.