Form 10-Q
period 2006-11-09
FiberTower CORP
filed 2006-11-09
CIK 1010286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-21091

FIBERTOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

185 Berry Street
Suite 4800
San Francisco, CA
(Address of principal executive offices)

(415) 659-3500
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 144,558,743 shares of its common stock outstanding as of October 31, 2006.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share data)

	September 30, 2006	December 31, 2005
Current assets:
Cash and cash equivalents	$52,906	$112,936
Certificates of deposit	20,327	—
Restricted cash and cash equivalents	—	1,844
Accounts receivable, net	3,566	822
Prepaid expenses and other current assets	2,000	1,113
Total current assets	78,799	116,715
Long-term restricted cash and cash equivalents	2,181	1,636
Property and equipment, net	157,869	77,199
FCC licenses	342,000	—
Goodwill	143,531	—
Intangible and other long-term assets	5,678	299
Total assets	$730,058	$195,849
Current liabilities:
Accounts payable	$11,763	$18,927
Accrued compensation and related benefits	3,503	1,782
Deferred revenue, current portion	157	—
Accrued restructuring liabilities, current portion	744	—
Other accrued liabilities	7,693	1,484
Total current liabilities	23,860	22,193
Deferred revenue, less current portion	223	—
Accrued restructuring liabilities, less current portion	177	—
Accrued property and use taxes pertaining to a predecessor entity	4,123	—
Deferred rent	958	320
Asset retirement obligations	1,233	571
Long-term accounts payable	145	629
Total liabilities	30,719	23,713
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 225,000,000 shares authorized, 223,850,026 shares issued and outstanding at December 31, 2005	—	220,675
Stockholders’ equity (deficit):
Common stock, $0.001 par value at September 30, 2006 and $0.0001 at December 31, 2005; 400,000,000 and 325,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively, 144,558,743 and 5,370,798 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	145	2
Additional paid-in capital	775,273	682
Notes receivable from stockholders, including accrued interest of $79 at December 31, 2005	—	(4,079)
Deferred stock-based compensation	—	(22)
Accumulated deficit	(76,079)	(45,122)
Total stockholders’ equity (deficit)	699,339	(48,539)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$730,058	$195,849

See accompanying notes.

FIBERTOWER CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service revenues	$4,038	$1,678	$9,654	$3,922
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	10,060	4,897	25,029	12,256
Sales and marketing	1,724	841	4,203	2,614
General and administrative	5,239	1,153	9,449	3,004
Depreciation and amortization	2,085	814	4,403	2,146
Total operating expenses	19,108	7,705	43,084	20,020
Loss from operations	(15,070)	(6,027)	(33,430)	(16,098)
Other income (expense):
Interest income	658	1,152	2,628	1,376
Interest expense	(54)	(33)	(152)	(169)
Miscellaneous income (expense), net	(3)	(16)	(3)	(16)
Total other income, net	601	1,103	2,473	1,191

Net loss	$(14,469)	$(4,924)	$(30,957)	$(14,907)

Basic and diluted loss per share	$(0.27)	$(1.07)	$(1.45)	$(3.34)

Weighted average number of shares used in per share amounts:
Basic and diluted	52,753,653	4,585,241	21,329,861	4,465,331

See accompanying notes.

FIBERTOWER CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005

Operating activities:
Net loss	$(30,957)	$(14,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,403	2,146
Accretion of asset retirement obligations	76	54
Employee stock-based compensation	3,748	203
Loss on disposal of equipment	102	6
Net changes in operating assets and liabilities (excluding impact of business acquisition):
Restricted cash and cash equivalents	1,433	1,188
Accounts receivable	(2,244)	(315)
Prepaid expenses and other current assets	(524)	(526)
Deposits and other long-term assets	(206)	(141)
Accounts payable	(8,963)	3,389
Accrued compensation and benefits	764	334
Other accrued liabilities and deferred rent	6,376	2,133
Deferred revenues	22	—
Accrued interest on notes receivable from stockholders	79	(37)
Net cash used in operating activities	(25,891)	(6,473)

Investing activities:
Purchase of property and equipment	(75,312)	(26,445)
Cash and cash equivalents acquired in merger	36,957	—
Net cash used in investing activities	(38,355)	(26,445)

Financing activities:
Proceeds from issuance of convertible preferred stock, net	—	149,860
Proceeds from exercise of stock options	216	47
Repayment (issuance) of notes receivable from stockholders	4,000	(4,000)
Net cash provided by financing activities	4,216	145,907

Net increase (decrease) in cash and cash equivalents	(60,030)	112,989

Cash and cash equivalents, beginning of period	112,936	25,620

Cash and cash equivalents, end of period	$52,906	$138,609

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$69	$77
Supplemental Disclosure of Noncash Investing and Financing Activities:
Fair value of First Avenue Networks’ common stock at date of merger	$520,160	$—
Fair value of First Avenue Networks’ common stock options and warrants assumed at date of merger	$27,501	$—
Accrual of merger-related costs	$505	$—
Conversion of convertible preferred stock to common stock	$220,675	$—

See accompanying notes.

FIBERTOWER CORPORATION
Notes to Condensed Consolidated Financial Statements
(in thousands, except for share and per share data)
(Unaudited)

Note 1—The Company

Organization and operations — FiberTower Corporation (collectively with its subsidiaries, the “Company”) (NASDAQ:  FTWR) was incorporated in 1993 in the State of Delaware, and was formerly known as First Avenue Networks, Inc. (“First Avenue”) to build and operate a shared high-capacity backhaul network for wireless operators and service providers in the United States.

The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice and data traffic from a wireless carrier’s mobile base station (cell site) to its mobile switching station, where the traffic is then switched onto the fixed telecommunications network. We utilize our comprehensive wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. Our services allow wireless carriers to optimize their networks enabling significant improvements in their availability, reliability, scalability and cost, while providing a long-term solution for the increasing demand for backhaul capacity. We secured our first national agreement with a major wireless carrier in 2002, and launched our services into our first market in Dallas, Texas in April 2003. As of September 30, 2006, we had master service agreements with five of the seven largest U.S. wireless carriers. Through these and other customer agreements, we provide services to 974 billing sites in 12 markets throughout the United States.

Our spectrum portfolio includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in aggregate, approximately 1.5 billion channel pops, calculated as the number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels, representing one of the largest and most comprehensive collections of millimeter wave spectrum in the U.S. Our licenses extend over virtually the entire U.S., covering a population of over 284 million.

The Company is subject to a number of risks associated with its stage of development, including, but not limited to, dependence on key employees, dependence on key customers and suppliers, potential competition from larger, more established companies, the ability to develop and bring new services or products to market (including expansion of the Company’s network), the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support its growth.

The Company has incurred losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $76,079 and $45,122 as of September 30, 2006 and December 31, 2005, respectively. Through September 30, 2006, the Company has relied primarily on equity financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the near term.  Failure to generate sufficient revenue could  have a material adverse effect on the Company’s results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Subsequent Event — On October, 25, 2006, the Company agreed to sell $350 million of 9.00% Convertible Senior Secured Notes (“Notes”) to two nationally recognized investment banks (“Initial Purchasers”) in a private placement. Subsequently, the Initial Purchasers exercised their option to acquire up to $52.5 million of additional Notes. The Company will issue the Notes pursuant to an Indenture dated November 9, 2006. The Notes will be guaranteed by the Company and each of its subsidiaries and will be secured by substantially all of the Company’s assets (subject to a prior lien to secure a working capital facility of up to $50 million). The Notes will mature on November 15, 2012, at which time the Company will be required to redeem the Notes for 125.411% of their principal amount, and will bear interest at 9% per annum payable in arrears on May 15 and November 15 each year. The holders of the Notes may convert the Notes into common shares at an effective price of $8.29 per share. The conversion price per share may be reduced if certain conditions by the Company are not met. The Company’s obligation to issue shares upon conversion is capped at 28,767,197 shares unless shareholder approval is obtained for such issuance. The sale of the Notes, for approximate net proceeds of $390.4 million was completed on November 9, 2006.

Merger Transaction — On August 29, 2006, FiberTower Network Services Corp. (formerly known as “FiberTower Corporation” and referred to hereinafter as “Old FiberTower”)  and First Avenue completed a merger pursuant to a definitive merger agreement (the “Agreement”) executed on May 14, 2006. Under the terms of the Agreement, all of the outstanding shares of Old FiberTower’s Series A Convertible Preferred Stock (“Series A”) were converted to shares of Old FiberTower’s common stock immediately prior to the completion of the merger. Accordingly, First Avenue issued 73,885,330 shares of common stock in exchange for all of the issued and outstanding common shares of Old FiberTower. In addition, First Avenue issued options for 4,206,682 shares of its common stock in exchange for all of the outstanding stock options of Old FiberTower.

Following the completion of the merger, the stockholders and option holders of Old FiberTower own approximately 51%, on a fully diluted basis, of the outstanding shares of First Avenue. (The aforementioned 51% voting interest calculation includes only in-the-money options that are vested and exercisable.) In addition, under the terms of the Agreement, the Chief Executive Officer (“CEO”) of First Avenue has been designated the CEO of the combined company. The Company has designated five members and First Avenue has designated three members to the Board of Directors of the combined company. The CEO is also a director of the combined company. Each standing committee of the Board of Directors consists of one member designated by First Avenue and two members designated by the Company. First Avenue has been renamed “FiberTower Corporation” following the completion of the merger.

The merger of First Avenue and Old FiberTower has been accounted for as a reverse acquisition of First Avenue by Old FiberTower under the purchase method of accounting because Old FiberTower’s stockholders own a majority of the shares, on a fully diluted basis, of the combined company following the merger. In addition, Old FiberTower has designated the majority of the members of the board of directors and of each of the standing committees of the combined company.

In order to affect the merger described above, each share of Old FiberTower common stock was exchanged for .3040542 shares of the Company’s stock. Accordingly, the number of common shares and per share information included herein has been retroactively restated to give effect to the reverse merger. In addition, Old FiberTower’s historical stockholder’s equity has been retroactively restated in the accompanying condensed consolidated balance sheet as of September 30, 2006 to reflect the equivalent number of common shares issued in the merger and the difference in par value of Old FiberTower’s and First Avenue’s common stock through an adjustment to additional paid-in capital of $50.

The accompanying financial statements reflect the operating results of Old FiberTower on a historical basis and First Avenue’s operating results subsequent to the effective date of the merger (August 29, 2006).  See Note 3 for additional information.

Note 2—Summary of Significant Accounting Policies

Interim financial statements — Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission.  The accompanying interim condensed consolidated financial statements are unaudited.  In the opinion of the Company’s management, these financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the Company’s consolidated financial position and results of operations and cash flows for the interim periods presented. The unaudited condensed consolidated financial statements should be read in conjunction with Old FiberTower’s 2005 audited financial statements and notes thereto contained in the Company’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 9, 2006.

Segment reporting — The Company operates in one business segment.

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company’s critical accounting estimates include (i) useful life assignments and impairment evaluations associated with long-lived assets, including intangible assets, (ii) revenue recognition, (iii) establishment of accounts receivable allowances, (iv) asset retirement obligations, (v) deferred rent, (vi) accrued property and use taxes pertaining to a predecessor entity, (vii) valuation of old FiberTower’s common stock and stock-based awards, and (viii) establishment of valuation allowances associated with deferred tax assets.

Certificates of deposit — As of September 30, 2006, First Avenue had $20.3 million of certificates of deposit with maturities of six months or greater.  These investments are classified as held to maturity and carried at cost which approximates market.  Interest on the certificates of deposit is included in interest income as earned.

Revenue and expense recognition — The Company recognizes revenues relating to its shared high-capacity wireless backhaul service when (i) persuasive evidence of an arrangement exists, (ii) the services have been provided to the customer, (iii) the sales price is fixed or determinable and (iv) the collection of the sales price is reasonably assured. Revenues earned for which the customer has not been billed are recorded as “unbilled revenues.” However, there were no unbilled revenues as of December 31, 2005 and September 30, 2006. Amounts billed in advance of providing service are deferred and recorded as “deferred revenues.” There were $380 of deferred revenues at September 30, 2006 and no deferred revenues at December 31, 2005. Incremental direct costs of service activation are charged to expense as incurred. The Company purchases electricity and leases collocation site space from certain of its customers. The Company receives an identifiable benefit in exchange for the amounts paid to its customers and the Company can reasonably estimate the fair value of the purchased electricity and leased tower site space. Therefore, such amounts are charged to cost of service revenues as incurred, unless the amount paid exceeds the respective fair value, in which case the differential is recorded as a reduction of service revenues. Other consideration provided to customers, such as customer incentives, is recorded as a reduction of service revenues.

The Company may encounter billing disputes with certain customers in the ordinary course of business in the telecommunications industry. Management believes the impact of such disputes on the Company’s accounts receivable and revenues is reasonably estimable based on historical experience. Accordingly, the Company will maintain an allowance, through charges to revenues, based on management’s best estimate of the ultimate resolution of customer disputes. The Company does not believe an allowance of this type is necessary as of December 31, 2005 or September 30, 2006.

The Company performs ongoing evaluations of its customers’ financial condition and generally does not require collateral or other credit enhancements. The Company will record an allowance for bad debts based on historical experience and management’s best estimate of future credit losses. The Company has provided an allowance for doubtful accounts of $2 as of September 30, 2006 (none at December 31, 2005).

Concentrations of credit risk, significant customers and key suppliers - Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, restricted cash and cash equivalents and accounts receivable. Cash, cash equivalents and restricted cash and cash equivalents consist principally of money market mutual funds held by one domestic financial institution with a high credit standing.

For the three and nine months ended September 30, 2006 and 2005, two customers accounted for a significant portion of the Company’s revenues, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Cingular Wireless	76%	88%	77%	89%
Sprint PCS	13%	9%	13%	9%

Accounts receivable from these two customers comprised the following percentages of the Company’s gross accounts receivable balances at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Cingular Wireless	79%	87%
Sprint PCS	12%	10%

The Company is dependent on a limited number of suppliers for certain equipment used to provide its services. The Company has generally been able to obtain an adequate supply of such equipment. However, an extended interruption in the supply of equipment currently obtained from its suppliers could adversely affect the Company’s business and results of operations.

Property and Equipment — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

The Company capitalizes costs incurred in bringing its network equipment to an operational state. Costs directly associated with the acquisition, construction and installation of network equipment are capitalized as a cost of that equipment. Indirect costs that relate to several sites are capitalized and allocated to the respective network equipment to which the costs relate. Other indirect costs are charged to expense as incurred. As of December 31, 2005 and September 30, 2006, network equipment included capitalized internal labor costs of $5,970, and $10,560, respectively.

Intangible assets — The Company accounts for its intangible assets, which consist of FCC licenses, goodwill and customer relationships, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which requires that goodwill and intangible assets with indefinite lives not be amortized, but be tested annually for impairment or more frequently if indicators of impairment arise.  Intangible assets that have finite lives, which consists of customer relationships, are amortized using the straight-line method over their estimated useful lives of ten (10) years.

The Company, as described more fully below, evaluates its intangible assets with indefinite lives for impairment annually, and, between annual evaluations if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets.

FCC licenses — Recoverability of the carrying value of FCC licenses is dependent on numerous factors, including successful deployment of networks and radio links or sales of such assets to a third party. The Company considers the FCC licenses to have an indefinite useful life under the provisions of SFAS 142. The Company performs an impairment test on these assets on an annual basis or more frequently if events and circumstances indicate the assets might be impaired. The impairment test compares the estimated fair value of the FCC licenses with the carrying value of the assets. If the estimated fair value is less than the carrying value, an impairment loss would be recorded.

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

To evaluate whether an impairment in valuation has occurred, the Company considers a number of factors, including (i) the change in its public equity value; (ii) the change in the public equity value of companies providing similar services or holding similar FCC licenses; (iii) private purchases of similar licenses; and (iv) the results of FCC spectrum auctions for similar spectrum.  Recoverability of the carrying value of the Company’s FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party.  At September 30, 2006 Old FiberTower’s FCC licenses have a carrying value of $342 million.

Other finite-lived intangibles assets — Recoverability of the carrying value of the Customer relationship intangible asset is dependent on numerous factors including continued generation of revenues from First Avenue’s customers. The Company will periodically evaluate whether the value has been impaired. All of the customer relationship intangible is related to Old FiberTower’s merger with First Avenue.

Goodwill — Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting entity to its carrying value.  The Company estimates fair value using a combination of the market price of the Company’s common equity and discounted cash flows.  If the carrying value is less than fair value, the Company would complete step two in the impairment review process which measures the amount of goodwill impairment.  Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data.  All of the goodwill is related to the merger of First Avenue and Old FiberTower.

Accounting for stock-based compensation — Prior to January 1, 2006, the Company accounted for stock-based compensation paid to employees under the recognition and measurement provisions set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and provided the pro forma disclosures prescribed by SFAS No. 123 — Accounting for Stock Based Compensation. Under the intrinsic-value method set forth in APB 25, no compensation cost was required to be recognized for awards that had an exercise price equal to, or greater than, the market value of the underlying stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement No. 123 (revised 2004) of the Financial Accounting Standards Board (“FASB”), Share-Based Payment (“SFAS No. 123(R)”) SFAS No. 123(R) requires the fair value of all share-based payments to employees, including grants of employee stock options, to be recognized as expense over the employees’ requisite service period.

The Company adopted SFAS No. 123(R) on a prospective basis effective January 1, 2006. Under the prospective method, the Company continues to account for previously outstanding stock options at the date of adoption of SFAS No. 123(R) under APB 25. The application of SFAS No. 123(R) increased the Company’s net loss for the three and nine months ended September 30, 2006 by $674 ($0.01 per share) and $ 1,186 ($0.06 per share), respectively.

The Company determines the fair value of each stock option at the grant date using the Black-Scholes-Merton option valuation model. Generally, the Company’s stock options vest ratably over a four-year period from date of grant and have contractual terms ranging from 5 to 10 years. Expected volatilities are calculated based on the historical volatilities of similar public companies in the telecommunications industry. The expected term of options granted is based on an average of the vesting term and the contractual life of the option, which represents management’s estimate of the period that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company determines the fair value of each restricted common stock award based on the fair value of the Company’s common stock at the date of grant.

The Company uses the straight-line method for share-based payment expense recognition, and estimates forfeitures and only recognizes share-based payment expense for those awards expected to vest. The Company’s estimated forfeiture rate is based on its historical forfeiture experience and the historical forfeiture rates of similar public companies in the telecommunications industry.

The Company accounted for stock options granted to nonemployees prior to 2006 using the fair-value method set forth in SFAS No. 123. Effective January 1, 2006, the Company accounts for share-based payments to nonemployees based on the guidance in Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees.”

Accrued property and use taxes pertaining to a predecessor entity — Accrued property and use tax liabilities of approximately $4.1 million were incurred by a predecessor company. Such liabilities are expected to be released as we reach settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability. While we believe the amounts represent reasonable estimates of the amounts potentially owed, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts. These liabilities could also change as we gather more information in conjunction with our purchase price allocation process (see Note 3). Payments of any amount due will reduce the recorded liability and cash accordingly.

Income taxes — The Company uses the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Loss per share — Basic net loss per share for the three and nine months ended September 30, 2006 is calculated by dividing net loss by the weighted average number of Old FiberTower’s common and preferred shares outstanding (which have been retroactively restated by multiplying Old FiberTower’s historical weighted average common and preferred shares outstanding by the merger exchange ratio), plus the weighted average shares of First Avenue’s common stock which represents approximately 49% of the outstanding common shares of the combined company, less shares subject to repurchase, and excludes any dilutive effects of stock options and warrants. Basic net loss per share for the three and nine months ended September 30, 2005 is calculated by dividing net loss by the weighted average number of Old FiberTower’s common shares outstanding during the period (which have been retroactively restated by multiplying Old FiberTower’s historical weighted average common shares outstanding by the merger exchange ratio), less shares subject to repurchase, and excludes any dilutive effects of convertible preferred stock, stock options and warrants. Diluted net loss per share was the same as basic net loss per share in all periods presented because the Company had net losses in each of these periods.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator for basic and diluted net loss per share:
Net loss for period	$(14,469)	$(4,924)	$(30,957)	$(14,907)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	53,928,192	5,335,110	21,817,236	5,460,883
Weighted average common shares outstanding subject to repurchase	(1,174,539)	(749,869)	(487,375)	(995,552)

Denominator for basic and diluted net loss per share	52,753,653	4,585,241	21,329,861	4,465,331

As of September 30, 2006, the Company had options outstanding to purchase 11.1 million shares, of which 5.5 million shares were exerciserable. In addition, at September 30, 2006, there are a total of 3.6 million unvested restricted shares and share grants.

There are also warrants to acquire 2.9 million common shares. These potentially issuable shares would further dilute investors when the options and warrants are exercised and the restricted share grants vest.

Note 3—Merger with First Avenue

As stated in Note 1, Old FiberTower and First Avenue completed their merger on August 29, 2006. The merger of Old FiberTower and First Avenue has been accounted for as a reverse acquisition of First Avenue by the Company under the purchase method of accounting.

The total purchase price for this merger was $550.1 million consisting of 67.2 million shares of  First Avenue common stock with a fair value of approximately $520,160, fully vested warrants for the purchase of 2.9 million shares of First Avenue’s common stock with a fair value of approximately $19,969, fully vested options for the purchase of 3,402,669 shares of First Avenue’s common stock with a fair value of approximately $7,532, a merger-related restructuring liability of $447 and $2,000 in direct transaction costs, consisting of legal and other professional services fees. The fair value of First Avenues’ common shares outstanding as of August 29, 2006 is based on the closing price of First Avenue’s common stock on August 29, 2006.

The total purchase consideration is as follows (in thousands):

	Shares Issued	Estimated Fair Value
Shares of First Avenue common stock	67,204	$520,160
First Avenue stock options and warrants	6,282	27,501
Estimated acquisition costs incurred by FiberTower		2,000
Merger-related restructuring liability		447
Total purchase price		$550,108

The First Avenue warrants outstanding on August 29, 2006 were valued using the Black-Scholes-Merton option pricing model. The assumptions used in calculating the fair value of such warrants were as follows:

Contractual life of warrants	2.4 – 8.3 years
Expected volatility	106.8%
Risk-free interest rate	4.72 – 4.75%
Expected dividend yield	0.00%

The First Avenue stock options outstanding on August 29, 2006 were also valued using the Black-Scholes-Merton option pricing model. The assumptions used in calculating the fair value of such options were as follows:

Expected life of options	1.00 year
Expected volatility	68.1%
Risk-free interest rate	4.85%
Expected dividend yield	0.00%

The fair value of unvested First Avenue options, which was determined using the Black-Scholes option pricing model with the above assumptions, totaled $2.5 million, and was deducted from the purchase consideration and will be recognized as compensation expense over the vesting period. Unvested restricted stock with a fair value of $3.5 million will also be recognized as compensation expense over the vesting period.

The preliminary purchase price allocation was as follows:

Amount
Cash and cash equivalents	$38,650
Certificates of deposit	20,327
Property and equipment	9,178
FCC licenses	342,000
Goodwill	143,531
Customer relationship intangible	3,000
Other assets and liabilities, net	(6,578)
Total	$550,108

As part of the merger between Old FiberTower and First Avenue, First Avenue incurred severance and relocation expenses of $447.  These activities were part of a merger-related plan contemplated prior to closing, and have been incorporated in to the purchase price pursuant to the guidance in EITF 95-3.

The purchase consideration was preliminarily allocated to the assets acquired and liabilities assumed based on management’s preliminary analysis and estimates of their fair values, which was based partially on a draft valuation prepared by a third party with respect to certain of First Avenue’s tangible and intangible assets. A final allocation is dependent upon the completion of such valuation and other studies. The preliminary estimates of the fair values of the assets acquired and liabilities assumed reflected herein is subject to change based on completion of the valuation of the assets acquired and liabilities assumed as of the closing date.

The valuation of the customer relationships was based on a discounted cash flow analysis. The customer relationship intangible asset is being amortized on a straight-line basis over 10 years. Amortization of the customer relationship intangible asset totaled $25 in the three and nine months ended September 30, 2006. There was no amortization in the three and nine months ended September 30, 2005.

Goodwill will not be deductible for income tax purposes.

Old FiberTower merged with First Avenue in order to gain access to First Avenue’s FCC area-wide licenses.  These licenses allow the Company to access lower cost technologies, such as point-to-multipoint, that will allow the Company to more effectively serve its customer base.  We believe that the First Avenue assets combined with Old FiberTower’s existing network will enable us to (i) increase customer penetration among the top wireless companies, (ii) lower operational risk associated with building networks, (iii) effectively deploy capital, and (iv) gain improved access to capital.

Pro Forma Financial Information — The following pro forma consolidated results of operations assume that the merger was completed as of the beginning of the periods presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$4,336	$2,011	$10,834	$4,851
Loss from operations	($29,537)	($10,922)	($58,539)	($25,285)
Net loss	($28,514)	($9,312)	($54,236)	($22,904)
Basic and diluted loss per share	($0.20)	($0.07)	($0.38)	($0.20)

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the merger occurred at the beginning of each period presented.

Note 4—Property and Equipment

Components of property and equipment were as follows (in thousands):

	September 30, 2006	December 31, 2005
Network equipment	$71,164	$31,075
Internal-use computer software	1,403	1,175
Office equipment and other	4,309	2,241
Total property and equipment in-service	76,876	34,491
Less: accumulated depreciation	9,663	4,968
Property and equipment in-service, net	67,213	29,523
Add: construction-in-progress	90,656	47,676
Property and equipment, net	$157,869	$77,199

Depreciation expense for the three and nine months ended September 30, 2006 was $2,085 and $4,403, respectively, and for three and nine months ended September 30, 2005 was $814 and $2,146, respectively.  Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

Note 5—Stockholders’ Equity

Founders’ Shares and Notes Receivable from Stockholders — During July 2005, Old FiberTower accepted notes receivable aggregating $4,000 from the founders in exchange for cash. Such notes were collateralized by all shares then owned by the founders. The notes bore interest at a fixed rate of 4.164%. The notes receivable from stockholders, plus accrued interest, were fully repaid prior to the completion of the merger First Avenue and Old FiberTower.

FiberTower Stock Plan — In May 2001, the Company adopted a stock option plan (the “Stock Plan”) pursuant to which the Board of Directors may grant options to purchase common stock, or issue shares of common stock, to employees, officers, directors, advisors or consultants of the Company. Incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) were granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. All options issued have a ten-year term, become fully exercisable upon vesting, and generally vest over one to four years. As a result of the merger discussed in Note 1, all outstanding options under this plan were legally assumed by First Avenue and this plan was discontinued effective August 29, 2006. All existing outstanding options continued under the same terms of the original grant agreements (including the ten year contractual life) (as adjusted for the number of shares and per share price reflected in the exchange ratio for the merger).

First Avenue Stock Option Plan — Under the terms of the First Avenue Stock Option Plan, outstanding options for 3,402,669 shares granted prior to August 29, 2006, became fully vested upon the closing of the merger with FiberTower. In addition, on August 29, 2006, First Avenue granted options to certain employees to purchase 846,667 shares at an exercise price of $7.74 per share which was the closing price of the Company’s stock at the date of grant. Such shares vest over a four year period. As a result, under the accounting treatment for the merger discussed above, FiberTower, as the acquirer, assumed options for 4,249,336 shares that had been granted by First Avenue.

In May 2006, First Avenue revised its Stock Option Plan as follows: (1) provided for the issuance of restricted shares as well as ISOs and NSOs; (2) increased the number of options and restricted shares reserved for issuance under the plan from 7.6 million shares to 23,314,588 shares; and (3) provided for annual awards of restricted shares with an aggregate value of $85,000 to each nonemployee director. Further, upon completion of the merger, the Plan was further amended to allow for an annual increase in the aggregate authorized shares to 1.5% of the then outstanding common shares. In addition, all options granted under this plan have a contractual term of five years.

A summary of the stock option activity in the Stock Plan is as follows

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Balance at December 31, 2005	3,516,146	$0.72
Granted	3,814,253	$6.84
Forfeited	(191,107)	$1.34
Exercised	(310,923)	$0.70		$2,019
Options assumed in merger with First Avenue	4,249,336	$7.03
Balance at September 30, 2006	11,077,705	$5.24	5.6	$46,675
Exercisable at September 30, 2006	5,483,563	$4.67	4.9	$26,207

The fair value of the options granted during the nine months ended September 30, 2006 was determined using a Black-Scholes-Merton option pricing model and the assumptions set forth below:

Expected life of options	4.00 – 6.25 years
Expected volatility	70%
Risk-free interest rate	4.77% – 5.03%
Expected dividend yield	0.00%

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2006 was $4.09 per share.

The Company recorded share-based payment expense of $674 and $1,186 for the three and nine months ended September 30, 2006, respectively, relating to employee stock option grants.  In addition, the Company capitalized share-based payment expenses of $57 for the three and nine months ended September 30, 2006.

As of September 30, 2006, there was $12,050 of unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

The aggregate fair value of options that have been accounted for under FASB 123 (R) and that vested in the three month and nine-month periods ended September 30, 2006 was $101 and $569, respectively

In connection with the merger with First Avenue, Old FiberTower agreed to provide certain severance benefits, including cash compensation and the acceleration of vesting of 50% of the then outstanding stock options, to any of its officers who are actually or constructively terminated within 12 months of the merger.

Certain of the Company’s key employees have executed agreements that provide for, upon (i) a change in control of the Company or (ii) termination of employment, the acceleration of vesting of stock options granted to such employees.

Common Stock Share Grants — On May 12, 2006, in connection with the Merger Agreement, the Company agreed to grant two employees (one of whom is an executive officer) and a director a total of 142,269 share grants of common stock. On June 22, 2006, the board of directors modified the employees’ award of 94,486 share grants to vest on the earlier of the following after the consummation of the merger with First Avenue: (i) the seventh day after earnings are released for the third quarter of 2006; (ii) the date of termination of such employee’s employment other than for cause; and (iii) such employee’s death.   On June 22, 2006, the director’s award of 47,423 share grants was modified to vest on the earlier of the following after the consummation of the merger: (i) the seventh day after earnings are released for the fourth quarter of 2006; (ii) the date of termination of such director’s services to the Company other than for cause; and (iii) the director’s death.

On June 22, 2006, the Company’s board of directors granted an executive officer of the Company 47,423 share grants. This award will vest on the earlier of the following after the consummation of the merger with First Avenue: (i) the seventh day after earnings are released for the third quarter of 2006; or (ii) such person’s death.

The aggregate fair value of these  common stock share grants was based on the as-converted number of First Avenue’s common shares and the closing price of First Avenue’s common shares at the grant dates and is being recognized on a straight-line basis over the period from the grant dates through the estimated date of complete vesting.

The Company recorded share-based payment expense of $1,146 and $1,751 for the three and nine months ended September 30, 2006, respectively, in connection with the common stock share grants.

A summary of the common stock share grants activity for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted-Average Grant- Date Fair Value Per Share

Balance at December 31, 2005	—	$—
Granted	189,692	$11.16
Cancelled	—	$—
Balance at September 30, 2006	189,692	$11.16
Vested at September 30, 2006	—	$—

As of September 30, 2006, there was approximately $366 of unrecognized compensation cost related to common stock share grants. This compensation cost is expected to be recognized over a weighted-average period of approximately 2 months. The aggregate intrinsic value of the common stock share grants outstanding at September 30, 2006 was $1.8 million.

In the third quarter, the Company began issuing restricted stock to its employees and directors. Generally, the units granted to employees vest over a four-year period from grant date. Restricted shares issued to certain directors vest immediately while shares issued to the Chairman vest over two years. Prior to vesting, the restricted stock have voting rights and are entitled to dividends. Such shares are considered outstanding on the balance sheet but are included in the earnings (loss) per share computations only to the extent vested. Shares to be issued will be net of the statutory withholding requirements that are paid by the Company on behalf of the employees. As a result, the actual shares to be issued will be less than the restricted shares actually granted.

On August 29, 2006, awards for 2,731,128 restricted shares were granted by Old FiberTower to certain employees and directors.

The Company recorded share-based payment expense of $781 and $781 for the three and nine months ended September 30, 2006, respectively, in connection with restricted stock grants.  In addition, the Company also capitalized $16 in share-based payments for the three and nine months ended September 30, 2006.

A summary of the restricted stock activity for the nine months ended September 30, 2006 is as follows:

	Number of Shares	Weighted-Average Grant- Date Fair Value Per Share

Balance at December 31, 2005	—	$—
Granted	2,731,128	$7.74
Restricted shares assumed in merger with First Avenue	689,600	$7.74
Cancelled	—	$—
Balance at September 30, 2006	3,420,728	$7.74
Vested at September 30, 2006	43,928	$7.74

As of September 30, 2006, there was approximately $17,487 of unrecognized compensation cost related to the restricted stock. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.7 years. The aggregate intrinsic value of the restricted stock outstanding at September 30, 2006 was $32.3 million.

Employee and nonemployee stock-based compensation expense was recorded in the statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Cost of service revenues	$240	$50	$622	$50
Sales and marketing	196	98	230	98
General and administrative	2,164	55	2,896	55
Total	$2,600	203	$3,748	$203

Note 7—Related Party Transactions

During the nine months ended September 30, 2006 and 2005, the Company leased collocation space from certain stockholders that (i) own greater than 10% of the Company’s outstanding equity securities and/or (ii) have representatives who serve on the Company’s Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such years. The aggregate operating expenses included in the accompanying statements of operations for the nine months ended September 30, 2006 and 2005, respectively, pertaining to these lease and service arrangements were approximately $1,407, and $265, respectively.

Representatives from three entities holding approximately 36.9% of the fully diluted common stock serve on the Company’s Board of Directors.  A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 15.5% of the Company’s fully diluted common stock.

The executive chairman of our board of directors, serves as a director of Tessco Technologies Incorporated.  Tessco supplies us with various materials which we use in our business operations.  During the first nine months of 2006, we have paid Tessco approximately $0.5 million with an additional $0.1 million in unpaid and uninvoiced balances.

Note 8—Commitments, Contingencies and Risks

Regulatory Matters — The Company is subject to certain claims and assessments and makes routine filings with the FCC. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

In early 2004, First Avenue was contacted telephonically by the FCC regarding 15 spectrum leases allegedly effectuated prior to the effective date of the spectrum leasing rules adopted pursuant to the FCC’s First Report and Order in the Secondary Market Initiative (FCC-03-113).  In October 2005, First Avenue entered into a Consent Decree with the FCC whereby First Avenue agreed to make a voluntary contribution of $20,000 to the United States Treasury and to adopt and implement a plan to ensure future compliance with FCC-03-113.  First Avenue further agreed to keep this compliance plan in effect for six years.  In exchange, the FCC concluded its investigation.

Guarantees and Other Contingencies — From time to time, the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship; (iii) contracts under which the Company may be required to indemnify customers against third-party claims that a Company product or service infringes a patent, copyright or other intellectual property right; and (iv) procurement or license agreements under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the Company’s balance sheets.

The Company is subject to certain legal proceedings and claims in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s financial position or results of operations.

As of December 31, 2005 and September 30, 2006, the Company had disputes with certain vendors concerning the amounts owed to them for purchases of equipment. The Company believes that such disputes will be resolved in the near term without a material effect on the Company’s financial statements. One of the disputes was resolved during the second quarter of 2006 and did not have a material effect on the Company’s financial statements.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with the section below titled “Cautionary Statement,” our Condensed Consolidated Financial Statements and related Notes, and other financial information appearing in our Current Report on Form 8-K/A filed with the Securities and Exchange Commission on November 8, 2006.

Executive Overview

The Company provides backhaul services to wireless carriers. We began generating revenue in 2003 by providing our services in Dallas, Texas. We have commercial relationships with 5 of the leading wireless carriers in the United States. As of September 30, 2006, we had approximately 227 employees.  We market our services solely in the United States through our direct sales force.

We use a variety of metrics to assess the growth and evaluate the performance of our operations. In addition to traditional financial evaluations, including performance against budget, we also consider non financial measurements, the most important of which are the number of sites constructed, the number of sites sold, number of sites billing and total T-1’s billing.  A T-1 is an increment of bandwidth that the Company sells of approximately 1.54 megabits per second.  As of September 30, 2006, we had 1,768 sites deployed, 1,461 sites sold or billing and 974 sites billing in 12 markets within the United States. The number of sites constructed represents sites from which we could deliver our services in a particular market.  The number of sites sold or billing represents the number of constructed sites from which we currently provide at least one live T-1 to a customer or have sold at least one T-1 to a customer.  The number of sites billing represents the number of constructed sites from which we currently provide at least one live T-1 to a customer. As of September 30, 2006, we had 5,156 live T-1’s on our network.

We consider these to be key metrics because the number of sites constructed is a key factor in determining the amount of additional capital expenditures required to grow the network and the number of field personnel required to support our operations. Sites billing and the number of T-1s per sites billing is an indication of the productivity of the network.

As we expand into new markets, we incur significant up front costs for predevelopment site evaluation, site leases, cost of new capital equipment and construction costs. These expenses are incurred well in advance of receiving revenues from customers. Accordingly, in most cases, we will incur substantial upfront costs in constructing sites, without any assurance of significant future revenues from those sites.

Prior to 2005, our strategy was to construct networks only where a site had committed customer orders prior to any network design or deployment activities. Beginning in 2005, in order to shorten the time a customer had to wait between commitment and initial service delivery, we implemented a new strategy to deploy networks where not all sites had committed customer orders at the start of deployment. We intend to have an inventory of sites where many T-1’s are available following completion of a deployment project, including some sites where no T-1’s are being used to deliver services.

As of September 30, 2006, we had deployed 1,768 sites, of which 974 had billing customers. A constructed site may not yet be billing for various reasons including:

•                  We have sold service at that site, but have not yet commenced providing service to the customer; or

•                  We have not yet sold any service at that site, but the site is located in a market in which wireless carriers who are our customers operate but with whom we may not have yet secured a commitment for this specific market.

Sites where we have sold service but not yet commenced providing service may be subject to factors including:

•                  The customer is not yet able to take delivery of the T-1;

•                  Other elements of the network between the site and the drop-off location are not yet constructed, so service cannot yet be delivered; or

•                  During certain periods in certain markets, we may complete construction of sites at a faster rate than the services associated with those sites can be provisioned to the customer, resulting in a temporary increase in the number of sites not yet billing.

Our business plan depends on the fact that most, if not all, sites will generate revenue at some future date sufficient to fully recover our investment in property and equipment. If we are unable to generate sufficient revenues from these sites in the future, our business, financial condition and results of operations would be adversely affected. We have recognized relatively limited amounts of revenues to date, have generated operating and net losses and negative cash flows and expect to generate operating and net losses and negative cash flows for the foreseeable future. (See “Liquidity and Capital Resources” below).

Service Revenues

The Company generates revenue by charging a monthly recurring charge per circuit (a circuit is one T-1 line). The durations of our customer contracts are generally three or five years.

The Company has derived more than 90% of its historic revenues from two customers, Cingular Wireless and Sprint PCS as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cingular Wireless	76%	88%	77%	89%
Sprint PCS	13%	9%	13%	9%

Accounts receivable from these two customers comprised the following percentages of the Company’s total accounts receivable balances at December 31, 2005 and September 30, 2006:

	As of December 31, 2005	As of September 30, 2006
Cingular Wireless	87%	79%
Sprint PCS	10%	12%

Cost of Service Revenues and Operating Expenses

Cost of service revenues are comprised primarily of engineering and maintenance personnel, site lease payments made to landlords for space leased at our sites, payments made to fiber service providers for leased fiber and costs associated with unsuccessful site acquisition. The Company expects cost of service revenues to increase significantly in future periods as it executes its business plan to grow its network operations into other geographic locations.

Sales and marketing expenses are comprised primarily of compensation and related benefits and travel expenses. The Company expects sales and marketing expenses to increase in future periods as a result of expanding its operations and the adoption of FAS 123R.

General and administrative expenses primarily consist of compensation and related benefits and travel expenses, professional fees and insurance. The Company expects general and administrative expenses to increase in future periods as a result of expanding operations and the adoption of FAS 123R.

Challenges Facing FiberTower’s Business

In addition to the risks described in the section entitled “Risk Factors,” there are various challenges facing the Company’s business including deploying in a predictable manner, scaling its business and managing growth, acquiring new customers on existing sites, the concentrated nature of our customers and the emerging nature of our market.

Deploying in a predictable manner can be challenging given the numerous landlords the Company must deal with in order to lease space on sites, complying with the various zoning and permitting laws of different cities or districts, and managing the contractors involved with construction, program and project management. The Company has taken steps to reduce deployment unpredictability by engaging with large, well-established, turnkey vendors that are experienced in this area. Additionally, the Company concentrates on selecting sites owned by major tower operators with whom we already have agreements, which we believe helps minimize the risk of failing to negotiate a definitive lease for a site.

We are a rapidly growing company, and hiring qualified personnel and developing processes and systems rapidly are necessary in order to grow successfully. If we cannot hire qualified employees, manage our growth and develop these systems and processes successfully, our business would be adversely affected.

As described above, acquiring customers on existing sites in a timely fashion is important for appropriate return on the capital that the Company invests, particularly since we incur significant costs in preparing sites to become operational. In many cases, these costs are incurred well in advance of having committed revenue from a customer. Our business, financial condition and results of operations would be negatively affected if we do not obtain sufficient revenues from constructed sites.

We are a new entrant into a highly concentrated market with few potential customers in any particular market. Maintaining and growing our existing relationships with the leading wireless carriers and developing new relationships with other carriers are critical to our success.

We operate in an emerging market. Our future success depends on an increased demand for wireless services for voice and other mobile broadband services such as transmissions of photos or videos and internet communication.

As of September 30, 2006 we had cash and cash equivalents of $73 million. However, our business is capital intensive, and we will require additional funds prior to March 31, 2007, to fund capital expenditures, pay operating expenses or fund acquisitions or other business opportunities.

Results of Operations

Presented below are selected statement of operations data for the three and nine months ended September 30, 2006 and 2005 that have been derived from FiberTower’s unaudited financial statements which are presented elsewhere in this document. The unaudited interim financial statements include, in the opinion of FiberTower’s management, all adjustments, which include only normal recurring adjustments, that FiberTower’s management considers necessary for a fair presentation of the financial information set forth in those statements. You should read this information together with the financial statements and related notes that are included elsewhere in this document. FiberTower’s historical results are not necessarily indicative of the results that are expected in future periods.

Statement of Operations Data:
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service revenues	$4,038	$1,678	$9,654	$3,922
Cost of service revenue (excluding depreciation and amortization)	10,060	4,897	25,029	12,256
Sales and marketing	1,724	841	4,203	2,614
General and administrative	5,239	1,153	9,449	3,004
Depreciation and amortization	2,085	814	4,403	2,146
Interest income (net of interest expense)	601	1,103	2,473	1,191

The following table sets forth selected statement of operations data as a percentage of service revenues for FiberTower for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Service revenues	100%	100%	100%	100%
Cost of service revenue (excluding depreciation and amortization)	249%	292%	259%	312%
Sales and marketing	43%	50%	44%	67%
General and administrative	130%	69%	98%	77%
Depreciation and amortization	52%	49%	46%	55%
Interest income (net of interest expense)	15%	66%	26%	30%

Results of Operations

Nine months ended September 30, 2006 compared to nine months ended September 30, 2005

Service revenues for the nine months ended September 30, 2006 increased 146% to $9.7 million from $3.9 million for the nine months ended September 30, 2005.  This increase was primarily driven by the addition of 450 new billing sites and an 103% increase in billing T-1 lines to our network during the previous 12 months combined with adding new customers on existing sites.  Included in the revenues for the nine months ended September 30, 2006 was revenue in the amount of $0.6 million relating to nonrecurring penalties incurred by a customer for the early termination of certain circuits.

Cost of service revenues (excluding depreciation and amortization) increased 104% to $25.0 million for the nine months ended September 30, 2006, compared to $12.3 million for the nine months ended September 30, 2005, as a result of additional costs incurred to support the billing sites that were added to the network during the past year. Service revenues tend to lag cost of service revenues initially for new sites, especially in new markets, because there are certain upfront costs that are generally incurred for a period of time before a site generates revenue. These costs include predevelopment site evaluation expenses, lease payments that are incurred as a site is being constructed, payments to fiber service providers in order to ensure sufficient capacity is available to carry new traffic, as well as costs related to unsuccessful site acquisitions that are incurred during deployment. Due to the fact that most of our sites are relatively new, cost of service revenues (excluding depreciation and amortization) has exceeded service revenues.

Sales and marketing expenses increased 61% to $4.2 million for the nine months ended September 30, 2006, compared to $2.6 million for the nine months ended September 30, 2005 due to the expansion of marketing efforts to a limited number of customers.

General and administrative expenses increased 215% to $9.4 million for the nine months ended September 30, 2006, from $3.0 million for the nine months ended September 30, 2005. This increase is the result of increases in personnel costs due to an increase in headcount, stock-based compensation related to the adoption of SFAS 123(R) and professional fees to support the Company’s growth.

Depreciation and amortization expense increased 105% to $4.4 million for the nine months ended September 30, 2006 from $2.1 million for the nine months ended September 30, 2005. This increase was due to an increase of 702 network sites that became operational during the past 12 months.

Interest income net of interest expense totaled $2.5 million for the nine months ended September 30, 2006 as compared to $1.2 million for the nine months ended September 30, 2005. This increase was due to increased interest income resulting from cash proceeds from the $150 million Series A Preferred Stock financing that closed in July 2005.

Three months ended September 30, 2006 compared to three months ended September 30, 2005

Service revenues for the three months ended September 30, 2006 increased 141% to $4.0 million from $1.7 million for the three months ended September 30, 2005.  This increase was primarily driven by the addition of 450 new billing sites and an 103% increase in billing T-1 lines to our network during the previous 12 months combined with adding new customers on existing sites.   Included in the revenues for the three months ended September 30, 2006 was revenue in the amount of $0.6 million relating to nonrecurring penalties incurred by a customer for the early termination of certain circuits.

Cost of service revenues (excluding depreciation and amortization) increased 105% to $10.1 million for the three months ended September 30, 2006, compared to $4.9 million for the three months ended September 30, 2005, as a result of additional costs incurred to support the billing sites that were added to the network during the past year. Service revenues tend to lag cost of service revenues initially for new sites, especially in new markets, because there are certain upfront costs that are generally incurred for a period of time before a site generates revenue. These costs include predevelopment site evaluation expenses, lease payments that are incurred as a site is being constructed, payments to fiber service providers in order to ensure sufficient capacity is available to carry new traffic, as well as costs related to unsuccessful site acquisitions that are incurred during deployment. Due to the fact that most of our sites are relatively new, cost of service revenues (excluding depreciation and amortization) has exceeded service revenues.

Sales and marketing expenses increased 105% to $1.7 million for the three months ended September 30, 2006, compared to $.8 million for the three months ended September 30, 2005 due to the expansion of marketing efforts to a limited number of customers.

 General and administrative expenses increased 354% to $5.2 million for the three months ended September 30, 2006, from $1.2 million for the three months ended September 30, 2005. This increase is the result of increases in personnel costs due to an increase in headcount, stock-based compensation related to the adoption of SFAS 123(R) and professional fees to support the Company’s growth.

Depreciation and amortization expense increased 156% to $2.1 million for the three months ended September 30, 2006 from $.8 million for the three months ended September 30, 2005. This increase was due to an increase of 702 network sites that became operational during the past 12 months.

Interest income net of interest expense totaled $0.6 million for the three months ended September 30, 2006 as compared to $1.1 million for the three months ended September 30, 2005. This decrease was due to decreased interest income resulting from lower cash balances this quarter relative to the third quarter a year ago.

Liquidity and Capital Resources

Since inception, our activities have consisted principally of developing, deploying and operating our network. We have largely relied on the proceeds from sale of convertible preferred stock and, to a much lesser extent, exercises of stock options, as the primary sources of capital to fund this development. Through September 30, 2006, we have raised net proceeds of $220.7 million from sales of convertible preferred stock.  All of the outstanding preferred stock was converted into common stock in connection with the merger of First Avenue and Old FiberTower.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. With the Merger consummated, on a consolidated basis, we had cash and cash equivalents and certificates of deposit of approximately $73 million at September 30, 2006. We believe our cash and cash equivalents and certificates of deposit will be sufficient to fund our anticipated operations and network expansion through the first quarter of 2007.  In 2007, we have budgeted approximately $100 million in capital expenditures to grow our existing network footprint as well as expand into new markets.

We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements.  We will require significant cash expenditures related to capital construction costs and operating losses. We intend to obtain financing through the issuance of additional equity securities or debt, or both. There can be no assurance that this additional financing will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds, we may need to reduce our operations or delay our expansion.

On October, 25, 2006, we agreed to sell $350 million of 9.00% Convertible Senior Secured Notes (“Notes”) to two nationally recognized investment banks (“Initial Purchasers”) in a private placement. Subsequently, the Initial Purchasers exercised their option to acquire $52.5 million of additional Notes. We will issue the Notes pursuant to an Indenture dated November 9, 2006. The Notes will be guaranteed by the Company and each of its subsidiaries and will be secured by substantially all of the Company’s assets (subject to a prior lien to secure a working capital facility of up to $50 million). The Notes will mature on November 15, 2012 at which time we will be required to redeem the Notes at 125.411% of this principal amount, and will bear interest at 9% payable in arrears on May 15 and November 15 each year. The holders of the Notes may convert the Notes into common shares at an effective price of $8.29 per share. The conversion price per share may be reduced if certain conditions are not met by the Company. The Company’s obligation to issue shares upon conversion is capped at 28,767,197 shares unless shareholder approval is obtained for such issuance. The sale of the Notes, for net proceeds of $390.4 million, was completed on November 9, 2006.

Net cash used in operating activities increased by $19.4 million in the nine months ended September 30, 2006, from $6.5 million in the nine months ended September 30, 2005. This increase in net cash used in operating activities was primarily driven by an increase in our net loss to $31.0 million in the nine months ended September 30, 2006 (as compared to $14.9 million in the nine months ended September 30, 2005), coupled with changes in operating assets and liabilities.  This increase was due to higher costs of revenues, higher administrative expenses (primarily non-cash charges due to stock-based compensation expense), higher depreciation expense and a decrease in accounts payables and accrued liabilities.  Cash received from customers was $7.5 million in the nine months ended September 30, 2006, compared to $3.6 million in the nine months ended September 30, 2005. This increase in cash received from customers was due to an increase from 524 billing sites at September 30, 2005 to 974 billing sites in the network, as well as adding customers on existing sites.

Net cash used in investing activities increased by $11.9 million in the nine months ended September 30, 2006, to $38.4 million from $26.4 million in the nine months ended September 30, 2005.  This increase primarily consisted of the Company’s investment in network equipment and site construction costs as well as the back-office systems to support the network of $75 million, offset by cash and cash equivalents acquired in the merger of First Avenue and Old FiberTower of $37 million.

In the nine months ended September 30, 2006, the Company completed construction on 952 sites, as compared to 250 sites for the nine months ended September 30, 2005. The Company anticipates that it will use approximately $35 million of cash for investing activities during the last three months of 2006 to expand its network.

Net cash provided by financing activities during the nine months ended September 30, 2006 decreased by $141.7 million, as compared to the nine months ended September 30, 2005.  This decrease is due principally to the preferred stock financing during the nine months ended September 30, 2005 that generated net proceeds of $149.9 million.  All of the Company’s preferred stock was converted into common stock in connection with the Merger. In 2005, cash was used in financing activities relating to a loan of $4.0 million to four stockholders. These notes receivable from stockholders were repaid in August 2006 in connection with the Merger.

At September 30, 2006, the Company had restricted and unrestricted cash and cash equivalents and certificates of deposit totaling $75.4 million that were held in money market mutual funds and cash accounts.  We believe we have limited exposure to financial market risk including changes in interest rates.  We believe the fair value of the investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short term nature of the investment portfolio.

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

 A summary of our most critical accounting policies and significant estimates used in the preparation of our consolidated financial statements is as follows:

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires FiberTower’s management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. FiberTower’s critical accounting estimates include: (1) revenue and expense recognition, (2) establishment of accounts receivable allowances, (3) useful life assignments and impairment evaluations associated with long-lived assets, (4) asset retirement obligations, (5) deferred rent, (6) Accrued Property and use tax relating to a predecessor entity (7) valuation of Old FiberTower’s common stock and stock-based awards and (8) establishment of valuation allowances associated with deferred tax assets.

Revenue and Expense Recognition

FiberTower recognizes revenues relating to its services when: (1) persuasive evidence of an arrangement exists, (2) the services have been provided to the customer, (3) the sales price is fixed or determinable and (4) the collection of the sales price is reasonably assured. Revenues earned for which the customer has not been billed are recorded as unbilled revenues. However, there were no unbilled revenues as of September 30, 2006 or December 31, 2005. Amounts billed in advance of providing service are deferred and recorded as deferred revenues. There were no deferred revenues as of December 31, 2005, and $380 of deferred revenues as of September 30, 2006. Incremental direct costs of service activation are charged to expense as incurred. FiberTower purchases electricity and leases colocation site space from certain of its customers. FiberTower receives an identifiable benefit in exchange for the amounts paid to its customers and FiberTower can reasonably estimate the fair value of the purchased electricity and leased tower site space. Therefore, such amounts are charged to cost of service revenues as incurred, unless the amount paid exceeds the respective fair value, in which case the differential is recorded as a reduction of service revenues. Other consideration provided to customers, such as customer incentives, is recorded as a reduction of service revenues.

Accounts Receivable Allowances

FiberTower may encounter billing disputes with certain customers in the ordinary course of business in the telecommunications industry. FiberTower’s management believes the impact of such disputes on FiberTower’s accounts receivable and service revenues is reasonably estimable based on historical experience. Accordingly, FiberTower will maintain an allowance, through charges to service revenues, based on management’s best estimate of the ultimate resolution of customer disputes. FiberTower does not believe an allowance of this type was necessary as of September 30, 2006 or December 31, 2005.

FiberTower performs ongoing evaluations of its customers’ financial condition and generally does not require collateral or other credit enhancements. FiberTower will record an allowance for bad debts based on historical experience and management’s best estimate of future credit losses. FiberTower had an allowance of $2 at September 30, 2006 and none at December 31, 2005.

Useful Life Assignments and Impairment Evaluations of Property and Equipment

Property and equipment, which consists principally of network equipment and capitalized site development costs, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated economic lives ranging from three to ten years. Depreciation is commenced when the assets are placed in service. The economic lives are estimated at the time assets are placed in service and are based on experience and anticipated technological changes. In assessing the recoverability of FiberTower’s property and equipment, FiberTower must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized whenever (i) the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset and (ii) the fair value of the asset is less than its carrying value. When an impairment loss is identified, the carrying value of the asset is reduced to its fair value. If the anticipated cash flows relating to the network assets in individual markets should fall short of current expectations, an impairment loss, which could be significant, would be recorded.

Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. FiberTower capitalizes costs incurred in bringing its network equipment to an operational state. Costs directly associated with the acquisition, construction and installation of network equipment are capitalized as a cost of that equipment. Indirect costs, such as project management costs, that relate to several sites are capitalized and allocated to the respective network equipment to which the costs relate. Other indirect costs are charged to expense as incurred.

FiberTower accounts for software developed or obtained for internal use in accordance with Statement of Position, or SOP, 98 1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98 1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met.

FCC Licenses

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

•                  Maintenance expenditures required to obtain future cash flows are not significant; and

•                  We intend to use these assets for the foreseeable future.

Given the nature of our 39 GHz spectrum, significant judgment is required in making an assessment as to whether the recorded carrying value of these assets exceeds the estimated fair market value. At September 30, 2006, our FCC licenses had a carrying value of $342 million. As part of the purchase price allocation process following the merger of First Avenue with Old FiberTower, the Company hired a third party valuation firm to value its tangible and identifiable intangible assets.  The valuation firm utilized a combination of valuation methodologies to determine an initial preliminary valuation of the FCC licenses. These methodologies included an analysis of discounted cash flows, comparative FCC auction prices and sales of FCC licenses by private parties in the secondary market. These methodologies are inherently subjective and the valuation reflected above should be considered preliminary.  We will continue to evaluate the fair value of our FCC licenses for impairment as events or changes in circumstances indicate that the carrying value of these assets may not be fully recoverable.

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

Our licenses are integral to our business.  As a result, we believe that we must focus on protecting this valuable asset as our business plan evolves.  Under FCC rules, licenses are renewed based upon service provided as of the renewal date.  The FCC does not consider service provided during the ten year period for which the licenses are granted.  They evaluate whether “substantial service” is provided as of the renewal date.  We will continue to lease spectrum, utilizing this non-capital intensive method to put more of our FCC licenses to work.  We may also introduce new product offerings utilizing our spectrum.  Under our current business plan, we believe that we will meet the FCC’s “substantial service” requirement as of the various license renewal dates.  We will continue to periodically assess our progress toward meeting these requirements.  If at any time we determine that we will most likely not meet these requirements, we will modify the life of the particular FCC licenses and begin amortizing the cost over the remaining license period.

Goodwill

The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. Under the provisions of SFAS 142, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise.

We have one reporting unit for consideration in the application of the impairment requirements of SFAS 142.  When determining the fair value of this reporting unit, we consider a combination of the market price of our common equity and discounted cash flows.  In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows, discount rates and other factors to determine if an impairment has occurred.  If these estimates or their related assumptions change in the future, we may be required to record impairment charges.  Future declines in our goodwill value could result in an impairment charge to earnings, increasing our operating loss in future periods.   Our stock price could decline as a result of such a charge to earnings.

Asset Retirement Obligations

We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. We recognize liabilities for asset retirement obligations relating to the estimated costs of removing network equipment from its leased colocation sites, as stipulated in the related lease agreements. The asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of their fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long lived assets and depreciated on a straight-line basis over their estimated useful life of ten years. We calculate the net present value of the retirement obligation assuming a credit-adjusted, risk-free interest rate of 12%. We also assume the settlement date for removing the network equipment from its leased colocation sites to be ten years from the date the asset is placed into service, which is the expected term of the related leases. We monitor the estimates and assumptions used in determining our asset retirement obligations and adjust them accordingly if deemed necessary.

Deferred taxes

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

Accrued property and use taxes pertaining to a predecessor entity

At September 30, 2006, we have accrued property tax and use tax liabilities of approximately $4.1 million which were incurred by a predecessor company. Such liabilities are expected to be released as we reach settlement with the respective tax jurisdictions or at such time that a basis exists for the reversal of this liability.   While we believe the amounts represent reasonable estimates of the amounts potentially owed, the amounts ultimately paid to the respective jurisdictions could differ from the accrued amounts.  Payments of any amount due will reduce the recorded liability and cash accordingly.

Leases

We lease our office space and certain facilities under operating leases, and account for these leases in accordance with SFAS No. 13, “Accounting for Leases.” Most of our operating lease arrangements represent agreements made with landlords for space leased at FiberTower colocation sites. The term of these agreements is typically for five years and we have the unilateral ability and intent to extend the term of these site lease agreements such that the minimum lease periods equal or slightly exceed the estimated 10 year useful lives of the property and equipment located at such leased sites. We also do not believe there are any explicit or implicit “penalties,” as defined in SFAS No. 98, Accounting for Leases, for failure to renew any site leases at the end of the respective assumed lease terms of approximately 10 years that would extend the lease term past the assumed terms of approximately 10 years. For leases that contain scheduled rent escalation provisions, we record the total rent payable during the lease term on a straight-line basis over the lease term. We record the difference between rent paid and the straight-line rent as a deferred liability in our balance sheet.

Stock-Based Compensation

Until December 31, 2005, we accounted for stock-based awards to employees (including nonemployee directors) using the intrinsic-value method set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and as permitted by Statement of Financial Accounting Standards, or SFAS, No. 123, Accounting for Stock Based Compensation. Under the intrinsic-value method, when the exercise price of our employee stock options equals or exceeded the fair value of the underlying stock on the date of grant, no compensation expense was recognized.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123(R) supersedes APB No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. We have adopted SFAS No. 123(R) on a prospective basis effective January 1, 2006.

Under the prospective method, we will continue to account for outstanding stock options at the date of adoption of SFAS No. 123(R) in the same manner as they had been accounted for prior to adoption.

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation model and the assumptions shown in Note 5, “Stockholders’ Equity,” in the condensed consolidated financial statements. We estimate the expected term of options granted based on the guidance in SEC Staff Accounting Bulletin No. 107. Expected volatilities were calculated based on the historical volatilities of similar public companies in the telecommunications industry. We base the risk-free rate for periods within the contractual life of the option on the U.S. Treasury yield curve in effect at the time of the grant. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use the straight-line method for share-based payment expense recognition, and estimate forfeitures and only recognize share-based payment expense for those awards expected to vest. Our estimated forfeiture rate is based on our historical forfeiture experience and the historical forfeiture rates of similar public companies in the telecommunications industry. We may elect to use different assumptions under the Black-Scholes-Merton option valuation model in the future if our experience indicates that a different measure is preferable, which could materially affect our net loss and net loss per share.

Income Taxes

We use the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Under Section 382 of the Code, following an “ownership change,” special limitations (“Section 382 Limitations”) apply to the use by a corporation of its net operating loss, or NOL, carryforwards arising before the ownership change and various other carryforwards of tax attributes (referred to collectively as the “Applicable Tax Attributes”). First Avenue had NOL carryforwards of approximately $1.3 billion at December 31, 2005. These NOL carryforwards will expire through 2025 if not utilized and are subject to review and possible adjustment by the IRS. First Avenue may have experienced ownership changes prior to the merger, subjecting Applicable Tax Attributes to one or more Section 382 Limitations. Old FiberTower had NOL carryforwards of approximately $44.5 million at December 31, 2005. These NOL carryforwards will expire from 2021 through 2025 if not utilized and are subject to review and possible adjustment by the IRS. Old FiberTower may have experienced ownership changes prior to the merger, subjecting Applicable Tax Attributes to one or more Section 382 Limitations.

As a result of the Merger, First Avenue or Old FiberTower, or both, may have experienced an ownership change, in addition to any ownership changes experienced prior to the Merger, and if so, a Section 382 Limitation will apply to the Applicable Tax Attributes of First Avenue and/or Old FiberTower, as the case may be, together with any Section 382 Limitations from prior ownership changes. Since we do not currently generate taxable income and therefore cannot currently make use of our net operating losses, we have not yet performed the analysis to determine whether any such changes of control have occurred, but we believe it is likely that they have, and that our use of net operating loss carryforwards in the future will be limited.

Cautionary Statement—This report includes “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. The Company cautions investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors in Item 1A of Part II of this report on Form 10-Q.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 At September 30, 2006, the Company had cash and cash equivalents, restricted cash and certificates of deposit of $75.4 million that were held in bank accounts with an average annual interest rate of 5.0%. The Company’s investment policy provides that funds in excess of current operating needs may be invested in cash equivalents, marketable securities issued by the U.S. Government, its agencies and commercial paper of domestic corporations.   The Company’s investment priorities are to minimize short-term risk and preserve capital.  The Company has had no holding of derivative financial or commodity instruments in the past and has no plans to do so in the future.  The Company has not conducted business in foreign currencies in the past and has no current plans to do so in the future.

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

PART II —  OTHER INFORMATION

Item 1A - Risk Factors

The Company hereby updates the Risk Factors included in the information statement contained on schedule 14C filed on July 7 by amending and restating such Risk Factors as follows:

We may not realize the anticipated benefits of the Merger due to challenges associated with integrating the companies or other factors.

The success of the merger between First Avenue and Old FiberTower (the “Merger”) will depend in part on the success of our management in integrating the operations, technologies and personnel of First Avenue and Old FiberTower. Our inability to meet the challenges involved in successfully integrating the operations of these companies or otherwise to realize any of the anticipated benefits of the Merger could seriously harm our results of operations. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses, liabilities and diversion of management’s attention. The challenges involved in integration include:

•                  integrating the two companies’ operations, technologies, products and services;

•                  coordinating and integrating sales and marketing and research and development functions;

•                  demonstrating to our customers that the Merger will not result in adverse changes in business focus;

•                  assimilating the personnel of both companies and integrating the business cultures of both companies;

•                  integrating the two companies’ accounting systems;

•                  consolidating corporate and administrative infrastructures and eliminating duplicative operations; and

•                  maintaining employee morale and motivation.

We may not be able to successfully integrate these operations in a timely manner, or at all, and we may not realize the anticipated benefits of the Merger, including potential synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the Merger are based on assumptions and current expectations, not actual experience, and assume a successful integration. In addition to the potential integration challenges discussed above, our ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that our historical relationships with existing or potential customers, suppliers or strategic partners are adversely affected as a consequence of the Merger, or by practical or legal constraints on our ability to combine operations.

Charges to earnings resulting from the application of the purchase method of accounting may adversely affect the market value of our common stock.

In accordance with United States generally accepted accounting principles, we have accounted for the Merger as a reverse acquisition of First Avenue using the purchase method of accounting, which may result in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, FiberTower allocated the total estimated purchase price to First Avenue’s net tangible assets and amortizable intangible assets based on their fair values as of the date of completion of the Merger, and recorded the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the Merger. In addition, to the extent the value of goodwill or other intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These amortization and potential impairment charges could have a material impact on our results of operations.

We may be limited in our ability to use some or all of First Avenue’s and Old FiberTower’s net operating losses for U.S. federal income tax purposes, which may increase our tax liability in future years.

Changes in the ownership of First Avenue as a result of the Merger may cause there to be an annual limitation on FiberTower’s use of First Avenue’s net operating loss carryforwards that arose prior to the Merger. Such limitation would be imposed in addition to any annual limitations on the use of such net operating losses that resulted from prior ownership changes. Similarly, changes in the ownership of Old FiberTower as a result of the Merger may cause there to be an annual limitation on the use of its net operating loss carryforwards that arose prior to the Merger. Such limitation also would be imposed in addition to any annual limitations that arose from prior ownership changes of Old FiberTower. Since we do not currently generate taxable income and therefore cannot currently make use of any of our net operating losses, we have not yet performed the analysis to determine whether such changes of control have occurred, but we believe it is likely that they have. Furthermore, we may experience future ownership changes that may limit our use of net operating losses. Limitations on the use of First Avenue’s and Old FiberTower’s net operating losses may increase our U.S. federal income tax liability in future years and could cause some of these net operating losses to expire unused.

We expect to incur negative cash flows and operating losses for at least the next few years.

The Company has generated operating and net losses since its inception, and we expect that we will generate operating and net losses and negative cash flows for at least the next few years. We may not achieve or sustain profitability in the future. Our ability to achieve profitability will depend, in part, on our ability to:

•                  raise adequate additional capital;

•                  attract and retain an adequate customer base;

•                  react to changes, including technological changes, in the markets we target;

•                  deploy our services in additional markets;

•                  respond to competitive developments;

•                  attract and retain experienced and talented personnel as needed; and

•                  establish strategic and maintain existing business relationships.

Accordingly, our historical revenue may not be indicative of future revenue based on comparable traffic volumes. If the prices for our communications services decrease, and if we are unable to offer additional services from which we can derive additional revenue or otherwise reduce our operating expenses, our operating results will decline and our business and financial results will suffer.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by one or more of the following factors:

•                  the ability of our equipment, our equipment suppliers or our service providers to perform as we expect;

•                  the ability of our services to achieve market acceptance;

•                  our ability to execute our business strategy, which could be affected by our limited experience in providing high-speed transmission services;

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

•                  our ability to accurately predict and respond to the rapid technological changes in our industry and the evolving demands of the markets we serve; and

•                  our ability to raise substantial additional capital to fund our growth.

Our failure to adequately address one or more of the above factors would have a significant impact on our ability to implement our business plan with respect to mobile backhaul and fiber network extensions and our ability to pursue other opportunities that arise, which might negatively affect our business.

We invest significant resources into developing sites that may not necessarily generate significant revenues in the future.

Prior to 2005, Old FiberTower constructed networks where each site had committed customer orders prior to any network design or deployment activities. Beginning in 2005, in order to shorten the time a customer was required to wait between commitment and initial service delivery, Old FiberTower implemented a strategy to deploy networks where not all sites had committed customer orders at the start of deployment. Accordingly, we have an inventory of sites where T-1s are available for sale following completion of a deployment project, including some sites where no T-1s have yet been sold. As of September 30, 2006, we had over 1,768 constructed sites, with 974 sites then being used to deliver services to customers and generating revenues. We incur significant costs in constructing and developing a site, and if we are unable to generate sufficient revenues from the site in the future, our business and financial condition would be adversely affected.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact the price of the notes and our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required to include, in each Annual Report on Form 10-K beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2007, management’s assessment of the effectiveness of the combined company’s internal control over financial reporting. Furthermore, our independent registered public accounting firm will be required to attest as to whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and to separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting. Old FiberTower, as a privately held company, had not been required to review or assess its internal control procedures. Now that the Merger has been completed, we will be required to modify and apply the disclosure controls and procedures, internal controls and related corporate governance policies to include the current operations of Old FiberTower. If we fail to timely complete the development of our internal controls as a combined company and management is unable to make this assessment, or if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions, which could harm our results of operations, or we could experience a loss of public confidence in our internal controls and the reliability of our financial statements, which ultimately could negatively impact the price of the notes and our common stock.

In connection with the audit of Old FiberTower’s 2005 financial statements, Old FiberTower’s independent registered public accounting firm communicated to Old FiberTower’s audit committee that they had concluded that there were three areas of significant deficiencies in the design and operation of certain internal controls that they deemed to constitute reportable conditions. These conditions related to Old FiberTower’s readiness to timely and accurately prepare financial statements within public reporting timing requirements, the sufficiency of accounting staff and systems, lease accounting and reporting processes and accounting for and administration of stock-based awards plans. We are implementing and will continue to implement measures intended to address these matters and improve our internal control over financial reporting. If these measures are insufficient to address the issues raised, or if we discover additional internal control deficiencies, (1) we may fail to meet reporting requirements established by the SEC, (2) we may fail to meet our obligations under the terms of the notes and our future indebtedness, (3) our financial statements may contain material misstatements and require restatement and (4) our business and operating results may be harmed. The restatement of previously issued financial statements could also expose us to legal risk. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions by our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock and the value of the notes to decline.

Any future acquisitions and other material changes in our operations will likely require us to expand and possibly revise our disclosure controls and procedures, internal controls and related corporate governance policies. In addition, new and changed laws and regulations are subject to varying interpretations in many cases and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. If our efforts to comply with new or changed laws and regulations differ from the conduct intended by regulatory or governing bodies due to ambiguities or varying interpretations of the law, we could be subject to regulatory sanctions, our reputation may be harmed and the trading price of the notes and our common stock may be adversely affected.

We are a new entrant into a highly concentrated market with few potential customers.

There are only a limited number of national mobile wireless carriers in any given regional market and typically fewer than four to seven mobile wireless carriers in any given market who are potential customers for mobile wireless carrier backhaul services. Our business strategy will depend on maintaining and growing customer relationships with a small number of national mobile wireless carriers and additional wireless carriers in each market. The competitors in this market, including large telephone companies, enjoy long-standing and established relationships with all of the mobile wireless carriers. If we are unable to secure and maintain a minimum number of ongoing and growing relationships with carrier customers in each market, our results of operations will be adversely affected.

A single customer has accounted for greater than 85% of our revenues for each year of our operations.

Cingular has been our largest customer and has consistently accounted for more than 85 % of our revenues in each of the past three years of operations, and accounted for approximately 77% of our revenues for the nine months ended September 30, 2006. If we were to lose Cingular as a customer, or if Cingular reduced its usage of our services or became financially unable to pay our charges, our business, financial condition and operating results would be harmed. In addition, if Cingular were to encounter financial difficulties, our business could be adversely affected.

The success of our business strategy relies on the continued growth of the mobile wireless services industry and high-bandwidth broadband mobile applications in the United States.

The demand for backhaul services, and accordingly those we offer, depends on the continued growth of the mobile wireless services industry. The provision of mobile wireless services represents an evolving sector of the telecommunications industry, and is subject to a number of risks, including:

•                  the continued development and use of high-bandwidth mobile applications;

•                  historical perceptions regarding the burdens and unreliability of previous mobile wireless technologies;

•                  high rates of consumer adoption of mobile applications;

•                  increased levels of usage by subscribers;

•                  increases in the number of overall subscribers; and

•                  the continued development and market acceptance of mobile devices enabled for mobile applications.

If the mobile wireless carrier industry demand for backhaul services does not continue to grow through new subscriber additions and the adoption of high-bandwidth 3G applications, or for any other reason, our operations and financial performance will be adversely affected.

Our revenues depend on the sale of fixed-wireless T-1 backhaul circuits for mobile wireless carriers.

We derive a substantial majority of our revenues from the sale of fixed-wireless T-1 backhaul and related services to mobile wireless carriers. We expect that we will continue to derive a substantial majority of our revenues from these services in the future. Any competitor’s substitute service with similar performance and coverage characteristics and a lower cost structure could create downward price pressure and adversely affect our sales efforts. In addition, competing technologies could be developed that make our services obsolete. Accordingly, any changes in demand for our services, whether due to pricing pressure, technological changes, or otherwise, could materially and adversely affect our business and results of operations.

The telecommunications market is highly competitive, and we may be unable to compete effectively, especially against competitors with greater financial and other resources, which could materially and adversely affect our ability to attract customers and maintain and grow our sales performance. Many of our existing or emerging competitors are better established and have significantly greater resources than we do, which may make it difficult to attract and retain customers and grow revenues.

We operate in a highly competitive environment and may not be able to compete successfully. Our competitors include or could include:

•                  cable multiple system operators offering either T-1, DS-1 and higher bandwidth circuits or Ethernet-based backhaul services;

•                  incumbent and competitive local exchange carriers who offer T-1, DS-1 and higher bandwidth services or Ethernet-based backhaul services;

•                  satellite providers providing high capacity backhaul services;

•                  other fixed-wireless service providers using unlicensed or licensed spectrum, suitable for high-bandwidth transport services;

•                  fiber services providers with metro area network and distribution facilities; and

•                  electric utilities and other providers offering or planning to offer broadband access over power lines.

Moreover, we expect other existing and prospective competitors to adopt technologies or business plans similar to ours, or to seek other means to develop a product competitive with our services. Many competitors are well-established and have larger and better developed networks and systems, longer-standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. These competitors can often subsidize competing services with revenues from other sources, such as consumer services, content or advertising, and thus may offer their services at lower prices. These or other competitors may also reduce the prices of their services significantly or may offer backhaul connectivity with other services, which could make their services more attractive to customers. Given the intense competition, we may be unable to compete effectively with these and other technologies and service providers and, consequently, we may be unable to attract customers and grow and maintain our sales, or we may experience difficulty in developing long-term opportunities.

An economic or wireless telecommunications industry slowdown may materially and adversely affect our business.

Slowdowns in the U.S. economy or in the telecommunications industry in the future may impact consumer demand for wireless services, thereby reducing demand for our backhaul services, or negatively impact the debt and equity markets, thereby reducing demand for our services by causing wireless carriers to delay or abandon implementation of new systems and technologies, including 3G and other wireless broadband services. Further, the war on terrorism, the threat of additional terrorist attacks, the political and economic uncertainties resulting there from and other unforeseen events may impose additional risks upon and adversely affect the wireless telecommunications industry and our business.

Competitors or customers may acquire radio spectrum for the purpose of offering similar fixed wireless services, which could impact our growth and negatively affect our operating results.

The FCC controls a substantial amount of radio spectrum that may be procured through auction or other licensing mechanisms and used for provision of fixed wireless services. Fixed wireless radio spectrum could be acquired by companies through sale or lease for the purpose of competing with us. Additionally, companies that we might serve with our wireless operations may elect to acquire spectrum or use spectrum they already control and develop their own fixed wireless networks. Moreover, certain unlicensed technologies may be used to provide services that could be used to compete with our services. All of these could adversely affect our business.

We depend on third parties to help deploy our infrastructure and equipment to deliver our services.

We rely on third-party contractors to deploy the infrastructure and equipment needed to provide our services. None of these third parties are contractually obligated to continue providing these services to us for any specific period of time. There are inherent risks in relying on third parties to provide these services, including:

•                  the third parties could determine not to continue providing these types of services in the future, which would require us to obtain the services from other third-party contractors, or require us to develop the capability to perform these services internally;

•                  reduced control over delivery schedules and quality of work; or

•                  defects in third-party work may not be discovered until after services have been provided, which could lead to outages, decreased performance levels and customer dissatisfaction.

If these third-party contractors are unable to provide quality services to us at reasonable prices, or if these third-party providers cease providing these services, our business could be harmed.

We may experience difficulties in constructing, upgrading and maintaining our network, which could adversely affect customer satisfaction, increase carrier turnover and reduce revenues.

We may experience quality deficiencies, cost overruns and delays on construction, maintenance and upgrade projects, including the portions of those projects not within our control. The construction of networks for backhaul services also requires the receipt of permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such bodies often limit the expansion of transmission towers and other necessary construction. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing construction projects. In addition, we typically must obtain rights from land, building and tower owners to install our antennas and other equipment to provide our services. We may not be able to obtain, on terms acceptable to us, or at all, the rights necessary to construct our network and expand our services.

We also face challenges in managing and operating our network. These challenges include operating, maintaining and upgrading network and customer premises equipment to accommodate increased traffic or technological advances, and managing the sales, advertising, customer support, billing and collection functions of the business while providing reliable network service at expected speeds and levels of quality. The failure in any of these areas could adversely affect customer satisfaction, increase subscriber turnover, increase costs, decrease our revenues and otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

We are subject to comprehensive and continually evolving regulation that could increase our costs and adversely affect our ability to successfully implement our business plan.

We and some of our communications services and installations are regulated by the FCC, state agencies, local zoning authorities, and other governmental entities. Our failure to comply with these requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties. These regulators regularly conduct rulemaking proceedings and issue interpretations of existing rules. For example, the FCC has a number of proceedings still pending to implement the Telecommunications Act of 1996, and these regulatory proceedings could impose additional obligations on us, give rights to competitors, increase our costs, and otherwise adversely affect our ability to implement our business plan. Congress could also enact new legislation that could restrict the manner in which we conduct our business, impose additional obligations on us, assist our competitors in competing against us or otherwise harm our business.

If we do not retain, obtain or maintain rights to use licensed spectrum in one or more markets, we may be unable to operate in these markets, which could harm the business of the combined company and our ability to execute our business strategy.

Since we plan to provide services using licensed spectrum, we will be dependent on our ability to retain, acquire and maintain sufficient rights to use licensed spectrum by retaining our own licenses and acquiring additional microwave radio spectrum licenses, or long-term spectrum leases, in each of the markets in which we operate. Obtaining additional licensed spectrum, if required, can be a long and difficult process that can be costly and require a disproportionate amount of management resources. We may not be able to acquire, lease or maintain the spectrum necessary to execute our business strategy.

The FCC may cancel or revoke our licenses for past or future violations of the FCC’s rules, which could limit our operations and growth.

As an FCC licensee, we are subject to extensive regulatory oversight. For example, the FCC imposes requirements on the construction and technical aspects of the operation of our licenses and wireless communication systems and on the nature of the services that we can provide within a particular frequency band. The FCC’s regulations also require various regulatory filings and fees. The FCC may find that our filings made and fees paid are insufficient. The FCC also may find that the operation of our licenses or wireless communication systems violates the FCC’s rules or policies. Findings of violations by the FCC may result in fines and/or sanctions. Moreover, under some circumstances, our licenses may be canceled or conditioned, and in extreme cases, our licenses may be revoked. In addition, the FCC could change its regulations of our operations and licenses, which could impact our business. The FCC also could change its regulation of our wireless customers that are using our backhaul services, thereby impacting our operations and growth.

Our FCC licenses may not be renewed upon expiration, which could limit the expansion of our business and our ability to serve our customers and could harm our operating results.

Our spectrum licenses in the 24 GHz and 39 GHz bands are granted for ten-year terms with renewal dates ranging from 2006 to 2014. For our 24 GHz and 39 GHz licenses to qualify for renewal, we must demonstrate that we have provided “substantial service” by the end of the term of each license. The FCC’s substantial service renewal standard for both the 24 GHz and 39 GHz licenses is intended to provide licensees with flexibility in demonstrating usage of their licenses. The FCC’s “safe harbor” test provides licensees with a degree of certainty as to how to comply with the substantial service requirement. For example, for 39 GHz licensees offering point-to-point service, the FCC has said that the construction of four links per channel per million persons in the license area will meet the substantial service test. For 24 GHz point-to-point/multipoint licensees the FCC has said that a showing of four links per million persons within a service area or service to an area that has very limited access to either wireless or wireline telecommunications services will meet the substantial service test. While the safe harbors are intended to provide guidance, they are not the only way for licensees to demonstrate substantial service. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering services to underserved consumers; however, there is little precedent in this area at this time. Accordingly, we believe that the level of service that will be considered “substantial” by the FCC at renewal may vary depending upon our type of product offering. Further, the FCC may modify its perception of substantial service and, in the future, we may offer services for which the FCC establishes more stringent substantial service requirements. The loss of some of our licenses could limit the expansion of our business and harm our operating results.

We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 and 39 GHz licenses. We are required to demonstrate substantial service at the time the licenses are renewed, and the substantial majority of our licenses will be up for renewal commencing in 2010.

On October 6, 2006, we filed a request with the FCC seeking to have the terms of 214 “rectangular service area” 39 GHz licenses extended. All of these licenses are scheduled for renewal within the next year. We have asked the FCC to grant waivers necessary to extend them until October 18, 2010, at which time other similar licenses we hold will be due for renewal. Our request is predicated upon the favorable changes in demand and technology since the earlier failures to commercialize the 39 GHz band, the efficiency of focusing on renewing our similarly situated wide-area licenses at the same time, and on the additional scale and scope available to FiberTower as a result of the Merger. A similar extension request has been made by another major 39 GHz licensee. The Commission has not acted upon our request (or that of the other licensee) and we are not able to predict whether it will be granted.

The value of our FCC licenses could decline, which could materially affect our ability to raise capital, and could have a material adverse effect on our business and the value of our stock.

The carrying value of our mobile wireless FCC spectrum licenses comprises a significant portion of our assets. A decline in the value of our FCC licenses could negatively impact our ability to raise capital both privately and in the public markets and could significantly reduce the value and the attractiveness of our stock to investors. The value of any or all of our FCC licenses could decrease as a result of many factors, including:

•                  increases in the supply of spectrum that provides similar functionality;

•                  new radio technology in unlicensed bands that provides the same capability as our network;

•                  a decrease in the demand for services offered with any of our FCC licenses;

•                  lower values placed on similar licenses in future FCC auctions;

•                  regulatory limitations on the use, transfer or assignment of any of our FCC licenses; or

•                  bankruptcy or liquidation of any comparable companies.

Many of these factors depend on circumstances beyond our control. The occurrence of any of these events could have a material adverse effect on our ability to generate revenues and on our business, prospects, results of operations and financial condition.

Our reliance upon spectrum licensed by the FCC includes additional risks.

Our use of FCC-licensed spectrum imposes additional risks on our business, including:

•                  increases in spectrum acquisition costs;

•                  adverse changes to regulations governing spectrum/licensee rights;

•                  the risk that spectrum will not be commercially usable or free of harmful interference from licensed or unlicensed operators in its or adjacent bands;

•                  with respect to spectrum in the United States, contractual disputes with or the bankruptcy or other reorganization of the license holders, which could adversely affect control over the spectrum subject to such license;

•                  change in the FCC allocation of microwave radio spectrum, or change in the FCC rules regarding the licensing of microwave radio spectrum; and

•                  invalidation of any authorization to use all or a significant portion of the spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

The FCC may determine that we are subject to common carrier regulation, which could increase our costs and result in a decline in our operations, revenues and profitability.

We currently offer our services as a private carrier and do not consider our services to be telecommunications services subject to common carrier or telecommunications carrier obligations. The FCC has broad powers to require providers of communications facilities and services to operate as common carriers, and there is significant FCC and Federal court case law in regard to this issue. Based on this body of law, we do not believe that the FCC, if it examined the issue with respect to our services, would require us to begin operating as a common carrier. However, there can be no assurance of this. Should the FCC conclude that we are a common carrier, we would become subject to a number of additional regulatory obligations. The precise nature of those obligations will vary depending upon the particular services offered, but we could be required by the FCC to offer services according to published rates, terms and conditions deemed to be just, reasonable, and non-discriminatory. We could also be required to make certain additional reports to the FCC, pay additional regulatory fees, and adhere to other requirements imposed on common carriers. Adherence to these obligations could materially affect our costs of providing services and therefore have an adverse impact on our business operations, revenues, and profitability.

If state regulatory bodies determine that our services are common carrier, intrastate services, then we may be subject to fines or sanctions for failure to obtain state regulatory authorizations. We also may be subject to regulation in those states which will increase our operating costs in those states.

If one or more states determines that we are providing intrastate, common carrier service, then we may be required to obtain regulatory authorizations in those states and/or be subject to fines or sanctions for failure to obtain regulatory authorizations in those states. As a result, we may be required to apply for and maintain Certificates of Public Convenience and Necessity in those states. We also may be required to fulfill other state requirements, such as filing tariffs and reports and contributing to state universal service funds, among other things. Such additional regulation would increase our costs.

We may be required to make certain FCC filings in the future and may be subject to fines and or sanctions for failure to file in the past.

Prior to its merger with FiberTower, First Avenue had taken the position that it was not obligated to submit certain revenue reporting forms required by the FCC’s rules to be filed by certain providers of telecommunications services. These forms are the basis of payments assessed by the FCC in support of universal service, numbering administration, telecommunications relay services for the deaf, and local number portability. There can be no assurance that the FCC will accept First Avenue’s interpretation of its filing obligations in this respect. The FCC could determine that such revenue reporting filings should have been made and that FiberTower should be assessed a fine and/or be required to make any and all payments such filings might necessitate. While Old FiberTower filed such revenue reporting forms prior to the Merger, those revenues did not meet the FCC’s threshold for Old FiberTower to make payments to the FCC’s programs described above. There can be no assurance that the FCC would accept a decision by FiberTower to suspend such filings in the future.

FCC Regulation of RF emissions and RF environments may increase our costs and/or limit our operations.

The FCC regulates the health and safety effects of radio frequency emissions for us and other wireless communications providers. Any FCC licensee whose emissions in an area exceed five percent (5%) of the total permissible emissions limit is responsible for ensuring that the site meets applicable health and safety requirements. The fixed wireless equipment we use is designed to operate at RF emission levels well below the FCC’s standard. However, if we operate in an area where other higher RF emitters are operating, we could nonetheless be required to cooperate with, and contribute financially to, efforts intended to bring the site within applicable health and safety limits.

Interruption or failure of information technology and communications systems could impair our ability to provide services, which could damage our reputation and harm our operating results.

We have experienced service interruptions in some markets in the past and may experience service interruptions or system failures in the future. Any unscheduled service interruption will adversely affect our ability to operate our business and could result in an immediate loss of revenues. If we experience frequent or persistent system or network failures, our reputation and brand could be permanently harmed. We may make significant capital expenditures to increase the reliability of our systems, but these capital expenditures may not achieve the expected results.

We will also depend on the continuing operation of our information technology and communications systems. Any damage to or failure of these systems could result in interruptions in service. Interruptions in service could reduce revenues and harm operating results, and our brand could be damaged if people believe the network is unreliable. These systems are also vulnerable to damage or interruption from earthquakes, terrorist attacks, riots, acts of war, floods, tornadoes, hurricanes, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some systems are not fully redundant, and disaster recovery planning may not be adequate. The occurrence of a natural disaster or unanticipated problems at any network centers could result in lengthy interruptions in service and adversely affect operating results.

The industries in which we operate are continually evolving. Our services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

The mobile wireless services industry is characterized by rapid technological change, competitive pricing, frequent new service introductions and evolving industry standards and regulatory requirements. The backhaul infrastructure that supports this dynamic industry must be similarly flexible and able to adapt to these changes. Our success depends on our ability to anticipate and adapt to these challenges and to offer competitive services on a timely basis. We face a number of difficulties and uncertainties associated with this reliance on technological development, such as:

•                  competition from service providers using other means to deliver similar or alternative services;

•                  competition from new service providers using more efficient, less expensive technologies, including products or services not yet invented or developed;

•                  gaining and sustaining market acceptance of the technology underlying our services;

•                  realizing economies of scale;

•                  responding successfully to advances in competing technologies in a timely and cost-effective manner;

•                  migration toward standards-based technology, requiring substantial capital expenditures; and

•                  existing, proposed or undeveloped technologies that may render fixed wireless backhaul and other services less profitable or obsolete.

As the services offered by us and our competitors develop, wireless carriers may not accept our services as a commercially viable alternative to other means of delivering wireless backhaul and other services. Accordingly, our inability to keep pace with technological development could materially and adversely affect our business.

If our data security measures are breached, our reputation and business may be harmed.

We rely on the security of our networks to deliver our services to customers. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome these security systems and obtain access to data on the network. We may incur costs associated with the unauthorized use of our networks including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. In addition, because we operate and control the network and the customers’ network connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by customers or carriers. An actual or perceived breach of network security, regardless of whether the breach is our fault, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain customers, expose us to significant liability and adversely affect our business prospects.

We rely on single equipment vendors for certain network components. If these components fail to perform, or if the relevant vendor fails to maintain timely supply, we may have a shortage of components and may be required to suspend or delay network deployment and service introductions.

We depend on certain single source suppliers that supply components used in our network to deliver our services. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production or delivery of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all.

In certain markets, our network facilities include single points of failure that, in the case of a failure, could cause wide scale market service disruption.

In some of our markets, some of our network facilities do not have redundant components. Accordingly, if one of these components were to fail for any reason, our network may not be able to achieve satisfactory performance levels and may even suffer outages. Any service disruptions may have an immediate and significant impact on our ability to attract, retain, and grow customer revenues, which would harm our business and operating results.

We depend on the continued availability of leases or licenses for our communications facilities.

We lease communications facilities from the owners of towers, rooftops, water towers, utility poles and other structures. We typically seek five year initial terms for our leases with three to five year renewal options. The options are generally at our option with a window of 90 to 180 days before the expiration of each term in which to terminate the agreement. Our leases in the Austin,

Dallas, San Antonio and Waco, Texas markets will begin to come up for renewal in the third and fourth quarters of 2007. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, we would have to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew leases on satisfactory terms, our business would be harmed.

We do business with affiliated third parties and may not have obtained the most advantageous terms possible.

We lease communications facilities from two of our significant stockholders, American Tower, which received approximately 4% of our outstanding common stock pursuant to the Merger, and Crown Castle, which owns approximately 18% of our outstanding common stock. We may not have obtained the same lease terms with these stockholders as we might have obtained from unaffiliated providers.

Our limited exclusivity agreements with American Tower and Crown Castle could terminate if we fail to meet certain performance obligations under those agreements.

We have limited exclusivity agreements with American Tower and Crown Castle under which they have each agreed not to compete directly with us as a provider of backhaul services and not to invest in other entities in 20 designated markets. If we are unable to meet certain minimum backhaul service level obligations required under these agreements, these exclusivity provisions will terminate. In addition, these agreements terminate on January 2009 or on certain change-in-control transactions affecting American Tower or Crown Castle. Any such termination of these exclusivity agreements could adversely affect our business.

A portion of our communications facilities or some subset of our equipment may not have been installed with valid lease agreements and/or proper permits.

In some cases, some of our communications facilities or some of our equipment may not have been installed with valid lease agreements and/or proper permits in place. If a facilities owner were to challenge our ability to operate on that site, the resolution of the matter may require the termination of service to the customer, or an increase in operating costs associated with the locations, which could adversely affect operating results.

To be successful, we must attract, retain and motivate key employees, and the inability to do so could seriously harm us. The loss of key personnel could adversely affect our business because these individuals are important to our continued growth.

To be successful, we must attract, retain and motivate executives and other key employees and keep them focused on our strategies and goals. Competition for personnel throughout our industry is intense, and we may be unable to retain key employees or attract or retain other highly qualified employees in the future. If we are not successful in attracting new personnel or retaining and motivating our current personnel, our business and prospects could be adversely affected. Our future success depends to a significant extent on the skills, experience, performance and continued services of our senior management and other key personnel. We believe that our future success is highly dependent on our senior management to provide significant continuity in the execution of our growth plans following the recently completed merger. The loss of any members of our management team could harm our business.

We have little experience with customer renewal rates and it is difficult to predict the extent of customer renewals for our services.

We sell our services pursuant to service agreements that are generally for up to five years in length. Customers have no obligation to renew after the expiration of their initial subscription period and no assurance can be given that customers will renew at the same or higher levels of service, if at all. Moreover, under some circumstances, some of these customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We have limited historical data with respect to rates of customer renewals, and we cannot accurately predict future customer renewal rates. Renewal rates may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction or dissatisfaction with the services, the prices of the services, the prices of the services offered by competitors or mergers and acquisitions affecting our customer base. If customers do not renew their subscriptions for our services or if they renew on less favorable terms, revenues may decline and our business will suffer.

Our quarterly results of operations have fluctuated in the past and may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause the trading price of the notes and our common stock to decline.

Our quarterly results of operations have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If quarterly results of operations fall below the expectations of securities analysts or investors, the trading price of the notes and our common stock could decline substantially. Fluctuations in quarterly results of operations may be due to a number of factors, including, but not limited to, those listed below:

•                  our ability to increase sales to existing customers and attract new customers;

•                  the addition or loss of significant customers;

•                  the amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

•                  failure of our key suppliers, including equipment and fiber service providers;

•                  the timing and success of new product and service introductions by the combined company or competitors;

•                  changes in our pricing policies or those of competitors;

•                  changes in consumer demand for mobile services;

•                  service outages or security breaches;

•                  the extent to which any of our significant customers do not renew their service agreements;

•                  limitations of the capacity of our network and systems;

•                  the timing of costs related to the development or acquisition of technologies, services or businesses;

•                  general economic, industry and market conditions and those conditions specific to the telecommunications industry; and

•                  geopolitical events such as war, threat of war or terrorist actions.

We believe that, as a result of the above listed factors, our quarterly revenues and results of operations may vary significantly in the future and that period-to-period comparisons of operating results may not be meaningful. Historical results are not reliable as an indication of future performance.

We have experienced growth in recent periods. If we fail to manage future growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We have substantially expanded our overall business, customer base, headcount and operations in recent periods. We will need to continue to expand our business, including the number of billing sites. We anticipate that this expansion will require substantial management effort and significant additional investment in infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, as Old FiberTower was not previously a public company. Our historic expansion has placed, and our expected future growth will continue to place, a significant strain on managerial, administrative, operational, financial and other resources. If we are unable to manage growth successfully, our business will be harmed.

Acquisitions could result in operating difficulties, dilution and distractions from our core business.

We may evaluate potential strategic transactions in the future, including acquisitions. The process of acquiring and integrating a company, business or technology is risky, may require a disproportionate amount of management or financial resources and may create unforeseen operating difficulties or expenditures. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require additional equity or debt financing, which may not be available on favorable terms, or at all.

ITEM 6.   EXHIBITS

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

FIRST AVENUE NETWORKS, INC.
	By:	/s/ MICHAEL K. GALLAGHER
November 9, 2006		Michael K. Gallagher
Date		Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ MICHAEL K. GALLAGHER	Chief Executive Officer and	November 9, 2006
Michael K. Gallagher	Director
(Principal Executive Officer)

/s/ THOMAS A. SCOTT	Chief Financial Officer	November 9, 2006
Thomas A. Scott	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title
31.1	Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.