Form 10-K
period 2006-12-31
FiberTower CORP
filed 2007-03-30
CIK 1010286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2006

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

San Francisco, CA 94107

(Address of Principal executive offices)

(415) 659-3500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common stock, par value $0.01	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act:             None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Securities Act. Yes ☐   No ☒.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐          Accelerated filer   ☒          Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934):  Yes ☐   No ☒.

As of June 30, 2006, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $235 million based on the closing price of the Company’s common stock on the Nasdaq Global Market on that day. Shares held by executive officers and directors and by each person who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒ No ☐.

The registrant had 145,645,643 shares of our common stock outstanding as of February 28, 2007.

The following documents to be filed with the Commission are incorporated in Part III hereof by reference:

Portions of the Registrant’s  proxy statement relating to its 2007 Annual Shareholders’ Meeting to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

FiberTower Corporation
INDEX

PART I.

ITEM 1.                BUSINESS

FORWARD LOOKING STATEMENTS

This report includes “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. We caution investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors in Item 1A contained in this report.

Introductory Statement—The Merger

On August 29, 2006, First Avenue Networks, Inc. (“First Avenue”) completed its merger (the “Merger”) with FiberTower Network Services Corp. (formerly known as FiberTower Corporation, and to which we refer in this report as “Old FiberTower”) pursuant to the Agreement and Plan of Merger, dated May 14, 2006, among First Avenue, Marlin Acquisition Corporation and Old FiberTower. First Avenue, as the surviving entity of the Merger, changed its name to FiberTower Corporation and our common stock continues to be listed on the Nasdaq Global Market under the symbol “FTWR.” (Previously the First Avenue stock traded under the symbol “FRNS”). The Merger brought together the Federal Communications Commission (“FCC”) area-licensed spectrum, of First Avenue with the existing Old FiberTower point-to-point network model and customer contracts, which we believe will enable us to (1) increase customer penetration among the top wireless carriers, (2) lower operational risk associated with building networks, and (3) effectively deploy capital. The Merger was accounted for as a “reverse acquisition.” As a result, all financial information and statements prior to the Merger included in this report reflect only the financial results of Old FiberTower on a historical basis after applying the Merger exchange ratio to historical share-related data. All financial information and financial statements subsequent to the Merger include the historical results of operations of Old FiberTower and the results of operations of First Avenue from the effective date of the Merger.

The Company

Our Internet address is www.fibertower.com. On the Investor Relations portion of this web site, we make available free of charge our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports as soon as reasonably practicable after they are filed with or furnished to the U.S. Securities and Exchange Commission, or SEC.

First Avenue was incorporated in Delaware in 1993. Old FiberTower was incorporated in Delaware in 2000. We are a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice, video and data traffic from a wireless carrier’s mobile base station, or cell site, to their mobile switching center, or MSC, where the traffic is then switched onto a fixed wireline telecommunications network. We utilize our comprehensive wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. Our services allow wireless carriers to optimize their networks, enabling significant improvements in their availability, reliability, scalability and cost, while providing a long-term solution for the increasing demand for backhaul capacity. We secured our first national agreement with a major wireless carrier in 2002 and launched our services into our first market in Dallas, Texas in April 2003. As of December 31, 2006, our business has expanded to include master service agreements with six of the eight largest U.S. wireless carriers. Through these master service agreements and other customer agreements, we are contracted to provide services to nearly 3,400 customer locations in 12 markets throughout the United States.

We believe that we are the first independent network provider in the United States focused specifically on providing backhaul services to wireless providers. Our spectrum portfolio includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.5 billion channel pops, calculated as the number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels. We believe our spectrum portfolio represents one of the largest and most comprehensive collections of millimeter wave spectrum in the United States. Our licenses extend over virtually the entire United States, and cover a population of over 284 million people.

Our networks are designed to be modular and are relatively inexpensive to deploy as compared to fixed wireline networks. The point to point fixed wireless networks we presently deploy use mature and proven technologies, allowing us to operate at a level of reliability, referred to as carrier-class, that is appropriate for a telecommunication carrier’s network. Our current service offerings consist of T-1s (a standardized telecommunications data service offering at 1.544 Mbps of capacity, also known as DS-1) and other bulk time division multiplexing, or TDM, transport at higher capacities. In general, we provide service between a wireless carrier’s cell site and switch, or other drop location. We have designed our network architecture to accommodate additional transport services that our customers may implement in the future, including, for example, metro Ethernet and other packet-based protocols.

We deploy networks to existing towers, rooftops, or other sites where wireless carriers have deployed cell sites. At each of these physical locations, or sites, there may be more than one wireless carrier’s cell site—each of which we refer to as a customer location. When possible, we provide service to multiple customers at a single site, using a shared infrastructure in order to increase our capital efficiency. We generate revenue in proportion to the number of customers on a site, the number of T-1s used by each customer at that site, and the price charged for each T-1. This revenue, after subtracting the cost of fiber service transport, is available to cover a fixed cost base consisting of items such as rent, insurance, utilities, and field technicians.

As of December 31, 2006, we had deployed 1,996 sites and had 1,329 billing sites. As of that date, our network was carrying 6,869 T-1 equivalents for 1,804 customer locations or an average of 5.2 T-1s per site. Currently, our top 100 and top 200 sites have an average of 12.7 T-1s and 10.7 T-1s, respectively. For the year ended December 31, 2006, we generated revenue of $13.8 million and had a backlog of nearly 1,600 committed customer locations. Please see our consolidated financial statements and the accompanying notes for information regarding our revenues, net losses and total assets for each of the last three years.

Industry Overview

Backhaul, a critical component of a wireless carrier’s network, is defined as the transport piece between a cell site and a carrier’s mobile switching office. Key factors driving demand for backhaul services include the nationwide rollout of third generation (3G) networks, the continued rise in voice and data usage, and expansion of wireless carriers’ geographic coverage. The recent FCC Advanced Wireless Services, or AWS, auction augmented the spectrum portfolios of the major United States wireless carriers, and other smaller competitors, including Leap Wireless and MetroPCS, which will enable expansion of wireless data offerings and geographic coverage. The entrance of new wireless competitors (e.g., Clearwire Corporation and SpectrumCo LLC) is also expected to increase the total number of active cell sites, and hence further increase the demand for backhaul services.

The majority of backhaul traffic in the United States is currently transported over a wired infrastructure, typically copper-based T-1 circuits and in some locations, fiber optic-based facilities. Copper-based networks are extensively deployed today, but, as backhaul traffic demands increase, the existing copper-based T-1 circuits will approach their capacity limits to transport voice and data traffic. Currently, fiber optic networks, which have a higher capacity for the transport of voice and data traffic as compared to copper networks, service only 5% to 7% of existing cell sites. We believe that the cost prohibitive nature of building fiber optic networks to a majority of cell sites will prevent their widespread use as a backhaul alternative.

Fixed wireless backhaul provides an alternative to traditional wired backhaul infrastructure. Fixed wireless systems are more flexible, less expensive and quicker to deploy than wired networks, using building or tower mounted antennas placed at strategic points in a direct line of sight with one another. Wireless backhaul providers, working in conjunction with telecommunications equipment vendors, have evolved wireless backhaul technology and equipment, resulting in a proven and mature alternative to wireline backhaul services.

Company Strengths

Scalable Facilities-Based Network Designed for Carrier-Class Applications.   Our networks are designed to be modular, and relatively inexpensive to deploy as compared to fixed wireline networks and have been specifically designed and built to provide high-capacity carrier-class backhaul transport services to wireless carriers. In contrast, most existing telephone, cable and metropolitan fiber networks are designed to provide voice and video services to a wide range of customers and are not optimized for any specific application. In addition, our networks will allow the provision of additional services, such as metro Ethernet and other packet-based protocols.

Extensive Operating Experience Utilizing Proven Technologies.   We have a demonstrated expertise and history in designing, deploying and operating fixed wireless networks to backhaul wireless traffic. We deployed our first network in Dallas, Texas in April 2003, where we provide wireless backhaul services to multiple wireless carriers. Since that time we have expanded operations to a total of 12 markets. Our networks utilize proven and mature technologies, including microwave and fiber optic equipment from major telecommunications equipment manufacturers, to provide high reliability services. The technologies we utilize for wireless backhaul are deployed extensively in Latin America, Asia and Europe.

Significant Backlog with Leading Wireless Carriers.   Our customers include several national and regional wireless carriers. As of December 31, 2006, we had entered into master services agreements with Cingular, Leap, Metro PCS, Sprint Nextel, T-Mobile and Verizon Wireless. Our customer agreements are generally on five year terms, and the T-1 orders under these agreements typically provide for termination liability. We have firm commitments on nearly 3,400 customer locations.

Premier Portfolio of Spectrum Assets.   Our 24 GHz spectrum and 39 GHz spectrum licenses represent what we believe to be the preeminent collection of millimeter wave spectrum licenses in the United States for backhaul and similar applications, providing breadth of geographic coverage, depth in key markets and complementary technical and propagation characteristics. Our spectrum enables us to use a wide range of radio technologies, including point-to-multipoint technologies—allowing us to achieve wider coverage and deeper market penetration than would otherwise be economically possible. Our spectrum portfolio includes, on average, over 740 MHz in the top 20 metropolitan areas in the United States and, in the aggregate, approximately 1.5 billion channel pops. These licenses, which include 754 licenses for 39 GHz spectrum and 103 licenses for 24 GHz spectrum, extend over virtually the entire continental United States, covering over 284 million people.

Significant Relationship with Leading Tower Companies.   Crown Castle International Corp. is a major investor in FiberTower, and currently holds approximately 18% of our outstanding stock. American Tower Corporation was also an early investor in FiberTower. We lease communications facilities from both companies and have limited exclusivity agreements with them, under which they have agreed not to compete directly with us as a provider of backhaul services and not to invest in our competitors in 20

FiberTower-designated markets. In the aggregate, Crown Castle and American Tower own approximately 35,000 tower and antenna sites.

Experienced and Proven Senior Management Team.   Our management team includes key personnel who have held senior positions at major communications companies including Ameritech Corporation, Flarion Technologies, IDT Spectrum, Nextel, Nortel Networks, Teligent and Winstar Communications.

Business Strategy

Leverage Our Spectrum Assets and Operational Expertise.   We seek to leverage our spectrum assets by maximizing utilization of network capacity in current markets, expanding into new geographic markets and exploiting new business opportunities. We believe that in currently developed markets we can add new sites encompassing multiple customer locations with incremental investments, thereby improving capacity utilization and increasing revenue and operating cash flow.

Build Out Our Markets Based on Identified Demand.   We target new markets by identifying demand from our customers with whom we have signed master service agreements, and pre-sell firm commitments as we enter those new markets in order to decrease capital expenditure lead times and payback periods and increase our return on investment. In addition to pre-sales, we use our market knowledge (e.g., information on colocation at tower sites and expertise in estimating demand and pricing) to determine the sites in a market that we believe have the largest revenue potential, including sites not pre-sold. We believe that the combination of this market knowledge along with our ability to pre-sell lowers the risk of the build-out of new markets. We currently intend to spend approximately $100 million in capital expenditures in 2007.

Continue to Develop Innovative Solutions that Meet the Needs of Our Customers.   Our goal is to provide solutions which simplify the operation of our customers’ networks and reduce their operating costs. Our ability to leverage our scalable network and technology allows us to meet the evolving backhaul needs of our customers quickly and in an efficient, low-cost manner. We will continue to work proactively with our existing customers to assess their service needs and requirements.

Continue to Improve the Efficiency of Our Network and Reduce Network Expenses.   Our networks are designed to be modular and therefore allow us to build out markets based on demand. We engineer our networks to serve as many customers as possible while meeting our internal return on investment thresholds. We continuously seek ways to reduce our network expenses by utilizing lit and dark fiber, testing and procuring new and more efficient network equipment, and grooming our network to maximize capacity and efficiency. As we continue to grow our customer base in established markets, the fixed cost nature of our network will allow us to add incremental traffic to our sites at a marginal cost.

Competition

We compete with a range of diversified telecommunications services providers. Our competition includes:

Incumbent and Competitive Local Exchange Carriers   The mobile wireless backhaul services market is currently dominated by Incumbent Local Exchange Carriers, (“ILECs”), including AT&T, Verizon, Embarq, and Qwest which provide backhaul services primarily over copper lines. These carriers own significant network assets and often have affiliated relationships with their mobile wireless carrier customers, such as AT&T’s relationship with Cingular and Verizon’s relationship with Verizon Wireless.

Cable Multiple System Operators (“MSOs”).   Cable MSOs, including Cox, Time Warner Cable and Comcast, among others, have the ability to offer broadband access over their networks and offer or are considering offering backhaul services.

Electric Utilities.   Electric utilities, including PPL Corporation, are offering, or are planning to offer, broadband access over power lines (BPL) which could evolve into a competitive backhaul service alternative.

Fiber Service Providers.   Fiber services providers, including Level 3 and Time Warner Telecom are moving aggressively to provide direct fiber optic links to cell towers.

Emerging Competition.   Satellite providers that use spectrum suitable for high-bandwidth transport services could emerge as competitors.

Other Fixed Wireless Providers.   In addition to us, a number of companies, some of which have significant spectrum assets, have launched, or are considering, launching fixed wireless backhaul networks including NextLink (a subsidiary of XO Holdings), TowerLinks Networks, Telecom Transport Management Inc., and IDT Spectrum (a subsidiary of IDT Corporation).

Our primary competition are the ILECs who provide over 90% of the backhaul services purchased today. FiberTower competes with the ILECs and others by providing service at a discount to the market price typically charged by the ILEC. In addition, we offer a provisioning schedule which is generally much quicker than our competitors, and at a minimum, meet service reliability requirements of our customers and oftentimes improves upon services currently provided by our competition.

Our Network

We launched service in Dallas, Texas in April 2003, where we provided wireless backhaul services to Cingular (formerly known as AT&T Wireless). Since that time, we have expanded operations to a total of 12 markets. The networks we deploy and operate utilize point-to-point, or PTP, Digital Radio Links, or DRL, over the 11 GHz, 18 GHz and 23 GHz microwave radio spectrum licensed to us on a site-by-site basis by the FCC. Our spectrum portfolio includes 754 licenses for 39 GHz spectrum and 103 licenses for 24 GHz spectrum and extends over virtually the entire United States, covering over 284 million people. We hold in excess of 750 100 MHz licenses for spectrum between 38.6 GHz and 40 GHz, or 39 GHz spectrum. We have one of the largest and most comprehensive FCC-granted millimeter wave spectrum license portfolios in the United States including, on average, over 740 MHz in the top 20 metropolitan areas. In the aggregate, our licenses represent approximately 1.5 billion channel pops.

Using our licensed radio spectrum, we transport voice, video and data traffic from wireless carrier base stations to aggregation sites, known as a Fiber Exchange Points, or FEPs. The aggregated traffic streams are converted at the FEP sites for delivery to MSCs, or other drop-off locations over fiber optic networks.

Multiple FEP sites, strategically positioned throughout our markets, support carrier traffic grooming, aggregation and signal handoff to fixed network fiber optic facilities for transport to carrier MSCs or other drop-off points. These fiber facilities are typically provided in the form of lit transport services by national or regional fiber service providers, or FSPs.

In certain cases, we obtain the right to use dark fiber where technically and economically attractive. FiberTower currently has equipment in place at FEP sites which can be modified to utilize dark fiber for a relatively small incremental cost. This enables us to reap significant cost savings, increase operating leverage and enhance control and reliability over transmissions to carrier MSCs or other drop-off locations.

We enter into leases at cell sites and FEPs, which provide space to place our equipment on the tower or other structure as well as ground space for an equipment cabinet. We also generally obtain rights from customers to place similar equipment in their MSC or other drop location and, in certain circumstances, to place equipment in their space at a cell site.

We purchase equipment from major telecommunications equipment manufacturers and typically maintain multiple vendors for critical types of network equipment in order to ensure availability and reliability of supply. We have designed our network to use equipment that is widely available in high volume and deployed in large scale worldwide.

Advances in technology and increased competition among manufacturers have led to the development of new network equipment, such as antennas, which are less costly, more compact and capable of supporting higher transmission capacities. This has led to several economic and operational benefits for us including lower rent expense, reduced structural analysis costs and deployment lead times, increased flexibility in equipment placement, and zoning fee reductions.

We manage the deployment of our networks using both internal resources as well as national and regional telecommunications contractors. In mature markets, our own local team may lead market expansion projects or direct local telecommunications contractors. For new markets where we do not yet have an established presence, we typically engage a major telecommunications deployment partner to manage the network deployment.

We manage and monitor our networks on a 24 hour per day, seven day per week basis from our NOCs (“Network Operating Center”). We operate a primary NOC in San Francisco, California, with a back-up system in Dallas, Texas and monitoring capabilities in Pittsburgh, Pennsylvania. Through our scalable backoffice systems and business processes, we enable customers to have visibility across the network and to access an integrated suite of management tools that provides insight into network status and repair activities. Our online reporting applications and processes enable increased service quality as they allow for immediate analysis of network faults and as a result, minimize repair times and outage minutes per T-1.

The following table summarizes our license holdings and total channel pops in the 50 largest U.S. markets.

License Holdings and Channel Pops in All Markets

Basic Economic Area	24 GHz SMSA Licensed Channels(1)	39 GHz BEA Licensed Channels(2)	Total Channel Pops(3)
New York, NY	5	4	115.9
Los Angeles, CA	5	4	115.8
Chicago, IL	5	3	71.1
Washington, DC/Baltimore, MD	5	3	62.1
San Francisco, CA	5	4	55.1
Detroit, MI	5	5	54.5
Philadelphia, PA	4	4	49.5

Dallas, TX	5	3	48.5
Houston, TX	5	3	43.1
Atlanta, GA	5	3	38.8
Boston, MA	5	3	35.4
Miami, FL	5	3	29.2
Seattle, WA	5	3	26.6
Minneapolis, MN	5	2	25.8
Phoenix, AZ	5	2	25.3
Cleveland, OH	5	4	25.1
Pittsburgh, PA	4	5	24.5
St. Louis, MO	5	3	23.2
San Diego, CA	4	2	22.9
Tampa, FL	5	2	18.9
Portland, OR	4	4	18.6
Indianapolis, IN	4	4	17.9
Denver, CO	2	3	17.4
San Antonio, TX	4	4	16.4
Kansas City, MO	4	4	15.9
Orlando, FL	1	4	14.6
Puerto Rico	0	1	14.4
Sacramento, CA	4	2	13.0
Milwaukee, WI	4	3	12.8
Columbus, OH	2	4	12.1
Cincinnati, OH	3	3	11.9
Salt Lake City, UT	1	3	11.5
Raleigh, NC	1	6	11.5
Nashville, TN	1	4	10.7
New Orleans, LA	1	5	9.9
Oklahoma City, OK	1	5	9.5
Greenville, SC	1	3	9.1
Charlotte, NC	1	4	9.0
Rochester, NY	1	5	8.5
Albany, NY	1	5	8.4
Syracuse, NY	1	4	8.3
Jacksonville, FL	1	4	8.1
Austin, TX	1	5	7.8
Las Vegas, NV	1	2	7.5
Grand Rapids, MI	0	4	7.5
Memphis, TN	1	3	6.8
Louisville, KY	1	4	6.7
Norfolk, VA	2	3	6.7
Buffalo, NY	1	4	6.6
Birmingham, AL	1	3	5.7
Total Top 50 Markets	148	177	1,236.1
Grand Total All Markets and Legacy Licenses	179	753	1,509.7

(1)           SMSA licenses represent those licenses granted by the FCC that encompass Statistical Metropolitan Service Areas. Each channel represents 80 MHz.

(2)           BEA licenses represent only those licenses granted by the FCC that encompass Economic Areas. FiberTower holds additional licenses that represent areas that overlap Basic Economic Areas and have different regulatory characteristics. These licenses are referred to as “legacy” licenses. Each channel represents 100 MHz.

(3)           Total channel pops shown in millions of pops per Basic Economic Area (based on 2000 census data).

Product and Services

As of December 31, 2006, we offered backhaul services to major wireless carriers in 12 markets across 3 geographic regions in the United States. In addition, we have begun to develop two additional markets in Atlanta, Georgia and the Carolinas.

Current Markets Served

South Region	Midwest Region	Northeast Region
Dallas/Fort Worth	Detroit	Boston
San Antonio/Austin/Waco	Pittsburgh	New York/New Jersey
Houston	Cleveland	Washington DC/N. Virginia/S. Maryland
Denver	Chicago
West Florida

Backhaul bridges the distance between cell sites and the landline fiber optic infrastructure. Our service provides this link wirelessly using PTP connections linked together to form a network capable of connecting customer sites to a FEP with access to wireline fiber optic networks for further connection to the carrier’s MSC.

We sell these services directly to wireless carriers, generally under multi-year service contracts. We provide service in increments of T-1s and can provide bulk capacity services (e.g., 8 T-1s, 12 T-1s). Our connections are designed to support all voice, video and data applications and all air interface technologies currently required or requested in the future by our customers.

Sales and Marketing

Our national sales organization includes direct sales groups focused on two types of customers: national carriers and regional carriers. National carriers typically have presence in all or most of our deployed markets whereas regional carriers usually have presence in a subset of our markets.

Our sales organization also includes a sales operations function that provides sales engineering, research, proposal development and customer development support. The extended sales team is comprised of field personnel who develop local customer relationships, working closely with sales teams on customer communications and programs.

Our marketing organization focuses on a range of integrated pricing, product development and market analytics, including site selection, market selection, market demand forecasting, new market survey and attributes research, custom database development and pricing.

Our customers are national and regional wireless carriers. We have entered into master services agreements with Cingular, Leap, Metro PCS, Sprint Nextel, T-Mobile and Verizon Wireless.

REGULATORY ENVIRONMENT

Government Regulation

Our wireless broadband services are subject to regulation by the FCC, and we may be subject to regulation by state and local governmental agencies. At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless transmissions) and has exclusive jurisdiction over all interstate telecommunications services (those that originate in one state and terminate in another state.) State regulatory commissions have jurisdiction over intrastate communications (those that originate and terminate in the same state). Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements and requiring installation permits. The regulations of these agencies are continually evolving through rulemakings and other administrative and judicial proceedings, and there is no guarantee that in the future regulatory changes will not have an adverse effect on our business. In addition, Congress regularly considers legislation that, if enacted, may impact the communications sector. As a regulated entity, we may face additional obligations and costs in connection with such legislation.

Federal Regulation

FCC Licensing.   As an FCC licensee and FCC regulated entity, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing our licenses and radio equipment, and rules related to construction and operation of our services. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under certain circumstances, including certain violations of FCC rules, our licenses may be revoked, canceled or conditioned, or we may be fined. Among other things, the Communications Act of 1934, as amended, and the FCC rules and regulations impose requirements on radio licensees and carriers that include regulations on the ownership, operation, acquisition and sale of the broadband operating radio systems that are needed to provide the services we offer.

Wide-area licensing.   We hold wide-area licenses in the 24.25-24.45 GHz and 25.05-25.25 GHz (24 GHz) and 38.6-40.0 GHz (39 GHz) bands. The operational rules generally provide significant flexibility to licensees operating in both the 24 GHz and 39 GHz bands. For example, licensees are permitted to offer point-to-multipoint and point-to-point services, and, at least in the 39 GHz band, will be permitted to provide mobile services upon adoption of inter-licensee coordination policies.

Point-to-point licensing.   In addition to our 24 GHz and 39 GHz licenses, we also provide transmission links utilizing licensed spectrum granted by the FCC in other bands, including 6 GHz, 10 GHz, 11 GHz, 18 GHz and 23 GHz bands. Unlike the 24 and 39 GHz wide-area licenses, the FCC grants specific fixed wireless point-to-point links in these bands. The licensee may only operate from the exact geographic coordinates identified on the license. Any changes that require operation at another coordinate require either a license modification or a new license. The FCC generally processes such applications for point-to-point microwave license on a routine basis.

License Renewal.   Our wide-area 39 GHz and 24 GHz licenses are granted for initial ten-year terms with renewal dates ranging from 2007 to 2014. To renew our licenses, we must demonstrate that at the time of renewal we have provided “substantial service,” as determined by the FCC. The “substantial service” requirement also applies to construction of the licensed frequencies. According to the FCC’s regulations, failure to construct the frequencies within the license term leads to automatic forfeiture of the license. While it is clear that the FCC’s use of the “substantial service” concept for license construction and renewal was intended to afford licensees’ additional security that their licenses would be renewed, the FCC has not had any significant occasion to construe the requirement.

For the 39 GHz and 24 GHz bands, the FCC intended that the substantial service test would provide licensees some flexibility in demonstrating usage of their spectrum. The FCC has adopted a “safe harbor” test so that licensees have some certainty in how to meet the substantial service test. For example, for 39 GHz licensees offering point-to-point service, the FCC has said that the construction of four links per channel per million persons in the license area will meet the substantial service test. For 24 GHz point-to-point/multipoint licensees the FCC has said that a showing of four links per million persons within a service area or service to an area that has very limited access to either wireless or wireline telecommunications services will meet the substantial service test. While the safe harbors are intended to provide guidance, it is not the only way for licensees to demonstrate substantial service. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering service to underserved consumers; however, there is little precedent in this area at this time. Accordingly, we believe that the level of service that will be considered “substantial” by the FCC at renewal may vary depending upon our type of product offering. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 and 39 GHz licenses, but believe that our licenses will be renewed based on our significant network investment and expanding geographic coverage. However, since we are required to demonstrate substantial service at the time the licenses are renewed, the FCC could choose to revoke licenses that do not meet the substantial service safe harbor. The substantial majority of the licenses are not up for renewal until 2010 to 2011.

The point-to-point licenses that we possess also have a ten year term and, as long as the point-to-point link remains operational, may be renewed by paying a minimal license renewal fee.

License Expiration Extension Waiver.

On October 6, 2006, we filed a request with the FCC seeking to have the terms and construction requirements of 214 “rectangular service area” 39 GHz band licenses extended. All of these licenses are scheduled for renewal within the next year. They represent approximately 15% of our total wide-area license holdings channel pops. We have asked the FCC to grant waivers to extend the licenses and waive the requirement that we demonstrate that we have provided substantial service at renewal until October 18, 2010, at which time other similar licenses we hold will be due for renewal. Our request is predicated upon the favorable changes in demand and technology since the earlier failures to commercialize the 39 GHz band, the efficiency of focusing on renewing our similarly situated wide-area licenses at the same time, and on the additional scale and scope available to FiberTower as a result of the Merger. On January 31, 2007 the FCC acted upon our request providing a blanket 6 month extension until August 1, 2007 to complete construction for all the licenses with expiration dates between November 15, 2006 and June 9, 2007 (162 licenses). The remaining 52 licenses possess expiration and build-out dates that occur after August 1, 2007.

Spectrum Leasing.   The FCC has also adopted regulations permitting certain classes of licensees, such as 24 GHz and 39 GHz licensees, to lease a portion, or all, of their spectrum to third parties. We refer to those regulations as the Secondary Market Ruling. The FCC’s spectrum leasing rules are generally designed to promote a secondary market for spectrum and provide a number of options for leasing depending upon the degree of control that the lessee desires to be afforded. Since the ruling, we believe that the transaction costs associated with meeting FCC documentation requirements for any kind of spectrum leasing have decreased from over $20,000 per lease to a negligible amount. While generally beneficial to licensees, the FCC’s leasing rules may introduce additional competition to the types of services and products that we offer. Moreover, the FCC spectrum leasing rules could be modified in a manner that is not favorable to our business.

Band Sharing.   Licenses in the 39 GHz band are subject to an arrangement between the FCC and the Department of Industry of Canada regarding sharing between broadband wireless systems along the U.S.-Canada border. Additionally, this band is subject to satellite power flux density limits which might limit our ability to provide service in certain conditions if certain satellite systems receive the right to operate.

Auctions.   Since 1994, the FCC has conducted auctions of licenses for spectrum. In July 2004, the FCC auctioned seven 80 MHz licenses for 24 GHz spectrum in 176 Basic Economic Areas (BEA, or BEAs) covering the entire United States. As discussed below, the purchaser’s use of the spectrum was limited to areas outside our 24 GHz spectrum holdings. Since we held the most populous areas in many of the BEAs, the purchaser would be barred from operating in the metropolitan sections with arguably the most business potential. In the auction only seven licenses covering 12.8 million pops were purchased, including one by us.

Our 24 GHz licenses are for geographic areas known as SMSAs (Standard Metropolitan Statistical Area) and were originally awarded to Teligent a company from who we acquired the licenses in 2005, as replacement spectrum due to rebanding in the 18 GHz band. Importantly, new licensees in the 24 GHz band, who may be authorized for service areas larger than the SMSAs, must protect operations conducted under our authorizations in order to not interfere with our business.

The availability of more spectrum in the 24 GHz or 39 GHz band could increase the number of entities with which we compete. In the future, the FCC could decide to hold another 24 GHz auction. The FCC still controls a substantial amount of 39 GHz spectrum. The FCC could auction this spectrum in the future, increasing the number of entities that hold this spectrum. Additionally, in a pending proceeding, the FCC is considering the allocation and licensing by auction of additional spectrum in the 37-38.6 GHz range. In the future, the FCC could make available additional spectrum between 10 and 40 GHz.

SafeView’s SafeScout Interference Issues.   On September 5, 2006, we filed with the FCC a Petition for Reconsideration of the FCC’s August 4, 2006 Order granting a waiver to SafeView, Inc. to permit the certification, marketing, and operation of SafeView’s SafeScout imaging device under Part 15 of the FCC’s Rules. The SafeScout is a device that uses imaging technology to detect contraband or weapons carried by individuals, and would be particularly useful in airports. The FCC noted that, by operating as a Part 15 unlicensed device, the SafeScout must accept harmful interference and not cause interference to primary licensees. In addition, the FCC imposed certain conditions on SafeView’s operation of the SafeScout, including limiting installations to indoor areas and maintaining a database of installed devices. Despite these steps, however, we believe that primary licensees in the 24 GHz band deserve more precise tools for managing potential harmful interference issues, especially in and around airports, where microwave services such as those provided by us are used by airport authorities and others. We filed a petition for reconsideration on September 5, 2006. Our petition has been supported in reply comments filed by the Fixed Wireless Communications Coalition. The petition remains pending before the FCC, and in the event that the FCC does not act on our petition, we face some risk of interference when operating near the SafeScout.

Policies and Service Rules for the Broadcasting-Satellite Service.   In June 2006, the FCC released a further Notice of Proposed Rulemaking specifically seeking to promote prompt commencement of the 17/24 GHz Broadcasting Satellite Service, or BSS, which is intended to introduce a new generation of broadband services to residential and business subscribers in the United States. The proposed BSS use includes ground-to-satellite uplinks in spectrum that overlaps with part of the 24 GHz spectrum for which we are licensed. In the proceeding, the FCC seeks comment on (1) whether the existing power limits for satellite earth stations in bands shared co-equally with terrestrial radio communications services are appropriate, and (2) whether the antenna pattern requirements applicable to BSS feeder-link stations should be modified to relieve the coordination burden on either BSS or 24 GHz or both services. We filed comments on October 16, 2006 and reply comments on November 15, 2006 concerning the technical requirements for inter-service operations and sharing in the 24 GHz band designed to assure that interference concerns are minimized or eliminated.

Unbundled Network Elements.   As of  March 11, 2006, incumbent local exchange carriers, or ILECs, are no longer required to lease certain parts of their network at favorable costs to their competitors. Instead, Competitive Local Exchange Carriers, or CLECs, and others that had been using these unbundled network elements from the ILECs must obtain them from other sources or negotiate new supply arrangements with ILECs. This ruling affected mass market local switching and, in many circumstances, DS-1 and DS-3 local access and transport. Nonethless, in the FCC’s recent approval of the AT&T/BellSouth merger, the FCC conditioned their approval upon the merged company continuing to provide certain unbundled network elements at current rates for a period of time to our competitors. It also required certain ILECs to offer similar prices in their areas to competitors to obtain those rates from AT&T. We expect that there may be some instances when competitive carriers will seek alternative (non-ILEC) services, and we hope to serve those carriers with broadband, fixed wireless transport solutions.

Private Carriage.   Although there has been a narrowing of the differences in regulatory requirements applicable to common carriers and private transmission companies in recent years, the FCC regulations applicable to common carriers remains more extensive. Generally, the Communications Act regards firms that offer transmission services directly to the public for a fee as common carriers. We currently offer our fixed wireless services to particular customers with specific needs on an individual contract basis. We do not hold ourselves out to the public for the provision of our services. As such, we believe we operate as a private carrier and are not subject to the FCC’s common carrier regulations. Nonetheless, the FCC could determine that we are operating as a common carrier, and as a result, determine that we are subject to our common carrier rules and regulations which would likely increase our costs of providing service and could have an adverse impact on our business operations, revenues, and profitability.

State Regulation

Our services are non-switched wireless transmission links that we offer on a private, rather than on a common carrier basis. However, if one or more states determines that we are providing intrastate, common carrier service, we would be subject to state regulation in those states. Regulations vary in each state, but if we are deemed to be providing intrastate service, we may be required to apply for and maintain Certificates of Public Convenience and Necessity in some or all of the states in which we have operations. We also may be required to fulfill other state requirements, such as file tariffs, reports and contribute to state universal service funds, among other things.

Employees

As of December 31, 2006, we had 219 employees, of whom 25 were in Sales and Marketing; 137 were in Engineering, Market/Field Operations, and Network Operations; and 57 were in General and Administrative.

None of our employees are represented by a collective bargaining agreement. We believe our relations with our employees are good and that our continued success will depend, in part, on our ability to attract and retain highly qualified and motivated employees and on maintaining positive working relations with current employees.

ITEM 1A.   RISK FACTORS

While the following are the risks and uncertainties we believe are most important for you to consider, you should know that they are not the only risks or uncertainties facing us or that may adversely affect our business. If any of these risks or uncertainties actually occurs, our business, operating results or financial condition may be materially adversely affected. Additional risks and uncertainties not presently known to us or that are not currently believed to be important to you also may adversely affect our company.

Risks Relating to Our Industry and Business

We may not realize the anticipated benefits of the Merger due to challenges associated with integrating the companies or other factors.

The success of the Merger will depend in part on the success of our management in integrating the operations, technologies and personnel of First Avenue and Old FiberTower. Our inability to meet the challenges involved in successfully integrating the operations of these companies or otherwise to realize any of the anticipated benefits of the Merger could seriously harm our results of operations. In addition, the overall integration of the two companies may result in unanticipated operations problems, expenses, liabilities and diversion of management’s attention. The challenges involved in integration include:

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

In accordance with United States generally accepted accounting principles, we have accounted for the Merger as a reverse acquisition of First Avenue using the purchase method of accounting, which may result in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we have allocated the total purchase price to First Avenue’s net tangible and identifiable intangible assets based on their fair values as of the date of completion of the Merger, and have recorded the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the Merger. In addition, to the extent the value of goodwill or other intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets. These amortization and potential impairment charges could have a material impact on our results of operations.

For U.S. federal income tax purposes, there is a significant risk that we will not be able to deduct the interest on the Notes. We may be limited in our ability to use some or all of the First Avenue’s and Old FiberTower’s net operating losses for U.S. federal income tax purposes, which may increase our tax liability in future years.

There is a significant risk that the interest on the Notes will not be deductible for U.S federal income tax purposes. In addition, changes in the ownership of First Avenue as a result of the Merger may cause there to be an annual limitation on FiberTowers’ use of First Avenue’s net operating loss carryforwards that arose prior to the Merger. Such limitation would be imposed in addition to any annual limitations on the use of such net operational losses that resulted from prior ownership changes. Similarly, changes in the ownership of Old FiberTower as a result of the Merger may cause there to be an annual limitation on the use of its net operating loss carryforwards that arose prior to the Merger. Such limitation also would be imposed in addition to any annual limitations that arose from prior ownership changes of Old FiberTower. Since we do not currently generate taxable income and therefore cannot currently make use of any of our net operating losses, we have not yet performed the analysis to determine whether such changes of control have occurred, but we believe it is like that they have. Furthermore, we may experience future ownership changes that may limit our use of net operating losses. Limitations on the use of First Avenue’s and Old FiberTower’s net operating losses may increase our U.S. federal income tax liability in future years and could cause some of these net operating losses to expire unused. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes.”

We expect to incur negative cash flows and operating losses for at least the next few years.

The Company has generated operating and net losses since our inception, and we expect that we will continue to generate significant operating and net losses and negative cash flows for the next few years. We may not achieve or sustain profitability in the future. Our ability to achieve profitability will depend, in part, on our ability to:

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

To service our indebtedness we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our business does not currently generate sufficient cash flow from operations to service the interest on the $402.5 million of Convertible Senior Secured Notes (“Notes”) that were sold on November 9, 2006. As a result, we deposited into an escrow account $68.5 million of the net proceeds from the Notes offering,  which together with the proceeds from the investment thereof, will be sufficient to make the first four interest payments on the Notes. Thereafter, we have the option to pay interest on the next four interest payment dates in additional notes. Our ability to pay our expenses and make payments due on the Notes therefore depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to pay interest or repay indebtedness, including the Notes, or to fund other liquidity needs. If we do not have sufficient funds, we may be required to sell assets or incur additional debt, or we may need to refinance all or a portion of our indebtedness, including the Notes, at or before maturity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the Notes and our ability to pay interest and the amounts due under the Notes.

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

We may require significant funds in the future, which may not be available to us to operate and expand our business.

As of December 31, 2006, we had unrestricted cash, cash equivalents certificates of deposit and short term investments of $365 million. However, our business is capital intensive, and we may require additional funds to fund capital expenditures and pay operating expenses at some point in the future. We may be unable to secure additional financing when needed, on acceptable terms, or at all, for these purposes. Any such financing could be subject to onerous terms and could be very dilutive to our stockholders. If we are unable to secure capital when needed, our business plans could be adversely affected and our results of operations could suffer.

We invest significant resources into developing sites that may not necessarily generate significant revenues in the future.

Prior to 2005, Old FiberTower constructed networks where each site had committed customer orders prior to any network design or deployment activities. Beginning in late 2005, in order to shorten the time a customer was required to wait between commitment and initial service delivery, Old FiberTower implemented a strategy to deploy networks where not all sites had committed customer orders at the start of deployment. Accordingly, we have an inventory of sites where T-1s are available for sale following completion of a deployment project, including some sites where no T-1s have yet been sold. As of December 31, 2006, we had 1,996 deployed sites, with 1,329 sites then being used to deliver services to customers and generating revenues. We incur significant costs in constructing and developing a site, and if we are unable to generate sufficient revenues from the site in the future, our business and financial condition would be adversely affected.

Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact the price of the notes and our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to include, in this Annual Report on Form 10-K for the fiscal year ending December 31, 2006, management’s assessment of the effectiveness of First Avenue’s internal control over financial reporting. For the fiscal year ended December 31, 2007, we will be required to include management’s assessment of the effectiveness of the combined company’s internal control over financial reporting. Furthermore, our independent registered public accounting firm will be required to attest as to whether management’s assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and to separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting. Old FiberTower, as a privately held company, had not been required to review or assess its internal control procedures. For the fiscal year ending December 31, 2007, we will be required to modify and apply the disclosure controls and procedures, internal controls and related corporate governance policies to include the current operations of Old FiberTower. If we fail to timely complete the development of our internal controls as a combined company and management is unable to make this assessment, or if the independent registered public accounting firm cannot timely attest to this assessment, we could be subject to regulatory sanctions, which could harm our results of operations, or we could experience a loss of public confidence in our internal controls and the reliability of our financial statements, which ultimately could negatively impact the price of the notes and our common stock.

Material weaknesses in our internal control over financial reporting could lead to loss of public confidence in our financial statements and negatively impact the price of our common stock.

As discussed in “Item 9A. Controls and Procedures”, our management has identified and reported to our audit committee and our independent registered public accounting firm, the following material weakness in our internal control over financial reporting. The scope and complexity of our operations increased during late 2006, principally as a result of the merger between Old FiberTower and First Avenue, and our subsequent convertible debt offering. As a result, we do not have a sufficient number of accounting personnel with the relevant technical accounting and financial reporting experience and skills, and we lack the requisite accounting systems (which were largely non-integrated as of December 31, 2006), to facilitate the preparation of timely and accurate consolidated financial statements, particularly with respect to accounting for significant unusual transactions. Consequently, material errors occurred, or have the potential to occur, in our (i) goodwill and deferred income tax liability accounts and (ii) embedded derivative financial instruments and other income and expense accounts, as well as in the related financial statement disclosures. Therefore, we recorded a number of adjustments to our 2006 consolidated financial statements, and related disclosures, prior to their inclusion in this report.

As a result of this material weakness in our internal control over financial reporting, our CEO and CFO have concluded that, as of December 31, 2006, our disclosure controls and procedures and our internal control over financial reporting were not effective. We are implementing and will continue to implement measures intended to address this material weakness and improve our internal control over financial reporting. If these measures are insufficient to address the issues raised, or if we discover additional internal control deficiencies, (1) we may fail to meet reporting requirements established by the SEC, (2) we may fail to meet our obligations under the terms of our convertible notes and our future indebtedness, (3) our financial statements may contain material misstatements and require restatement and (4) our business and operating results may be harmed. The restatement of previously issued financial statements could also expose us to legal risk. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions by our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

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

A single customer has accounted for 70% or more of our revenues for each year of our operations.

Cingular has been our largest customer and has historically accounted for more than 80% of our  revenues from 2003-2005. In 2006, Cingular accounted for 70% of our revenues. If we were to lose Cingular as a customer, or if Cingular reduced their usage of our services or became financially unable to pay our charges, our business, financial condition and operating results would be harmed. In addition, if Cingular were to encounter financial difficulties, our business could be adversely affected.

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

Slowdowns in the U.S. economy or in the telecommunications industry in the future may impact consumer demand for wireless services, thereby reducing demand for our backhaul services, or negatively impact the debt and equity markets, thereby reducing demand for our services by causing wireless carriers to delay or abandon implementation of new systems and technologies, including 3G and other wireless broadband services. Further, the threat of  terrorist attacks and the political and economic uncertainties resulting there from and other unforeseen events may impose additional risks upon and adversely affect the wireless telecommunications industry and our business.

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

If we do not retain, obtain or maintain rights to use licensed spectrum in one or more markets, we may be unable to operate in these markets, which could harm our business and our ability to execute our business strategy.

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

As an FCC licensee, we are subject to extensive regulatory oversight. For example, the FCC imposes requirements on the construction and technical aspects of the operation of our licenses and wireless communication systems and on the nature of the services that we can provide within a particular frequency band. The FCC’s regulations also require various regulatory filings and fees. The FCC may find that our filings made and fees paid are insufficient. The FCC also may find that the operation of our licenses or wireless communication systems violates the FCC’s rules or policies. Findings of violations by the FCC may result in fines and/or sanctions. Moreover, under some circumstances, our licenses may be canceled or conditioned, and in extreme cases, our licenses may be revoked. In addition, the FCC could change our regulations of our operations and licenses, which could impact our business. The FCC also could change our regulation of our wireless customers that are using our backhaul services, thereby impacting our operations and growth.

Our FCC licenses may not be renewed upon expiration, which could limit the expansion of our business and our ability to serve our customers and could harm our operating results.

Our spectrum licenses in the 24 GHz and 39 GHz bands are granted for ten-year terms with renewal dates ranging from 2007 to 2014. For our 24 GHz and 39 GHz licenses to qualify for renewal, we must demonstrate that we have provided “substantial service” by the end of the term of each license. The FCC’s substantial service renewal standard for both the 24 GHz and 39 GHz licenses is intended to provide licensees with flexibility in demonstrating usage of their licenses. The FCC’s “safe harbor” test provides licensees with a degree of certainty as to how to comply with the substantial service requirement. For example, for 39 GHz licensees offering point-to-point service, the FCC has said that the construction of four links per channel per million persons in the license area will meet the substantial service test. For 24 GHz point-to-point/multipoint licensees the FCC has said that a showing of four links per million persons within a service area or service to an area that has very limited access to either wireless or wireline telecommunications services will meet the substantial service test. While the safe harbors are intended to provide guidance, they are not the only way for licensees to demonstrate substantial service. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering services to underserved consumers; however, there is little precedent in this area at this time. Accordingly, we believe that the level of service that will be considered “substantial” by the FCC at renewal may vary depending upon our type of product offering. Further, the FCC may modify our perception of substantial service and, in the future, we may offer services for which the FCC establishes more stringent substantial service requirements. The loss of some of our licenses could limit the expansion of our business and harm our operating results.

We are required to demonstrate substantial service at the time the licenses are renewed, and the substantial majority of our licenses will be up for renewal commencing in 2010. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 and 39 GHz licenses but believe that our licenses will be renewed based on our significant network investment and expanding geographic coverage. However, since we are required to demonstrate substantial service at the time licences are renewed, the FCC could choose to revoke licences that do not meet the substantial service safe harbor.

On October 6, 2006, we filed a request with the FCC seeking to have the terms and construction requirements of 214 “rectangular service area” 39 GHz band licenses extended. All of these licenses are scheduled for renewal at various dates before December 31, 2007. They represent approximately 15% of our total wide-area license holdings channel pops. We have asked the FCC to grant waivers necessary to extend the licenses and our required demonstration that we have provided substantial service at renewal until October 18, 2010, at which time other similar licenses we hold will be due for renewal. Our request is predicated upon the favorable changes in demand and technology since the earlier failures to commercialize the 39 GHz band, the efficiency of focusing on renewing our similarly situated wide-area licenses at the same time, and on the additional scale and scope available to FiberTower as a result of the Merger. On January 31, 2007 the FCC acted upon our request providing a blanket 6 month extension until August 1, 2007 to complete construction for all the licenses with expiration dates between November 15, 2006 and June 9, 2007 (162 licenses). The remaining 52 licenses possess expiration and build-out dates that occur after August 1, 2007.

The value of our FCC licenses could decline, which could materially affect our ability to raise capital, and could have a material adverse effect on our business and the value of our stock and the collateral for the notes.

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

Also, if the value declines, impairment charges might be necessary which would negatively impact operating results and might lead to a conclusion that the FCC spectrum assets are no longer indefinite lived intangible assets in which case they would then have to be amortized over their remaining useful lives which would negatively impact results of operations.

Our reliance upon spectrum licensed by the FCC includes additional risks.

Our use of FCC-licensed spectrum imposes additional risks on our business, including:

•       increases in spectrum acquisition costs;

•       adverse changes to regulations governing spectrum/licensee rights;

•       the risk that spectrum will not be commercially usable or free of harmful interference from licensed or unlicensed operators in our or adjacent bands;

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

If one or more states determines that we are providing intrastate, common carrier service, we may be required to obtain regulatory authorizations in those states and/or be subject to fines or sanctions for failure to obtain regulatory authorizations in those states. As a result, we may be required to apply for and maintain Certificates of Public Convenience and Necessity in those states. We also may be required to fulfill other state requirements, such as filing tariffs and reports and contributing to state universal service funds, among other things. Such additional regulation would increase our costs.

We may be required to make certain FCC filings in the future and may be subject to fines and or sanctions for failure to file in the past.

Prior to the merger with Old FiberTower, First Avenue had taken the position that it was not obligated to submit certain revenue reporting forms required by the FCC’s rules to be filed by certain providers of telecommunications services. These forms are the basis of payments assessed by the FCC in support of universal service, numbering administration, telecommunications relay services for the deaf, and local number portability. There can be no assurance that the FCC will accept First Avenue’s interpretation of its filing obligations in this respect. The FCC could determine that such revenue reporting filings should have been made and that FiberTower should be assessed a fine and/or be required to make any and all payments such filings might necessitate. While Old FiberTower filed such revenue reporting forms prior to the Merger, those revenues did not meet the FCC’s threshold for Old FiberTower to make payments to the FCC’s programs described above. There can be no assurance that the FCC would accept a decision by FiberTower to suspend such filings in the future.

FCC Regulation of radio frequency emissions and radio frequency environments may increase our costs and/or limit our operations.

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

FCC approval for conversion of the Notes, if required, may not be forthcoming or may result in adverse conditions to our business or to the holders of the Notes.

If the conversion of the Notes into shares of our common stock would cause a change in control of FiberTower under the Communications Act of 1934, as amended and the FCC’s rules, regulations or policies promulgated thereunder, the prior approval of the FCC would be required prior to any such conversion. There can be no assurance that, at the time the conversion is contemplated, the FCC would grant such an approval, or that the FCC would grant such an approval without adverse conditions.

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

We will also depend on the continuing operation of our information technology and communications systems. Any damage to or failure of these systems could result in interruptions in service. Interruptions in service could reduce revenues and harm operating results, and our brand could be damaged if people believe the network is unreliable. These systems are also vulnerable to damage or interruption from earthquakes, terrorist attacks, riots, acts of war, floods, tornadoes, hurricanes, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some systems are not fully redundant, and disaster recovery planning may not be adequate. The occurrence of a natural disaster or unanticipated problems at any network center could result in lengthy interruptions in service and adversely affect operating results.

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

We lease communications facilities from the owners of towers, rooftops, water towers, utility poles and other structures. We typically seek five year initial terms for our leases with three five year renewal options. The options are generally at our option with a window of 90 to 180 days before the expiration of each term in which to terminate the agreement. Our leases in the Austin, Dallas, San Antonio and Waco, Texas markets will begin to come up for renewal in the third and fourth quarters of 2007. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, we would have to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew leases on satisfactory terms, our business would be harmed.

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

We believe that, as a result of the above listed factors, our quarterly revenues and results of operations may vary significantly in the future and that period-to-period comparisons of operating results may not be meaningful. You should not rely on historical results as an indication of future performance.

We have experienced growth in recent periods. If we fail to manage future growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

We have substantially expanded our overall business, customer base, headcount and operations in recent periods. We increased our total number of full-time employees from 29 on December 31, 2003 to 219 on December 31, 2006. In addition, during this same period, we made substantial investments in network infrastructure, growing from 121 sites deployed and billing to nearly 2,000 sites deployed and over 1,300 deployed and billing sites as of December 31, 2006. We will need to continue to expand our business, including the number of billing sites. We anticipate that this expansion will require substantial management effort and significant additional investment in infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, as Old FiberTower was not previously a public company. Our historic expansion has placed, and our expected future growth will continue to place, a significant strain on managerial, administrative, operational, financial and other resources. If we are unable to manage growth successfully, our business will be harmed.

Acquisitions could result in operating difficulties, dilution and distractions from our core business.

We may evaluate potential strategic transactions in the future, including acquisitions. The process of acquiring and integrating a company, business or technology is risky, may require a disproportionate amount of management or financial resources and may create unforeseen operating difficulties or expenditures. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill or intangible assets, any of which could harm our financial condition. Future acquisitions may require additional equity or debt financing, which may not be available on favorable terms, or at all.

Our substantial level of indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations under the Notes and our other indebtedness.

As of December 31, 2006, we have total indebtedness of $403.8 million, consisting of the Notes. The indenture governing the Notes will also allow us to enter into a senior secured credit facility and incur certain other additional indebtedness, including pari passu senior secured indebtedness in certain circumstances.

Our substantial indebtedness could have important consequences and significant effects on our business, including the following:

•       it may make it difficult for us to satisfy our obligations under the Notes and our other indebtedness and contractual and commercial commitments and, if we fail to comply with these requirements, an event of default could result;

•       we must use a substantial portion of our cash flow from operations to pay interest on the Notes and our other indebtedness, which will reduce the funds available to us for other purposes;

•       our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes will be limited;

•       our flexibility in reacting to changes in our industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

•       we may be at a competitive disadvantage compared to our competitors that are not as highly leveraged.

Any of the above consequences could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under the Notes.

Rights of holders of Notes in the collateral may be adversely affected by the failure to have, obtain and/or perfect liens on certain assets.

Subject to certain exceptions, the liens securing the Notes will cover substantially all of our assets other than our FCC licenses and authorizations, whether now owned or acquired or arising in the future. Applicable law requires that certain property and rights acquired after the grant of a general security interest or lien can only be perfected at the time such property and rights are acquired and identified. There can be no assurance that the trustee or the collateral agent will monitor, or that we will inform the trustee or the collateral agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the lien on such after acquired collateral. The collateral agent for the Notes has no obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interests therein. Such failure may result in the loss of the lien thereon or of the priority of the lien securing the Notes.

Any foreclosure on the collateral that would result in a change of control would require various prior regulatory approvals from the FCC, as well as foreclosures on the assets, which may not be obtained in a timely fashion, if at all.

FiberTower Corporation, the issuer of the Notes, is a holding company, and therefore our ability to make any required payment on the Notes depends upon the ability of our subsidiaries to pay dividends or to advance funds.

FiberTower Corporation, the issuer of the Notes, has no direct operations and no significant assets other than the stock of our subsidiaries. Because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, including our required obligations under the Notes. However, each of our subsidiaries is a legally distinct entity, and while our domestic subsidiaries will guarantee the Notes, such guarantees are subject to risks. The ability of our subsidiaries to pay dividends and make distributions will be subject to, among other things, the terms of any debt instruments of our subsidiaries then in effect and applicable law. If distributions from our subsidiaries to us were eliminated, delayed, reduced or otherwise impaired, our ability to make payments on the Notes would be substantially impaired.

The Notes contain restrictive covenants that limit our operational flexibility.

The Notes contain covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These covenants include restrictions on our ability to:

•       incur or guarantee additional indebtedness or issue certain preferred stock;

•       pay dividends or make other distributions;

•       issue capital stock of our restricted subsidiaries;

•       transfer or sell assets, including capital stock of our restricted subsidiaries;

•       make certain investments or acquisitions;

•       grant liens on our assets;

•       incur dividend or other payment restrictions affecting our restricted subsidiaries;

•       enter into certain transactions with affiliates; and

•       merge, consolidate or transfer all or substantially all of our assets.

Our failure to comply with these restrictions could lead to a default under the Notes.

Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and the value of the Notes and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and the value of the Notes and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock or the value of the Notes. The price of our common stock could be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to develop involving our common stock. The hedging or arbitrage could, in turn, affect the trading price of the Notes.

Provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. For example, our certificate of incorporation provides that the Board of Directors can issue preferred stock at our discretion with respect to voting, conversion, distribution, and other rights given to stockholders, which may be used in a way to significantly dilute the ownership of a hostile acquiror. In addition, if a potential acquiror were to make a hostile bid for us, the acquiror would not be able to cumulate votes at a meeting, which would require the acquiror to hold more shares to gain representation on the Board of Directors than if cumulative voting were permitted. In addition, the members of our Board of Directors are elected on a staggered or classified basis, which could prevent or deter takeovers or changes in control by increasing the time it takes for a hostile acquiror to replace board members.

Section 203 of the Delaware General Corporation Law limits mergers and other business combination transactions involving 15% or greater stockholders of Delaware corporations unless certain board or stockholder approval requirements are satisfied. These provisions and other similar provisions make it more difficult for a third party to acquire us without negotiation. These provisions may apply even if the offer may be considered beneficial by some stockholders.

Our Board of Directors could choose not to negotiate with an acquiror that it did not believe was in our strategic interests. If an acquiror is discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by these or other measures, stockholders could lose the opportunity to sell their shares at a favorable price.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There were no unresolved written comments received from the staff of the Securities and Exchange Commission relating to our periodic reports filed under the Exchange Act of 1934.

ITEM 2.   PROPERTIES

Our executive offices are located in San Francisco, California, where we lease approximately 24,500 square feet of space. The lease continues through July 31, 2009 and does not include a renewal option. We do not own any real property.

We also have offices located in McLean, Virginia where we lease approximately 8,300 square feet of space. This lease ends in June 2007 when the office will be relocated to leased space contiguous with our Northeast Regional field office in Sterling, Virginia.

The following outlines significant leased properties and the square footage of these properties:

Approximate
City/State	Square Footage
San Francisco, CA (HQ and administrative)	24,500
McLean, Virginia (First Avenue headquarters)	8,300
Iselin, New Jersey (Sales and executive office)	8,400
Dallas, Texas (South Regional Field office)	5,400
Detroit, Michigan (Midwest Regional field office)	6,400
Sterling, Virginia (Northeast Regional field office)	4,600
Atlanta, Georgia (Southeast Regional field office)	3,360
Dulles, Virginia (warehouse)(month to month lease)	22,000
Herndon, Virginia (office space)(1)	33,400

(1)          Former corporate office of Teligent, a predecessor company, which has been subleased to third party.

FiberTower leases additional field operations office and warehouse space in Alpine, New Jersey; Brooklyn, New York; Broadview Heights, Ohio; Centennial, Colorado; Charlottsville, Virginia; Chicago, Illinois: Fort Worth, Texas; Foxboro, Massachusetts; Billerica, Massachusetts; Houston, Texas; Pine Brook, New Jersey; Tampa, Florida; San Antonio, Texas; Washington, District of Columbia; White Plains, New York; and Woodbridge, Illinois.

Our facilities are considered adequate for our current level of operations but may need to be expanded as the Company expands.

FiberTower also leases nominal space at over 2,300 buildings, towers or other structures for network equipment installations as of December 31, 2006.

ITEM 3.                LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. From time to time, we could become involved in various legal proceedings arising from the normal course of business activities. Depending on the amount and timing, an unfavorable resolution of a matter could materially affect our future results of operations, cash flows or financial position in a particular period.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Under Nasdaq Marketplace Rules, the approval of our stockholders was required to approve the issuance of shares of our common stock in excess of 28,767,197 shares (the “Share Cap”) upon conversion of the Notes. On November 8, 2006, certain of our stockholders, who collectively held approximately 52% of our outstanding common stock as of that date, approved by written consent the terms of the Notes and the issuance of shares of our common stock in excess of the Share Cap in accordance with the terms of the Notes. The actions by written consent were sufficient to approve the issuance of shares of our common stock in excess of the Share Cap without the affirmative vote of any other FiberTower stockholder.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Global Market under the symbol FTWR. Prior to the Merger on August 29, 2006, First Avenue, was traded on the NASDAQ Global Market under the symbol FRNS. Prior to June 20, 2005, First Avenue’s common stock was listed on the OTC Bulletin Board.

The market price range for the common stock for the last two fiscal years as reported on the NASDAQ Global Market or Over the Counter Bulletin Board, as applicable, is as follows:

Common Stock

	PRICE RANGE
	High	Low
Fiscal year ended December 31, 2006
First Quarter	$9.04	$5.01
Second Quarter	$15.90	$8.76
Third Quarter	$11.20	$6.00
Fourth Quarter	$9.63	$5.08
Fiscal year ended December 31, 2005
First Quarter	$13.50	$9.55
Second Quarter	$9.65	$4.75
Third Quarter	$6.89	$5.25
Fourth Quarter	$6.63	$4.89

On February 28, 2007, the closing price of our common stock as reported by the Nasdaq Global Market was $5.33 per share. There were 1,019 holders of record of our common stock on February 28, 2007.

We have not paid any cash dividends in the past and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the expansion of our business and fund ongoing operations for the foreseeable future. Our Convertible Senior Secured Notes issued November 9, 2006 restrict the payment of any dividends.

ITEM 6.   Selected Financial Data

The following selected historical financial data for the years ended December 31, 2006, 2005, and 2004 are derived from Old FiberTower’s audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data for Old FiberTower for the years ended December 31, 2003 and 2002 are derived from Old FiberTower’s audited financial statements not included in this Annual Report on Form 10-K.

On August 29, 2006, First Avenue completed the Merger with Old FiberTower. The Merger was accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting treatment, Old FiberTower was considered the acquiring entity and First Avenue was considered the acquired entity. First Avenue, as the surviving entity of the Merger, changed its name to FiberTower Corporation. The consolidated financial statements after the Merger reflect the financial results of Old FiberTower on a historical basis after applying the exchange ratio to historical share-related data, and include the results of operations of First Avenue from the effective date of the Merger. Accordingly, First Avenue’s financial statements included in our reports filed with the SEC prior to the Merger are not comparable to the historical financial statements included in the following selected financial data.

	Year Ended December 31
	2006	2005	2004	2003	2002
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Service revenues	$13,763	$6,224	$2,624	$736	$25
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	36,541	19,224	8,701	2,918	18
Sales and marketing	6,479	3,822	2,572	1,572	1,077
General and administrative	18,038	4,444	2,529	1,405	2,709
Depreciation and amortization	9,077	3,096	1,233	563	87
Total operating expenses	70,135	30,586	15,035	6,458	3,891
Loss from operations	(56,372)	(24,362)	(12,411)	(5,722)	(3,866)
Other income (expense):
Interest income	6,326	2,683	485	140	128
Interest expense	(7,680)	(223)	(138)	(37)	(1)
Miscellaneous income (expense), net	448	(7)	(1)	(7)	2
Other income (expense), net	(906)	2,453	346	96	129
Net loss	$(57,278)	$(21,909)	$(12,065)	$(5,626)	$(3,737)
Basic and diluted loss per share	$(1.11)	$(4.92)	$(3.66)	$(2.77)	$(2.23)
Weighted average number of shares used in per share amounts	51,542,046	4,457,456	3,297,796	2,030,067	1,676,046

	As of December 31
	2006	2005	2004	2003	2002
	(In thousands, except other operating data)
Balance Sheet Data:
Cash and cash equivalents	$345,174	$112,936	$25,620	$15,249	$10,228
Short-term investments	15,253	—	—	—	—
Restricted investments	70,522	3,480	—	—	—
Working capital	375,425	94,522	19,480	13,049	9,769
Property and equipment, net	171,612	77,199	26,823	7,690	1,910
FCC licenses	342,000	—	—	—	—
Goodwill	243,388	—	—	—	—
Total assets	1,216,478	195,849	57,102	24,067	12,880
Convertible senior secured notes	403,759	—	—	—	—
Other long term obligations	—	629	2,036	403	443
Convertible preferred stock	—	220,675	70,847	31,853	17,020
Stockholders’ equity (deficit)	673,822	(48,539)	(22,832)	(10,819)	(5,205)
Other Operating Data:
Number of sites deployed(1)	1,996	743	271	121
Number of customer locations billing	1,804	699	195	70
Number of sites billing	1,329	529	254	121
Number of billing T-1s on the network(1)	6,869	2,558	1,197	534

(1)             As a result of the Merger, First Avenue’s network of 79 deployed sites (all sold and billing) and 497 billing T-1s were added during 2006.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. For a variety of reasons, including those described in “Forward-Looking Statements” and “Risk Factors,” our actual results may differ materially. Except for our prices and unless otherwise specified, all dollar amounts presented under “Results of Operations” below are in thousands

Since the Merger was accounted for as a reverse acquisition, our historical financial statements for periods prior to the Merger are the historical financial statements of Old FiberTower and include the results of First Avenue from and after the Merger. As a result, our historical financial statements may not be indicative of our future results of operations.

Executive Overview

We provide backhaul services to wireless carriers. We began generating backhaul service revenue in 2003 by providing our services in Dallas, Texas. We have commercial relationships with 6 of the leading wireless carriers in the United States. As of December 31, 2006, we had 219 employees. We market our services solely in the United States through our direct sales force.

We use a variety of metrics to assess the growth and evaluate the performance of our operations. In addition to traditional financial evaluations, including performance against budget, we also consider non financial measurements, the most important of which are the number of sites deployed, number of sites billing, the number of customer locations billing and total T-1s billing. The number of sites deployed represents sites from which we could deliver our services in a particular market. Customer locations billing are carrier locations, at which we currently provide T-1s. A deployed site could have multiple customer (carrier) locations. The number of sites billing represents the number of deployed sites on which we currently have sold at least one T-1 to a customer. A T-1 is an increment of bandwidth that the Company sells of approximately 1.54 megabits per second.

We consider these to be key metrics because the number of sites constructed is a key factor in determining the amount of additional capital expenditures required to grow the network and the number of field personnel required to support our operations and sales growth. Sites billing, the number of customer locations billing and the number of T-1s per sites billing are all indicators of the productivity of the network.

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

Prior to 2005, our strategy was to construct networks only where a site had committed customer orders prior to any network design or deployment activities. Beginning in late 2005, in order to shorten the time a customer had to wait between commitment and initial service delivery, we implemented a new strategy to deploy networks where not all sites had committed customer orders at the start of deployment. As a consequence, we may have an inventory of sites where T-1s are available following completion of a deployment project, including some sites where no T-1s are being used to deliver services.

As of December 31, 2006, we had deployed 1,996 sites, of which 1,329 had billing customers. A deployed site may not yet be billing for various reasons including:

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

Service Revenues

We generate revenue by charging a monthly recurring charge per circuit (a circuit is one T-1 line). The durations of our customer contracts are generally three or five years.

We have derived more than 80% of our historic revenues from two customers, Cingular Wireless and Sprint Nextel as shown below:

	Year Ended December 31,
	2006	2005	2004
Cingular Wireless	70%	88%	86%
Sprint Nextel	14%	9%	14%

Accounts receivable from these two customers comprised the following percentages of our  total accounts receivable balances at December 31, 2006 and 2005:

	As of December 31,
	2006	2005
Cingular Wireless	85%	87%
Sprint Nextel	10%	10%

Cost of Service Revenues and Operating Expenses

Cost of service revenues are comprised primarily of engineering and maintenance personnel expenses, site lease expense for space leased at our sites, fiber service provider and fiber lease expenses, and costs associated with unsuccessful site acquisition. We expect cost of service revenues to increase significantly in future periods as we execute our business plan to grow our network operations into other geographic locations and the continuing effects of Statement of Financial Accounting Standards 123(R) (“SFAS 123(R)”), which relates to accounting for share-based payments for future grants.

Sales and marketing expenses are comprised primarily of compensation and related benefits and travel expenses. We expect sales and marketing expenses to increase in future periods as a result of expanding our operations and the continuing effects of SFAS 123R for future grants.

General and administrative expenses primarily consist of compensation and related benefits, recruiting fees, travel expenses, professional fees and insurance. We expect general and administrative expenses to increase in future periods as a result of expanding operations and the continuing effects of SFAS 123R for future grants.

Depreciation and amortization expenses primarily consist of depreciation related to the deployment of network sites and the amortization of debt issuance costs. We expect depreciation expenses to increase in future periods as a result of deploying and commencing depreciation on additional sites.

Challenges Facing Our Business

In addition to the risks described in the section entitled “Risk Factors,” there are various challenges facing our business including deploying in a predictable manner, scaling our business and managing growth, acquiring new customers on existing sites, the concentrated nature of our customers and the emerging nature of our market.

Deploying in a predictable manner can be challenging given the numerous landlords that we must deal with in order to lease space on sites, complying with the various zoning and permitting laws of different cities or districts, and managing the contractors involved with construction, program and project management. We have taken steps to reduce deployment unpredictability by engaging with large, well-established, turnkey vendors that are experienced in this area. Additionally, we concentrate on selecting sites owned by major tower operators with whom we already have agreements, which we believe will help minimize the risk of failing to negotiate a definitive lease for a site.

We are a rapidly growing company, and hiring qualified personnel and developing processes and systems rapidly are necessary in order to grow successfully. If we cannot hire qualified employees, manage our growth and develop these systems and processes successfully, our business would be adversely affected.

As described above, acquiring customers on existing sites in a timely fashion is important for appropriate return on the capital that we invest, particularly since we incur significant costs in preparing sites to become operational. In many cases, these costs are incurred well in advance of having committed revenue from a customer. Our business, financial condition and results of operations will be negatively affected if we do not obtain sufficient revenues from constructed sites.

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

Internal Controls

As discussed in “Item 9A. Controls and Procedures”, our management has identified and reported to our audit committee and our independent registered public accounting firm, the following material weakness in our internal control over financial reporting. The scope and complexity of our operations increased during late 2006, principally as a result of the merger between Old FiberTower and First Avenue, and our subsequent convertible debt offering. As a result, we do not have a sufficient number of accounting personnel with the relevant technical accounting and financial reporting experience and skills, and we lack the requisite accounting systems (which were largely non-integrated as of December 31, 2006), to facilitate the preparation of timely and accurate consolidated financial statements, particularly with respect to accounting for significant unusual transactions. Consequently, material errors occurred, or have the potential to occur, in our (i) goodwill and deferred income tax liability accounts and (ii) embedded derivative financial instruments and other income and expense accounts, as well as in the related financial statement disclosures. Therefore, we recorded a number of adjustments to our 2006 consolidated financial statements, and related disclosures, prior to their inclusion in this report.

As a result of this material weakness in our internal control over financial reporting, our CEO and CFO have concluded that, as of December 31, 2006, our disclosure controls and procedures and our internal control over financial reporting were not effective. We are implementing and will continue to implement measures intended to address this material weakness and improve our internal control over financial reporting. While we believe that such measures will improve our internal controls, we recognize that the process of designing, implementing and maintaining effective internal controls is a continuous process that requires us to anticipate and react to changes in our business and the economic and regulatory environment. If these measures are insufficient to address the issues raised, or if we discover additional internal control deficiencies or material weaknesses, we may fail to meet reporting requirements established by the SEC and our obligations under the terms of the notes and our future indebtedness, our financial statements may contain material misstatements and require restatement and our business and operating results may be harmed.

Results of Operations

Presented below are selected statement of operations data for the years ended December 31, 2006, 2005 and 2004 that have been derived from our audited consolidated financial statements which are presented elsewhere in this document. You should read this information together with the consolidated financial statements and related notes that are included elsewhere in this document. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statement of Operations Data:
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Service revenues	$13,763	$6,224	$2,624
Cost of service revenue (excluding depreciation and amortization)	36,541	19,224	8,701
Sales and marketing	6,479	3,822	2,572
General and administrative	18,038	4,444	2,529
Depreciation and amortization	9,077	3,096	1,233
Other income (expense), net	(906)	2,453	346
Net loss	$(57,278)	$(21,909)	$(12,065)

The following table sets forth selected statement of operations data as a percentage of our service revenues for each of the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Service revenues	100%	100%	100%
Cost of service revenue (excluding depreciation and amortization)	266%	309%	332%
Sales and marketing	47%	61%	98%
General and administrative	131%	71%	96%
Depreciation and amortization	66%	50%	47%
Interest income (net of interest expense)	(7)%	39%	13%
Net loss	(416)%	(352)%	(460)%

Year ended December 31, 2006 compared to year ended December 31, 2005

Service revenues for the year ended December 31, 2006 increased 121% to $13.8 million from $6.2 million for the year ended December 31, 2005. This increase was primarily driven by the addition of 800 new billing sites and a 169% increase in billing T-1 lines to our network during the previous 12 months combined with adding new customers on existing sites. Included in the revenues for the year ended December 31, 2006 was revenue in the amount of $0.5 million relating to nonrecurring penalties incurred by a customer for the early termination of certain circuits. The acquisition of First Avenue contributed $0.6 million in revenue over the last four months of 2006.

Cost of service revenues (excluding depreciation and amortization) increased 90% to $36.5 million for the year ended December 31, 2006, compared to $19.2 million for the year ended December 31, 2005, as a result of additional costs incurred to support the billing sites that were added to the network during the past year and share based compensation of $1.1 million recorded to cost of service revenues in the year ended December 31, 2006. Service revenues tend to lag cost of service revenues initially for new sites, especially in new markets, because there are certain upfront costs that are generally incurred for a period of time before a site generates revenue. These costs include site evaluation expenses, lease payments that are incurred as a site is being constructed, payments to fiber service providers in order to ensure sufficient capacity is available to carry new traffic, as well as costs related to unsuccessful site acquisitions that are incurred during deployment. Due to the fact that most of our sites are relatively new, cost of service revenues (excluding depreciation and amortization) has exceeded service revenues. The acquisition of First Avenue contributed $1.3 million in cost of service revenues for the last four months of 2006.

Sales and marketing expenses increased 70% to $6.5 million for the year ended December 31, 2006, compared to $3.8 million for the year ended December 31, 2005 due to the expansion of marketing efforts to a limited number of customers, and the effect of stock-based compensation expense, which contributed $0.7 million in expense for the year ended December 31, 2006. The acquisition of First Avenue contributed $1.0 million in sales and marketing expense for the last four months of 2006.

General and administrative expenses increased 306% to $18.0 million for the year ended December 31, 2006, from $4.4 million for the year ended December 31, 2005. This increase is the result of increases in personnel costs due to an increase in headcount, stock-based compensation, which contributed $4.6 million in expense for the year ended December 31, 2006, and professional fees. The acquisition of First Avenue contributed $2.6 million in general and administrative expenses for the last four months of 2006.

Depreciation and amortization expense increased 193% to $9.1 million for the year ended December 31, 2006 from $3.1 million for the year ended December 31, 2005. This increase was due to an increase of 1,250 network sites that were deployed during the past 12 months.

Interest income increased 136% to $6.3 million for the year ended December 31, 2006, from $2.7 million for the year ended December 31, 2005. The increase was due to increased interest income resulting from cash proceeds from the $150 million Series A Preferred Stock financing that closed in July 2005 and the $402.5 million of gross proceeds from the convertible notes issued in November 2006.

Interest expense increased to $7.7 million for the year ended December 31, 2006, from $0.2 million for the year ended December 31, 2005. The increase was primarily due to interest incurred as a result of $402.5 million in convertible notes issued in November 2006.

Year ended December 31, 2005 compared to year ended December 31, 2004

Service revenues for 2005 increased 137% to $6.2 million from $2.6 million in 2004. This increase was primarily driven by the addition of 275 new billing sites to our network during the year combined with adding new customers on our existing sites.

Cost of service revenues (excluding depreciation and amortization) increased 121% or $10.5 million to $19.2 million for 2005, compared to $8.7 million for 2004 as a result of costs incurred to support the expanding network. The increase in cost of revenues was due to the increase in upfront costs associated with the addition of the new sites to the network in advance of receiving significant revenues from these sites.

Sales and marketing expenses increased 49%, or $1.2 million, to $3.8 million for 2005, compared to $2.6 million for 2004. This increase was a result of additional salaries and benefits to support our sales efforts as well as increases in travel expenses.

General and administrative expenses increased 76% or $1.9 million to $4.4 million for 2005, from $2.5 million for 2004. This increase was the result of increases in personnel costs due to increases in headcount and professional fees to support our growth.

Depreciation and amortization expense increased to $3.1 million for 2005 from $1.2 million for 2004. This increase resulted from an increase of 472 deployed sites in our network.

Other income (expense), net totaled $2.5 million for 2005 as compared to $0.3 million for 2004. This increase was due to increased interest income resulting from the $150 million Series A Preferred Stock financing that closed in July 2005.

Liquidity and Capital Resources

Our business does not currently generate sufficient cash flow from operations to fund our short-term or long-term liquidity needs, and we may not be able to generate cash flow from operations sufficient to meet our liquidity needs in the future, which would require us to continue to raise funds through external sources. We have relied on the proceeds from equity and debt financings to provide cash for our operations.

On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes due on November 15, 2012 (“Notes”). The Notes were sold to two initial purchasers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries (“Guarantees”). See Note 6 to the consolidated financial statements for additional information regarding these Notes. We anticipate that we will use approximately $100 million of cash for investing activities during 2007 to expand our network.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We had unrestricted cash and cash equivalents, certificates of deposit and short term investments of approximately $365 million at December 31, 2006. We believe this gives us sufficient liquidity to continue operations at least through December 31, 2007 and beyond.

We also require cash to service the interest on the Notes described above. At the time of the closing of the sale of the Notes to the initial purchasers, we deposited into an escrow account $68.5 million of the net proceeds from the Notes offering, which, together with the proceeds from the investment thereof, will be sufficient to make the first four interest payments on the Notes. Thereafter, we have the option to pay interest on the next four interest payment dates in additional notes. Our ability to pay our expenses and make payments due on the Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control.

We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We intend to obtain financing through the issuance of additional equity or debt securities, or both. There can be no assurance that this additional financing will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets or incur additional debt, or we may need to refinance all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

Cash Flow Analysis

Our principal liquidity requirements are primarily for working capital purposes and the expansion of our network through our investment in network equipment and site acquisition and construction costs.

Operating Activities:

Net cash used in operating activities increased by $30.6 million to $36.3 million compared to cash used in operations of $5.8 million for the year ended December 31, 2005. The negative cash flow from operations in 2006 was primarily caused by a net loss of $57.3 million for the year, and a decrease of $2.6 million in accounts payable due to the payment of vendors. The net loss for the year includes non-cash charges of $18.4 million, which consist primarily of $9.1 million of depreciation and amortization, stock-based compensation of $6.4 million, $1.7 million in accretion of convertible notes.

Net cash used in operating activities increased by $0.4 million to $5.8 million in 2005, compared to $5.3 million in 2004. This increase was principally the result of an increase in net loss of $9.8 million in 2005, which was offset by an increase in accounts payable and accrued liabilities of $14.1 million and non-cash charges of $3.4 million, which consists principally of depreciation and amortization expense. The increase in accounts payable and accrued liabilities of $14.1 million is due principally to the expansion of our network.

Investing Activities

Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network. In addition, in 2006 we received $52.1 million in cash and maturing certificates of deposit from our merger with First Avenue Networks, net of $2 million in transaction-related expenses.

Net cash used in investing activities were as follows (in thousands):

Period ended	Amount
Year ended December 31:
2006	$124,291
2005	52,801
2004	23,310

In the year ended December 31, 2006, we completed deployment on 1,178 sites spending $94.7 million in capital expenditures. In 2005 and 2004, we completed deployment on 472 and 150 sites, respectively and incurred related capital expenditures of $53.0 million and $20.4 million, respectively. We anticipate that we will use approximately $100 million of cash for investing activities during 2007 to expand our network. We invested $15.3 million in short term investments. Additionally, we purchased $68.5 million in U.S. Treasury securities to fund the restricted escrow account established to pay for the first four interest payments on the Convertible Senior Secured Notes.

Financing Activities

On November 9, 2006, we completed the sale of the Notes, which provided $388.2 million in net proceeds. The Notes were sold to two initial purchasers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries. As part of the private placement we incurred $14.3 million in debt issuance costs that were paid at closing. See Note 6 to the consolidated financial statements for additional information regarding these Notes.

Net cash was also provided by the exercise of stock options and amounted to $660,000, $47,000 and $48,000, in 2006, 2005 and 2004, respectively.

Cash provided by financing activities in 2005 and 2004 was derived almost exclusively from the proceeds of various series of Old FiberTower preferred stock financings that provided proceeds of $149.8 million and $39.0 million, net of closing costs, in 2005 and 2004, respectively. All of Old FiberTower’s preferred stock was converted into common stock in connection with the Merger. In 2005, cash was used in financing activities relating to loans aggregating  $4.0 million to four stockholders (these notes receivable from stockholders were repaid in August 2006 in connection with the Merger).

Debt Obligations and Restricted Cash and Investments

Long-term accounts payable consisted of trade payables with extended payment terms relating to our purchase of equipment, software and professional services from certain vendors. Two of these vendor contracts, which contain the nonrevolving lines of credit described below, assessed interest on unpaid balances ($1.2 million as of December 31, 2005 and none at December 31, 2006) at 10% per annum.

Two of our vendor contracts contained nonrevolving lines of credit for the purchase of equipment in the aggregate amount of $5 million through July 2, 2005 (as of December 31, 2006 and 2005, we had no additional borrowing capacity under these lines of credit). As of December 31, 2005, we had utilized $3 million of these lines of credit. The aggregate outstanding balance was $1.2 million as of December 31, 2005 (none at December 31, 2006).

Also, in relation to a service supplier agreement that was executed in 2005, we were required to maintain a restricted cash equivalent balance with a financial institution of $1.0 million as of December 31, 2006 and 2005. We also maintain five additional letters of credit with a financial institution in connection with other obligations. Four of these letters of credit, which expire between June 19, 2007 and November 17, 2007, totaled $356,000, at December 31, 2006 and $16,000 at December 31, 2005 and 2004 and were collateralized by cash equivalents of $389,000 as of December 31, 2006 and $16,000 as of December 31, 2005 and 2004, respectively. The fifth letter of credit expires in June 2011 and totaled $134,000 at December 31, 2006 and $0 at December 31, 2005 and 2004. The total restricted cash and cash equivalents balance as of December 31, 2006 and 2005 was $1.6 million, and $3.5 million, respectively.

At December 31, 2006, we had unrestricted cash and cash equivalents of $365 million that were held in bank accounts, money market mutual funds, short-term obligations of the Federal Home Loan Mortgage Corporation and commercial paper issued by major U.S. and foreign corporations and financial institutions. In addition, under the terms of our November 2006 convertible note agreement, we have an additional $68.5 million invested in restricted U.S. Treasury securities. We believe we have limited exposure to financial market risk including changes in interest rates. We believe the fair value of the investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short term nature of the investment portfolio.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2006 (dollars in thousands):

		Payments Due by Period
	Total	Fiscal 2007	Fiscal 2008- 2009	Fiscal 2010- 2011	Beyond Fiscal 2011
Contractual Obligations:
Operating lease obligations	$141,797	$15,917	$32,005	$31,701	$62,174
Asset retirement obligations	2,119	—	—	—	2,119
Convertible senior secured notes	722,736	36,830	72,450	72,450	541,006
Other Commercial Commitments:
Letters of credit	490	356	—	134	—
Total	$867,142	$53,103	$104,455	$104,285	$605,299

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. For additional information regarding our critical accounting policies and estimates, please refer to Note 2 to our Consolidated Financial Statements in Item 8. The application of these policies requires us to make estimates that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors which we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. Management has discussed the development and selection of critical accounting policies and estimates with our Audit Committee.

We believe that the following critical accounting policies represent the more significant judgments and estimates made in the preparation of our consolidated financial statements.

The following is a summary of our critical accounting policies and estimates we make in preparing our consolidated financial statements:

Revenue and Expense Recognition—We recognize revenues when: (1) persuasive evidence of an arrangement exists, (2) the services have been provided to the customer, (3) the sales price is fixed or determinable and (4) the collection of the sales price is reasonably assured. Amounts billed in advance of providing service are deferred and recorded as deferred revenues. Incremental direct costs of service activation are charged to expense as incurred. We purchase electricity and lease collocation site space from certain of our customers. We receive an identifiable benefit in exchange for the amounts paid to our customers and we can reasonably estimate the fair value of the purchased electricity and leased tower site space. Therefore, we charge such amounts to cost of service revenues as incurred, unless the amount paid exceeds the respective fair value, in which case the differential is recorded as a reduction of service revenues. Other consideration provided to customers, such as customer incentives, is recorded as a reduction of service revenues.

Accounts Receivable Allowances—We encounter billing disputes with certain customers in the ordinary course of business in the telecommunications industry. We believe the impact of such disputes on our accounts receivable and service revenues is reasonably estimable based on historical experience. Accordingly, we maintain an allowance, through charges to service revenues, based on management’s best estimate of the ultimate resolution of customer disputes. We provided an allowance for billing disputes of $157 as of December 31, 2006 (none at December 31, 2005).

We perform ongoing evaluations of our customers’ financial condition and generally do not require collateral or other credit enhancements. We will record an allowance for bad debts based on historical experience and our best estimate of future credit losses. We provided an allowance for doubtful accounts of $4 as of December 31, 2006 (none at December 31, 2005).

Useful Life Assignments and Impairment Evaluations Associated with Long-Lived Assets, including Intangible Assets—Property and equipment, which consists principally of network equipment and capitalized site development costs, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated economic lives ranging from three to ten years. Depreciation is commenced when the assets are placed in service. The economic lives are estimated at the time assets are placed in service and are based on experience and anticipated technological changes. In assessing the recoverability of our property and equipment, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized whenever (i) the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset and (ii) the fair value of the asset is less than its carrying value. When an impairment loss is identified, the carrying value of the asset is reduced to its fair value.

As described more fully below, we evaluate our intangible assets with indefinite lives for impairment annually and between annual evaluations if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where required, an impairment provision will be recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. In December 2006, we tested our intangible assets pursuant to the guidance in SFAS 142. This testing did not result in any impairment charges against the intangible assets,

FCC licenses—Recoverability of the carrying value of FCC licenses is dependent on numerous factors, including successful deployment of networks and radio links or sales of such assets to a third party. We consider the FCC licenses to have an indefinite useful life under the provisions of SFAS 142. We perform an impairment test on these assets on an annual basis or more frequently if events and circumstances indicate the assets might be impaired. The impairment test compares the estimated fair value of the FCC licenses with the carrying value of the assets. If the estimated fair value is less than the carrying value, an impairment loss would be recorded.

Our licenses are integral to our business. As a result, we believe that we must focus on protecting this valuable asset as our business plan evolves. Under FCC rules, licenses are renewed based upon service provided as of the renewal date. The FCC does not consider service provided during the ten year period for which the licenses are granted. They evaluate whether “substantial service” is provided as of the renewal date. We will continue to lease spectrum, utilizing this non-capital intensive method to put more of our FCC licenses to work. We may also introduce new product offerings utilizing our spectrum. Under our current business plan, we believe that we will meet the FCC’s “substantial service” requirement as of the various license renewal dates. We will continue to periodically assess our progress toward meeting these requirements. If at any time we determine that we will most likely not meet these requirements, we will first test the FCC licenses for impairment and then we will modify the life of the particular FCC licenses and begin amortizing the cost over the remaining license period.

To evaluate whether an impairment of our FCC licenses has occurred, we consider a number of factors, including (i) the change in our public equity value; (ii) the change in the public equity value of companies providing similar services or holding similar FCC licenses; (iii) private purchases of similar licenses; (iv) discounted cash flow analyses for the future cash flows relating to the FCC licenses; and (v) the results of FCC spectrum auctions for similar spectrum. Recoverability of the carrying value of our

FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party. At December 31, 2006,  FiberTower’s FCC licenses had a carrying value of $342 million.

Goodwill—The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. Under the provisions of SFAS 142, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise.

We have one reporting unit for consideration in the application of the impairment requirements of SFAS 142. When determining the fair value of this reporting unit, we consider a combination of the market price of our common equity and discounted cash flows. In assessing the recoverability of goodwill, we must make assumptions regarding estimated future cash flows, discount rates and other factors to determine if an impairment has occurred. If these estimates or their related assumptions change in the future, we may be required to record impairment charges. Future declines in our goodwill value could result in an impairment charge to earnings, increasing our operating loss in future periods.  Our stock price could decline as a result of such a charge to earnings. At December 31, 2006, FiberTower’s goodwill had a carrying value of $243.4 million.

Asset Retirement Obligations—We account for asset retirement obligations in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations.” We recognize liabilities for asset retirement obligations relating to the estimated costs of removing network equipment from our leased colocation sites, as stipulated in the related lease agreements. The asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of their fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long lived assets and depreciated on a straight-line basis over their estimated useful life of ten years. We calculate the net present value of the retirement obligation assuming a credit-adjusted, risk-free interest rate of 12%. We also assume the settlement date for removing the network equipment from our leased colocation sites to be ten years from the date the asset is placed into service, which is the expected term of the related leases. We monitor the estimates and assumptions used in determining our asset retirement obligations and adjust them accordingly if deemed necessary.

Deferred Taxes—We have recorded a full valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would be reported as follows.  To the extent any of the $579,000 of valuation allowance associated with the First Avenue merger is subsequently reversed, it will be recognized first as a reduction of goodwill, then as a reduction of other intangible assets, and, lastly, as a reduction of that period’s income tax expense. To the extent any of the valuation allowance related to First Avenue’s predecessor is subsequently reversed as a result of the use of net operating loss carryforwards, it will be recognized as a direct addition to additional paid in capital. To the extent that an adjustment to the valuation allowance arises for any other reason, it will be recorded as a reduction of income tax expense in the period such determination is made.

Leases—We lease our office space, certain network facilities and vehicles under operating leases, and account for these leases in accordance with SFAS No. 13, “Accounting for Leases.” Most of our operating lease arrangements represent agreements made with landlords for space leased at our colocation sites. The term of these agreements is typically for five years and we have the unilateral ability and intent to extend the term of these site lease agreements such that the minimum lease periods equal or slightly exceed the estimated 10 year useful lives of the property and equipment located at such leased sites. We also do not believe there are any explicit or implicit “penalties,” as defined in SFAS No. 98, Accounting for Leases, for failure to renew any site leases at the end of the respective assumed lease terms of approximately 10 years that would extend the lease term past the assumed terms of approximately 10 years. For leases that contain scheduled rent escalation provisions, we record the total rent payable during the lease term on a straight-line basis over the lease term.

Stock-Based Compensation—Prior to January 1, 2006, we accounted for stock-based compensation paid to employees under the recognition and measurement provisions set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) Under the intrinsic-value method set forth in APB 25, no compensation cost was required to be recognized for awards that had an exercise price equal to, or greater than, the market value of the underlying stock on the date of grant.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement No. 123 (revised 2004) of the Financial Accounting Standards Board (“FASB”), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires the fair value of all share-based payments to employees, including grants of employee stock options, to be recognized as expense over the employees’ requisite service period.

We adopted SFAS No. 123(R) on a prospective basis effective January 1, 2006. Under the prospective method we continue to account for previously outstanding stock options at the date of adoption of SFAS No. 123(R) under APB 25. The application of SFAS No. 123(R) increased our net loss for the year ended December 31, 2006 by $2.1 million ($0.04 per share) out of a total share-based compensation of $6.4 million.

We accounted for stock options granted to nonemployees prior to 2006 using the fair-value method set forth in SFAS No. 123. Effective January 1, 2006, we account for share-based payments to nonemployees based on the guidance in Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees.”

We estimate the fair value of options granted using the Black-Scholes-Merton option valuation at model and the assumptions shown in Note 9, “Stockholders’ Equity,” in the condensed consolidated financial statements. We estimate the expected term of options granted based on the guidance in SEC Staff Accounting Bulletin No. 107. Expected volatilities were calculated based on the historical volatilities of similar public companies in the telecommunications industry. We base the risk-free rate for periods within the contractual life of the option on the U.S. Treasury yield curve in effect at the time of the grant. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes-Merton option valuation model. We use the straight-line method for share-based payment expense recognition, and estimate forfeitures and only recognize share-based payment expense for those awards expected to vest. Our estimated forfeiture rate is based on our historical forfeiture experiences. We may elect to use different assumptions under the Black-Scholes-Merton option valuation model in the future if our experience indicates that a different measure is preferable, which could materially affect our net loss and net loss per share.

Related Party Transactions

During the years ended December 31, 2006 and 2005, we leased colocation space from certain stockholders that (i) own greater than 10% of our outstanding equity securities and/or (ii) have representatives who serve on our Board of Directors. One of these related parties also provided us with certain services pertaining to its network operations center during such years. The aggregate operating expenses included in the accompanying statements of operations for years ended December 31, 2006 and 2005, respectively, pertaining to these lease and service arrangements were approximately $1,722, and $433, respectively. We do not consider the corresponding amounts for the year ended December 31, 2004 to be material to our financial statements. As a result of the Merger, the ownership interests of one related party is less than 3% of our outstanding equity securities and transactions with this entity during the fourth quarter of 2006 is excluded.

During the years ended December 31, 2006, 2005 and 2004, (i) a member of our Board of Directors and (ii) one of our investors served as consultants to the Company on various aspects of our business and strategy. These individuals were compensated for their services with varying amounts of cash and stock options, which we do not consider to be material to the accompanying consolidated financial statements.

Representatives from three entities holding approximately 36% of the outstanding common stock serve on our Board of Directors. A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 16% of our outstanding common stock.

The Executive Chairman of our board of directors, serves as a director of Tessco Technologies Incorporated. Tessco supplies us with various materials which we use in our business operations. During 2006, we paid Tessco approximately $0.7 million with an additional $0.2 million in unpaid and uninvoiced balances as of December 31, 2006.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

At December 31, 2006, we had unrestricted cash, cash equivalents, certificates of deposit and short-term investments of $365 million that were held in bank accounts, money market mutual funds, short-term obligations of the Federal Home Loan Mortgage Corporation and commercial paper issued by major U.S. and foreign corporations and financial institutions.

We are adverse to principal loss and intend to ensure the safety and preservation of our invested funds by limiting default and market risk. We intend to continue to invest our cash and cash equivalents in high quality short-term (less than three months’ maturity) obligations issued by major corporations and financial institutions.

As of December 31, 2006, we believe we have limited exposure to financial market risk, including changes in interest rates, because our investments have a maturity of less than three months. We believe the fair value of the investment portfolio will not be significantly impacted by changes in interest rates due mainly to the short term nature of the investment portfolio, although future interest income would be impacted by changes in interest rates as well as the amount of funds available to be invested in such securities.

Our Convertible Senior Secured Notes, with a maturity of November 2012, bear a fixed coupon rate of 9% and a total interest yield of 12% per annum. The fair value of such Notes is dependent upon a number of factors including future interest rates and the market value of FiberTower’s common stock. The Notes are traded in a very thinly traded resale market. We do not hedge our debt obligations or engage in any derivative investments to offset the impact of future changes in the market value of the Notes. Future increases in interest rates would decrease the fair value of the Notes while decreases in rates would likely have the opposite effect. At December 31, 2006, the fair value and amortized cost of our Notes were $479 million and $403.8 million, respectively.

We have not held derivative financial or commodity instruments in the past and have no current plans to do so in the future. We have not conducted business in foreign currencies in the past and have no current plans to do so in the future.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FiberTower Corporation

We have audited the accompanying consolidated balance sheets of FiberTower Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FiberTower Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” using the prospective-transition method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FiberTower Corporation’s (which, as indicated in our report dated March 29, 2007, was formerly known as First Avenue Networks, Inc.) internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2007 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
March 29, 2007

FIBERTOWER CORPORATION
Consolidated Balance Sheets
(All amounts are in thousands, except share and per share data)

	December 31, 2006	December 31, 2005
Assets:
Current assets:
Cash and cash equivalents	$345,174	$112,936
Certificates of deposit	5,000	—
Short term investments	15,253	—
Restricted cash and investments, current portion	35,616	1,844
Accounts receivable, net of allowances of $161 at December 31, 2006 (None at December 31, 2005)	2,904	822
Prepaid expenses and other current assets	2,624	1,113
Total current assets	406,571	116,715
Restricted cash and investments	34,906	1,636
Property and equipment, net	171,612	77,199
FCC licenses	342,000	—
Goodwill	243,388	—
Debt issuance costs, net of accumulated amortization of $300 at December 31, 2006	14,009	—
Intangible and other long-term assets, net	3,992	299
Total assets	$1,216,478	$195,849
Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$18,039	$18,927
Accrued compensation and related benefits	4,246	1,782
Accrued interest payable	5,333	—
Other accrued liabilities	3,528	1,484
Total current liabilities	31,146	22,193
Other liabilities	1,020	—
Deferred rent	1,648	320
Asset retirement obligations	2,119	571
Long-term accounts payable	—	629
Convertible senior secured notes	403,759	—
Deferred tax liability	102,964	—
Total liabilities	542,656	23,713
Commitments and contingencies
Convertible preferred stock, $0.0001 par value; 225,000,000 shares authorized: zero and 68,062,541 shares issued and outstanding at December 31, 2006 and 2005, respectively	—	220,675
Stockholders’ equity (deficit):
Common stock, $0.001 par value and $0.0001 at December 31, 2006 and 2005, respectively; 400,000,000 and 325,000,000 shares authorized at December 31, 2006 and 2005, respectively, 144,970,908 and 5,370,798 shares issued and outstanding at December 31, 2006 and 2005, respectively	145	5
Additional paid-in capital	776,077	679
Notes receivable from stockholders, including accrued interest of $79 at December 31, 2005	—	(4,079)
Deferred stock-based compensation	—	(22)
Accumulated deficit	(102,400)	(45,122)
Total stockholders’ equity (deficit)	673,822	(48,539)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$1,216,478	$195,849

See accompanying notes.

FIBERTOWER CORPORATION
Consolidated Statements of Operations
(All amounts are in thousands, except share and per share data)

	Years Ended December 31
	2006	2005	2004
Service revenues	$13,763	$6,224	$2,624
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	36,541	19,224	8,701
Sales and marketing	6,479	3,822	2,572
General and administrative	18,038	4,444	2,529
Depreciation and amortization	9,077	3,096	1,233
Total operating expenses	70,135	30,586	15,035
Loss from operations	(56,372)	(24,362)	(12,411)
Other income (expense):
Interest income	6,326	2,683	485
Interest expense	(7,680)	(223)	(138)
Miscellaneous income (expense), net	448	(7)	(1)
Total other income (expense), net	(906)	2,453	346
Net loss	$(57,278)	$(21,909)	$(12,065)
Basic and diluted loss per share	$(1.11)	$(4.92)	$(3.66)
Weighted average number of shares used in per share amounts:
Basic and diluted	51,542,046	4,457,456	3,297,796

See accompanying notes.

FIBERTOWER CORPORATION
Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(All amounts are in thousands, except share and per share data)

			Stockholders’ Equity
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Notes Receivable from	Deferred Stock-based	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stockholders	Compensation	Deficit	(Deficit)
Balance at December 31, 2003	16,812,380	$31,853	5,049,991	$5	$324	$—	$—	$(11,148)	$(10,819)
Issuance of convertible preferred stock, net of issuance costs of $163	13,228,437	38,994	—	—	—	—	—	—	—
Issuance and remeasurement of stock options granted to nonemployees for services	—	—	—	—	4	—	—	—	4
Issuance of common stock upon exercise of stock options	—	—	194,474	—	48	—	—	—	48
Net loss	—	—	—	—	—	—	—	(12,065)	(12,065)
Balance at December 31, 2004	30,040,817	70,847	5,244,465	5	376	—	—	(23,213)	(22,832)
Issuance of convertible preferred stock, Series A, net of issuance costs of $172	45,608,130	149,828	—	—	—	—	—	—	—
Conversion of convertible preferred stock, Series A-1, Series B and Series C, into convertible preferred stock, Series A	(7,586,406)	—	—	—	—	—	—	—	—
Issuance and remeasurement of stock options granted to nonemployees for services rendered	—	—	—	—	4	—	—	—	4
Issuance of common stock upon exercise of stock options	—	—	111,131	—	47	—	—	—	47
Issuance of common stock to nonemployee for services rendered	—	—	15,202	—	14	—	—	—	14
Issuance of notes receivable from stockholders	—	—	—	—	—	(4,000)	—	—	(4,000)
Accrual of interest on notes receivable from stockholders	—	—	—	—	—	(79)	—	—	(79)
Deferred stock-based compensation	—	—	—	—	238	—	(49)	—	189
Amortization of deferred stock-based compensation	—	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	—	(21,909)	(21,909)
Balance at December 31, 2005	68,062,541	220,675	5,370,798	5	679	(4,079)	(22)	(45,122)	(48,539)
Issuance of common stock upon exercise of stock options	—	—	1,028,488	2	658	—	—	—	660
Accrual of interest on notes receivable from stockholders	—	—	—	—	—	(106)	—	—	(106)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	22	—	22
Conversion of preferred stock to common stock	(68,062,541)	(220,675)	68,062,541	68	220,607	—	—	—	220,675
Fractional shares paid in cash	—	—	(28)	—	—	—	—	—	—
Issuance of shares in connection with merger	—	—	67,204,089	67	547,593	—	—	—	547,660
Awards of restricted shares of common stock, net of cancellations	—	—	3,275,020	3	(3)	—	—	—	—
Repayment of notes receivable and accrued interest from stockholders	—	—	—	—	—	4,185	—	—	4,185
Employee stock-based compensation expense	—	—	—	—	6,366	—	—	—	6,366
Issuance of stock to nonemployee for services	—	—	30,000		177	—	—	—	177
Net loss	—	—	—	—	—	—	—	(57,278)	(57,278)
Balance at December 31, 2006	—	$—	144,970,908	$145	$776,077	$—	$—	$(102,400)	$673,822

See accompanying notes

FIBERTOWER CORPORATION
Consolidated Statements of Cash Flows
(All amounts are in thousands)

	Year Ended December 31,
	2006	2005	2004
Operating activities
Net loss	$(57,278)	$(21,909)	$(12,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,077	3,096	1,233
Decline in value of embedded derivative	(483)	—	—
Accretion of convertible notes	1,742	—	—
Accretion of interest income	(480)	—	—
Accretion of asset retirement obligations	205	65	—
Amortization of debt issuance costs	300	—	—
Impairment charge for long-lived assets	589	—	—
Stock-based compensation	6,402	234	4
Loss on disposal of equipment	116	5	1
Net changes in operating assets and liabilities (excluding impact of business acquisition):
Accounts receivable, net	(1,999)	(495)	(173)
Prepaid expenses and other current assets	(651)	(651)	(289)
Other long-term assets	(703)	(158)	(127)
Accounts payable	(2,628)	11,661	5,131
Accrued interest payable	5,333	—	—
Accrued compensation and related benefits	1,507	1,151	489
Other accrued liabilities and deferred rent	2,630	1,243	435
Net cash used in operating activities	(36,321)	(5,758)	(5,361)
Investing activities
Cash and cash equivalents acquired in merger, net of merger-related costs	36,732	—	—
Maturities of certificates of deposits	15,327	—	—
Purchase of short term investments	(15,253)	—	—
Maturities (purchases) of restricted investments	2,052	170	(2,943)
Purchase of restricted securities	(68,479)	—	—
Purchase of property and equipment	(94,670)	(52,971)	(20,367)
Net cash used in investing activities	(124,291)	(52,801)	(23,310)
Financing activities
Proceeds from issuance of convertible notes, net	388,190	—	—
Proceeds from issuance of convertible preferred stock, net	—	149,828	38,994
Proceeds from exercise of stock options	660	47	48
Repayment (issuance) of notes receivable from stockholders	4,000	(4,000)	—
Net cash provided by financing activities	392,850	145,875	39,042
Net increase in cash and cash equivalents	232,238	87,316	10,371
Cash and cash equivalents at beginning of period	112,936	25,620	15,249
Cash and cash equivalents at end of period	$345,174	$112,936	$25,620
Supplemental disclosures
Cash paid for interest	$109	—	$103
Supplemental Disclosure of Noncash Investing and Financing Activities:
Fair value of First Avenue Networks’ common stock at date of merger	$520,160	—	—
Fair value of First Avenue Networks’ common stock options and warrants assumed at date of merger	$27,501	—	—
Conversion of convertible preferred stock to common stock	$220,675	—	—

See accompanying notes

FIBERTOWER CORPORATION
Notes to Consolidated Financial Statements
(All amounts in thousands, except for share, per share data and percentages)

Note 1—Organization and Business

Organization and operations—FiberTower Corporation (formerly known as First Avenue Networks, Inc. (“First Avenue”)) (collectively with its subsidiaries, the “Company”) was incorporated in 1993 in the State of Delaware, to build and operate a shared high-capacity backhaul network for wireless operators and service providers in the United States.

The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice and data traffic from a wireless carrier’s mobile base station (cell site) to its mobile switching station, where the traffic is then switched onto the fixed telecommunications network. The Company utilizes wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. The Company’s services allow wireless carriers to optimize their networks, enabling significant improvements in their availability, reliability, scalability and cost, while providing a long-term solution for the increasing demand for backhaul capacity. The Company secured its first national agreement with a major wireless carrier in 2002, and launched its services into the first market in Dallas, Texas in April 2003. As of December 31, 2006, the Company had master service agreements with six of the eight largest U.S. wireless carriers. Through these and other customer agreements, the Company provides services to 1,329 billing sites in 12 markets throughout the United States as of December 31, 2006.

The Company’s spectrum portfolio includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.5 billion channel pops, which is calculated as the number of channels in a given area multiplied by the population as measured in the 2000 census covered by these channels.

The Company is subject to a number of risks associated with its relatively early stage of development, including, but not limited to, dependence on key employees, dependence on key customers and suppliers, potential competition from larger, more established companies, the ability to develop and bring new services or products to market (including expansion of the Company’s network), the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support its growth.

The Company has incurred losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $102,400 at December 31, 2006. Through December 31, 2006, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenue could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Merger transaction—On August 29, 2006, FiberTower Network Services Corp. (formerly known as “FiberTower Corporation” and referred to hereinafter as “Old FiberTower”)  and First Avenue completed a merger pursuant to a definitive merger agreement (the “Merger Agreement”) dated May 14, 2006. Under the terms of the Merger Agreement, all of the outstanding shares of Old FiberTower’s Series A Convertible Preferred Stock (“Series A”) were converted to shares of Old FiberTower’s common stock immediately prior to the completion of the merger. Accordingly, First Avenue issued 73,885,330 shares of common stock in exchange for all of the issued and outstanding common shares of Old FiberTower. In addition, First Avenue issued options for 4,206,682 shares of its common stock in exchange for all of the outstanding stock options of Old FiberTower. However, since this transaction has been accounted for as a reverse acquisition of First Avenue by Old FiberTower the financial statements reflect the transaction as if Old FiberTower had issued consideration to First Avenue shareholders.

Following the completion of the merger, the stockholders and option holders of Old FiberTower owned approximately 51%, on a fully diluted basis, of the outstanding shares of First Avenue. In addition, under the terms of the Merger Agreement, the Chief Executive Officer (“CEO”) of First Avenue became the CEO of the combined company. Old FiberTower designated five members and First Avenue designated three members to the Board of Directors of the combined company. The CEO is also a director of the combined company. Each standing committee of the Board of Directors consists of one member designated by First Avenue and two members designated by Old FiberTower. First Avenue was renamed “FiberTower Corporation” following the completion of the merger.

The merger of First Avenue and Old FiberTower has been accounted for as a reverse acquisition of First Avenue by Old FiberTower under the purchase method of accounting because Old FiberTower’s stockholders owned a majority of the shares, on a fully diluted basis, of the combined company following the merger. In addition, Old FiberTower designated the majority of the members of the Board of Directors and of each of the standing committees of the combined company.

In order to affect the merger described above, each share of Old FiberTower common stock was exchanged for .3040542 shares of the Company’s stock. Accordingly, the numbers of common and preferred shares, par values and per share information included herein has been retroactively restated to give effect to the merger.

The accompanying consolidated financial statements reflect the operating results of Old FiberTower on a historical basis and First Avenue’s operating results subsequent to the effective date of the merger, August 29, 2006. See Note 3 for additional information.

Note 2—Summary of Significant Accounting Policies

Principles of consolidation and basis of presentation—These consolidated financial statements include all of the assets, liabilities and results of operations of the Company and its subsidiaries, all of which are wholly owned. All significant intercompany transactions and balances have been eliminated.

Use of estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company’s critical accounting estimates include (i) useful life assignments and impairment evaluations associated with long-lived assets, including intangible assets, (ii) revenue recognition, (iii) establishment of accounts receivable allowances, (iv) asset retirement obligations, (v) deferred rent, (vi) valuation of derivatives embedded in the Company’s convertible senior secured notes, (vii) valuation of Old FiberTower’s common stock and the Company’s stock-based awards, and (viii) establishment of valuation allowances associated with deferred tax assets.

Cash equivalents—The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all cash equivalents as available-for-sale at the time of purchase, and it reevaluates such designation at each balance sheet date. Cash equivalents are stated at their cost adjusted for accretion of discounts and amortization of premiums. Such adjusted cost approximates the fair market values of the Company’s cash equivalents as of December 31, 2006 and 2005. Unrealized gains and losses on available-for-sale securities were insignificant at December 31, 2006 and 2005. The Company’s cash equivalents, including restricted balances, consisted of money market mutual funds, bankers acceptances, and commercial paper issued by major U.S. and foreign corporations with an aggregate adjusted cost and fair market value of $336,217 and none as of December 31, 2006 and 2005, respectively. Accretion of discounts and amortization of premiums on cash equivalents are included in interest income.

Certificates of deposit—As of December 31, 2006, the Company had $5,000 of certificates of deposit with a maturity of less than three months. These investments are classified as held to maturity and carried at cost which approximates market. Interest on the certificates of deposit is included in interest income as earned.

Short-term investments—As of December 31, 2006, the Company had $15,253 of short term investments with a maturity of greater than three months. These investments are classified as held to maturity and carried at cost which approximates market. Interest on the short term investments is included in interest income as earned.

Restricted cash and investments—In connection with an equipment financing arrangement, the Company was required to maintain a letter of credit with a financial institution in the amount of $1,300 as of December 31, 2005. This line of credit, which expired on June 30, 2006, was collateralized by cash and cash equivalents of $1,844 as of December 31, 2005. The obligation to which this line of credit related was repaid on July 1, 2006.

Also, in relation to a service supplier agreement that was executed in 2005, the Company is required to maintain a restricted cash balance with a financial institution of $1,000 as of December 31, 2006 and 2005. The Company also maintains five additional letters of credit with two financial institutions in connection with other obligations. Four of these letters of credit, which expire between June 19, 2007 and November 17, 2007, totaled $356, at December 31, 2006 and $16 at December 31, 2005 and were collateralized by cash equivalents of $389 as of December 31, 2006 and $16 as of December 31, 2005. The fifth letter of credit expires in June 2011 and totaled $134 at December 31, 2006 and $0 at December 31 2005. The total restricted cash and cash equivalents balance as of December 31, 2006 and 2005 was $1,563, and $3,480, respectively.

The Company’s restricted investments include of U. S. Treasury securities held as collateral for future interest payments related to the Company’s convertible senior secured notes (see Note 6). These securities are classified as held-to-maturity and are reported at amortized cost. Restricted investments with maturity dates in 2007 totaled $35,229 at December 31, 2006 are classified as current assets and relate to interest payments on the Company’s Convertible Senior Secured Notes due in that year. Restricted investments with maturity dates in 2008 totaled $33,730 are classified as non-current assets and relate to interest payments due in 2008. Gross unrealized losses on these U.S. Treasury securities, which relate to changes in market interest rates, were $191 as of December 31, 2006. Accretion of discounts and amortization of premiums on restricted investments are included in interest income.

Fair values of financial instruments—The Company has determined the estimated fair values of financial instruments using available market information and management’s judgment. Accordingly, these estimates are not necessarily reflective of the amounts that would be realized in a current market exchange. The aggregate estimated fair values of the Company’s financial instruments, consisting of cash, and cash equivalents, restricted cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable approximated their respective carrying values as of December 31, 2006 and 2005 based on the liquidity of these instruments and their short term nature. See Note 6 for disclosure of the fair value and carrying value of the Company’s Senior Secured Convertible Notes.

Revenue and expense recognition—The Company recognizes revenues relating to its shared high-capacity wireless backhaul service when (i) persuasive evidence of an arrangement exists, (ii) the services have been provided to the customer, (iii) the sales price is fixed or determinable and (iv) the collection of the sales price is reasonably assured. Revenues earned for which the customer has not been billed are recorded as “unbilled revenues.” However, there were no unbilled revenues as of December 31, 2006 and  2005. Amounts billed in advance of providing service are recorded as “deferred revenues.” There were $320 of deferred revenues at December 31, 2006 and no deferred revenues at December 31, 2005.

Incremental direct costs of service activation are charged to expense as incurred. The Company purchases electricity and leases colocation site space from certain of its customers. The Company receives an identifiable benefit in exchange for the amounts paid to its customers and the Company can reasonably estimate the fair value of the purchased electricity and leased collocation site space. Therefore, such amounts are charged to cost of service revenues as incurred, unless the amount paid exceeds the respective fair value, in which case the differential is recorded as a reduction of service revenues. Other consideration provided to customers, such as customer incentives, is recorded as a reduction of service revenues.

The Company encounters billing disputes with certain customers in the ordinary course of business in the telecommunications industry. The Company believes the impact of such disputes on its accounts receivable and service revenues is reasonably estimable based on historical experience. Accordingly, the Company maintains an allowance, through charges to service revenues, based on management’s best estimate of the ultimate resolution of customer disputes. The Company provided an allowance for billing disputes of $157 as of December 31, 2006 (none at December 31, 2005).

The Company performs ongoing evaluations of its customers’ financial condition and generally does not require collateral or other credit enhancements. The Company records an allowance for bad debts based on historical experience and management’s best estimate of future credit losses. The Company provided an allowance for doubtful accounts of $4 as of December 31, 2006 (none at December 31, 2005).

The Company writes-off uncollectible accounts receivable balances through charges to the respective allowances when collection efforts have been exhausted.

Concentrations of credit risk, significant customers and key suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, restricted cash and cash equivalents, restricted investments and accounts receivable. Cash, cash equivalents, certificates of deposit and restricted cash and cash equivalents consist principally of demand deposits, certificates of deposit and money market mutual funds held by one domestic financial institution with a high credit standing and commercial paper issued by a number of major corporations and financial institutions. Restricted investments consist of U. S. Treasury securities.

For the years ended December 31, 2006, 2005 and 2004, two customers accounted for a significant portion of the Company’s revenues, as follows:

	2006	2005	2004
Cingular Wireless	70%	88%	86%
Sprint Nextel	14%	9%	14%

Accounts receivable from these two customers comprised the following percentages of the Company’s gross accounts receivable balances at December 31, 2006 and December 31, 2005:

	2006	2005
Cingular Wireless	85%	87%
Sprint Nextel	10%	10%

The Company is dependent on a limited number of suppliers for certain equipment used to provide its services. The Company has generally been able to obtain an adequate supply of such equipment. However, an extended interruption in the supply of equipment currently obtained from its suppliers could adversely affect the Company’s business and results of operations.

Property and equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over estimated useful lives ranging from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives.

The Company capitalizes costs incurred in bringing its network equipment to an operational state. Costs directly associated with the acquisition, construction and installation of network equipment are capitalized as a cost of that equipment. Indirect costs that relate to several sites are capitalized and allocated to the respective network equipment to which the costs relate. Other indirect costs are charged to expense as incurred. As of December 31, 2006 and 2005, network equipment included capitalized internal labor costs of $11,357, and $5,970, respectively.

Interest will be capitalized on network equipment and construction-in-progress based on the effective interest rate on the Company’s borrowings and the average balance of assets under construction during the period. Capitalized interest will be reported as an element of the cost of property and equipment. Interest costs subject to capitalization were immaterial during years ended December 31, 2006, 2005 and 2004.

The Company accounts for software developed or obtained for internal use in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. As of December 31, 2006 and 2005, capitalized internal-use software included capitalized internal labor costs of $1,431 and $539, respectively.

Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized whenever (i) the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset and (ii) the fair value of the asset is less than its carrying value. When an impairment loss is identified, the carrying value of the asset is reduced to its fair value.

During 2005, pursuant to an amendment of a contract with one of the Company’s customers, the Company received a cash payment from such customer in the amount of $559. This contract amendment allows the customer to terminate the Company’s services at specified collocation sites that are used to serve such customer (along with other customers, in most instances), if so requested by the customer. The Company believes this contract amendment will result in the decommissioning of certain colocation sites that are used exclusively to serve this customer. The network equipment located at these sites will be redeployed elsewhere in the Company’s network. However, the related equipment installation and collocation site acquisition costs, which had an aggregate net carrying value of $106 at December 31, 2005, had no alternative use or salvage value. Therefore, the Company considered these long-lived assets to be impaired as of December 31, 2005. The resultant long-lived asset impairment charge of $106 is included in cost of service revenues for the year ended December 31, 2005.

As of December 31, 2006, 10 additional sites have been identified to be decommissioned pursuant to the customer arrangement described above and one site identified in 2005 was deleted from the list. The network equipment located at these sites will be redeployed elsewhere in the Company’s network. However, the related equipment installation and collocation site acquisition costs, which had an aggregate net carrying value of $374 at December 31, 2006, have no alternative use or salvage value. Therefore, the Company considered these long-lived assets to be impaired as of December 31, 2006. The resultant long-lived asset impairment charge of $374 is included in cost of service revenues for the year ended December 31, 2006.

Asset retirement obligations—The Company recognizes liabilities for asset retirement obligations relating to the estimated costs of removing network equipment from its leased colocation sites, as stipulated in the related lease agreements. The asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of their fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived assets and depreciated on a straight-line basis over their estimated useful life of ten years.

A summary of the asset retirement obligations activity is as follows:

	Year Ended December 31,
	2006	2005
Asset retirement obligations at beginning of period	$571	$—
Liabilities incurred in the current period	1,090	506
Liabilities settled in the current period	—	—
Accretion expense	205	65
Revisions in estimated cash flows	253	—
Asset retirement obligations at end of period	$2,119	$571

Intangible assets—The Company accounts for its intangible assets, which consist of Federal Communications Commission ("FCC") licenses, goodwill and customer relationships, in accordance with the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) which requires that goodwill and intangible assets with indefinite lives not be amortized, but be tested annually for impairment or more frequently if indicators of impairment arise.  Intangible assets that have finite lives, which consist of customer relationships, are amortized using the straight-line method over their estimated useful life of 10 years.

The Company, as described more fully below, evaluates its intangible assets with indefinite lives for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable.  In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets.

FCC licenses—Recoverability of the carrying value of FCC licenses is dependent on numerous factors, including successful deployment of networks and radio links or sales of such assets to a third party. The Company considers the FCC licenses to have an indefinite useful life under the provisions of SFAS 142. The Company performs an impairment test on these assets on an annual basis or more frequently if events and circumstances indicate the assets might be impaired. The impairment test compares the estimated fair value of the FCC licenses with the carrying value of the assets. If the estimated fair value is less than the carrying value, an impairment loss would be recorded.

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

To evaluate whether an impairment of its FCC licenses has occurred, the Company considers a number of factors, including (i) the change in its public equity value; (ii) the change in the public equity value of companies providing similar services or holding similar FCC licenses; (iii) private purchases of similar licenses; (iv) discounted cash flow analysis; and (v) the results of FCC spectrum auctions for similar spectrum.  Recoverability of the carrying value of the Company’s FCC licenses is dependent on successful deployment of networks and radio links or sales of such assets to a third party.  At December 31, 2006, the

Company’s FCC licenses have a carrying value of $342,000 which was based on a valuation of First Avenue’s assets that was prepared in connection with Old FiberTower’s merger with First Avenue.

Finite-lived intangibles assets—Recoverability of the carrying value of the customer relationship intangible asset is dependent on numerous factors including continued generation of revenues from First Avenue’s customers. The Company will periodically evaluate whether the value of its customer relationship intangible asset has been impaired. All of the customer relationship intangible is related to Old FiberTower’s merger with First Avenue.

Goodwill—Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. The first step of this process is to identify potential goodwill impairment by comparing the fair value of the single reporting entity to its carrying value.  The Company estimates fair value using a combination of the market price of the Company’s common equity and discounted cash flows.  If the carrying value is less than fair value, the Company would complete step two in the impairment review process, which measures the amount of goodwill impairment.  Management tests the reasonableness of the inputs and outcomes of the discounted cash flow analysis and the evaluation of the market price of its common equity against other available comparable market data.  All of the goodwill is related to the merger of First Avenue and Old FiberTower.

Debt issuance costs—Debt issuance costs consist of investment banking fees, legal and accounting fees and printing costs incurred in connection with the sale of the Company’s Convertible Senior Secured Notes (See Note 6) in November 2006. Such costs are being amortized as additional interest expense over the six-year term of the Notes under the effective interest method. Deferred debt issuance costs of $14,309 were incurred with amortization of $300 recognized in 2006.

Accounting for stock-based compensation—Prior to January 1, 2006, the Company accounted for stock-based compensation paid to employees under the recognition and measurement provisions set forth in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under the intrinsic-value method set forth in APB 25, no compensation cost was required to be recognized for awards that had an exercise price equal to, or greater than, the market value of the underlying stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) of the Financial Accounting Standards Board (“FASB”), Share-Based Payment (“SFAS No. 123(R)”) SFAS No. 123(R) requires the fair value of all share-based payments to employees, including grants of employee stock options, to be recognized as expense over the employees’ requisite service period.

The Company adopted SFAS No. 123(R) on a prospective basis effective January 1, 2006. Under the prospective method, the Company continues to account for previously outstanding stock options at the date of adoption of SFAS No. 123(R) under APB 25. The application of SFAS No. 123(R) increased the Company’s net loss for the year ended December 31, 2006 by $2,122 ($0.04 per share) out of total share based compensation of $6,402.

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

The Company uses the straight-line method for share-based payment expense recognition, and estimates forfeitures and only recognizes share-based payment expense for those awards expected to vest. The Company’s estimated forfeiture rate is based on its historical forfeiture experience.

The Company accounted for stock options granted to non-employees prior to 2006 based on the guidance on Emerging Issues Task Force (“EITF”) Issue No 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.” Effective January 1, 2006, the Company accounts for stock options granted to non-employees using the fair value method set forth in SFAS No. 123(R).

Advertising Costs—Advertising costs are charged to sales and marketing expense as incurred. The Company incurred no advertising costs during the years ended December 31, 2006, 2005 and 2004.

Income taxes—The Company uses the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Loss per share—Basic and diluted net loss per share for the years ended December 31, 2006, 2005 and 2004 has been calculated by dividing net loss by the weighted average number of the Company’s common shares outstanding (which have been retroactively restated by multiplying the Company’s historical weighted average common shares outstanding by the merger exchange ratio), less issued common shares subject to repurchase or forfeiture, and excludes any dilutive effects of stock options, warrants and convertible notes ..  Diluted net loss per share was the same as basic net loss per share in all periods presented because the Company had net losses in each of these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share is as follows:

	2006	2005	2004
Numerator for basic and diluted net loss per share:
Net loss for period	$(57,278)	$(21,909)	$(12,065)
Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	52,776,296	5,327,395	5,167,332
Weighted average common shares outstanding subject to repurchase	(1,234,250)	(869,939)	(1,869,536)
Denominator for basic and diluted net loss per share	51,542,046	4,457,456	3,297,796

As of December 31, 2006, the Company had options outstanding to purchase 9.6 million shares, of which 5.1 million shares were exerciserable. In addition, at December 31, 2006, there are a total of 3.1 million unvested restricted shares and share grants. There are also warrants outstanding at December 31, 2006, to acquire 2.9 million common shares. The Company’s Convertible Senior Secured Notes could not be converted until February 15, 2007. On that date, 48.6 million shares were potentially issuable if all such Notes were converted.  These potentially issuable shares would further dilute investors when the options and warrants are exercised, the restricted share grants vest and the Convertible Senior Secured Notes are converted.

Segment reporting—The Company operates in one business segment.

Recent accounting pronouncements—In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In February, 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to present the fair values of these assets and liabilities on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year commencing after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 159. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.

In September 2006, the staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin ("SAB") No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretative guidance on how effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in the current year financial statements. SAB No. 108 requires registrants to quantify misstatements using both an income statement (“rollover”) and balance sheet (“iron curtain”) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material under either approach, no restatement is required so long as management properly applied its previous approach and all relevant factors and circumstances were considered. If prior years are not restated, the cumulative effect adjustment is recorded in opening accumulated deficit as of the beginning of the fiscal year of implementation. SAB is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 did not have a material effect on the Company's consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.

Note 3—Merger with First Avenue

As stated in Note 1, Old FiberTower and First Avenue completed their merger on August 29, 2006. The merger of Old FiberTower and First Avenue has been accounted for as a reverse acquisition of First Avenue by Old FiberTower under the purchase method of accounting.

The total purchase price for this merger was $549,643, consisting of 67.2 million shares of  vested First Avenue common stock with a fair value of approximately $520,160, fully vested warrants for the purchase of 2.9 million shares of First Avenue’s common stock with a fair value of approximately $19,968, fully vested options for the purchase of 3,402,669 shares of First Avenue’s common stock with a fair value of approximately $7,533, a merger-related restructuring liability of $65 and $1,917 in direct transaction costs, consisting of legal and other professional services fees. The fair value of First Avenue’s common shares outstanding as of August 29, 2006 is based on the closing price of First Avenue’s common stock on August 29, 2006.

The total purchase consideration is as follows (in thousands):

	Shares Issued	Estimated Fair Value
Shares of First Avenue common stock	67,204,089	$520,160
First Avenue stock options and warrants	6,282,224	27,501
Acquisition-related costs		1,917
Merger-related restructuring liability, net		65
Total purchase consideration		$549,643

The First Avenue warrants outstanding on August 29, 2006 were valued using the Black-Scholes-Merton option pricing model. The assumptions used in calculating the fair value of such warrants were as follows:

Contractual life of warrants	2.4–8.3	years
Expected volatility	106.8%
Risk-free interest rate	4.72–4.75%
Expected dividend yield	0.00%

The First Avenue stock options outstanding on August 29, 2006 were also valued using the Black-Scholes-Merton option pricing model. The assumptions used in calculating the fair value of such options were as follows:

Expected life of options	1.00	year
Expected volatility	68.1%
Risk-free interest rate	4.85%
Expected dividend yield	0.00%

The fair value of unvested First Avenue options for the purchase of 846,667 common shares, which was determined using the Black-Scholes option pricing model with the above assumptions, totaled $2,526, and was deducted from the purchase consideration and will be recognized as compensation expense over the vesting period. An additional 689,600 shares of unvested restricted common stock with a fair value of $3,469 is also being recognized as compensation expense over the vesting period.

The purchase consideration was allocated to the assets acquired and liabilities assumed based on management’s analysis and estimates of their fair values, which were based partially on a valuation prepared by a third party with respect to certain of First Avenue’s tangible and intangible assets.  Such purchase consideration was preliminarily allocated in the Company’s third quarter 2006 unaudited condensed consolidated financial statements, and the Company finalized the allocation of the purchase consideration during the fourth quarter of 2006. The purchase consideration was allocated as follows:

Amount
Cash and cash equivalents	$38,650
Certificates of deposit	20,327
Property and equipment	7,710
FCC licenses	342,000
Goodwill	243,388
Customer relationship intangible	3,000
Deferred tax liability	(102,964)
Other assets and liabilities, net	(2,468)
Total	$549,643

In conjunction with the fourth quarter finalization of the purchase price allocation, the Company determined that a $102,964 deferred tax liability had been improperly excluded from its preliminary allocation.  This deferred tax liability relates to the difference between the book and tax bases of the Company’s FCC licenses and other intangible assets.  The adjustment required a corresponding $102,964 increase to goodwill.

Several additional adjustments to the preliminary allocation were identified in the fourth quarter as the third party valuation and certain analyses were completed, as follows: (i) the Company eliminated an accrued property and use tax liability, the ultimate payment of which was determined to be remote, pertaining to a predecessor entity in the amount of $4,110; and (ii) the Company eliminated certain property and equipment with a carrying value of $1,468, which was determined to be incompatible with the Company’s post-merger network configuration and had no salvage value. These two adjustments to the Company’s preliminary purchase price allocation also affected the goodwill balance preliminarily recognized as a result of the merger.

	Preliminary	Final	Change
Cash and cash equivalents	$38,650	$38,650	$—
Certificates of deposit	20,327	20,327	—
Property and equipment	9,178	7,710	(1,468)
FCC licenses	342,000	342,000	—
Goodwill	143,531	243,388	99,857
Customer relationship intangible	3,000	3,000	—
Deferred tax liability	—	(102,964)	(102,964)
Other assets and liabilities, net	(6,578)	(2,468)	4,110
Total	$550,108	$549,643	$(465)

As part of the merger between Old FiberTower and First Avenue, FiberTower incurred severance and relocation expenses of $65. These activities were part of a merger-related plan contemplated prior to closing, and have been incorporated into the purchase price pursuant to the guidance in EITF Issue No. 95-3.

The valuation of the FCC licenses was based on multiple methodologies applied to the 24 GHz and 39 GHz spectrum acquired including an income approach that discounted projected cash flows using a discount rate that took into account the risk associated with the Company’s business model as well as an approach that valued the contribution of spectrum to the Company's business plan and previous spectrum sales including prior FCC auctions. The FCC licenses have been determined to have indefinite lives.

The valuation of the customer relationships was based on a discounted cash flow analysis. The customer relationship intangible asset is being amortized on a straight-line basis over 10 years. Amortization of the customer relationship intangible asset totaled $100 in the year ended December 31, 2006 and will amount to $300 in each of the next five years.

Goodwill will not be deductible for income tax purposes.

Old FiberTower merged with First Avenue in order to gain access to First Avenue’s FCC area-wide licenses.  These licenses allow the Company to access lower cost technologies, that will allow the Company to more effectively serve its customer base.  We believe that the First Avenue assets combined with Old FiberTower’s existing network will enable the Company to (i) increase customer penetration among the top wireless companies, (ii) lower operational risk associated with building networks, (iii) effectively deploy capital, and (iv) gain improved access to capital.

Pro Forma Financial Information—The following unaudited pro forma consolidated results of operations assume that the merger was completed as of the beginning of the years presented below

	2006	2005
Service revenues	$14,944	$7,549
Operating loss	$(82,489)	$(39,324)
Net loss	$(81,564)	$(35,046)
Basic and diluted loss per share	$(0.57)	$(0.29)
Weighted average shares outstanding	143,238,928	120,026,103

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the merger occurred at the beginning of each period presented.

Note 4—Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2006	2005
Network equipment	$120,500	$31,075
Internal-use computer software	2,096	1,175
Office equipment and other	2,832	2,241
	125,428	34,491
Less accumulated depreciation and amortization	14,200	4,968
Property and equipment in-service, net	111,228	29,523
Construction-in-progress	60,384	47,676
Property and equipment, net	$171,612	$77,199

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

Note 5—Long-Term Accounts Payable and Vendor Contracts

Long-term accounts payable consisted of trade payables with extended payment terms relating to the Company’s purchase of equipment, software and professional services from certain vendors. Two of these vendor contracts, which contain the nonrevolving lines of credit described below, assessed interest on unpaid balances ($1,215 as of December 31, 2005 and none at December 31, 2006) at 10% per annum.

Two of the Company’s vendor contracts contained nonrevolving lines of credit for the purchase of equipment in the aggregate amount of $5,000 through July 2, 2005 (as of December 31, 2006 and 2005, the Company had no additional borrowing capacity under these lines of credit). As of December 31, 2005, the Company had utilized $3,063 of these lines of credit. The aggregate outstanding balance of $1,215 as of December 31, 2005 (none at December 31, 2006) was collateralized by equipment with a net book value of approximately $2,950 at December 31, 2005.

Note 6—Convertible Senior Secured Notes

On November 9, 2006, the Company completed the sale of $402,500 of 9.00% Convertible Senior Secured Notes (“Notes”) that mature on November 15, 2012. The Notes were sold to the initial purchasers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally (“Guarantees”), by the Company and each of its subsidiaries (“Guarantors”).

The Notes bear interest at a coupon rate of 9% per annum, payable semi-annually in arrears in cash on May 15 and November 15 each year. As required by the indenture governing the Notes, the Company used $68.5 million of the net proceeds to acquire U. S. Treasury securities to provide for the payment, in full, of the first four semi-annual interest payments. These securities may only be used to pay the interest or other payments required by the indenture and are reflected as restricted investments in the consolidated balance sheet.

Subject to certain conditions, commencing May 15, 2009, the Company has the option of making the four semi-annual interest payments due in 2009 and 2010 with additional notes in lieu of cash. Such additional notes would bear interest at an annual rate of 11%.

If not redeemed or converted prior to maturity, the Company will be required to repay the Notes for 125.411% of their initial principal amount, or $504,779. The Company is accreting the principal premium ratably over the six year period until the Notes mature and is recognizing such accretion as additional interest expense. The effect of this accretion is to increase the effective yield to the holders to 12% per annum based on the par value of the Notes.

The Notes and Guarantees are secured by a first priority pledge of substantially all of the assets of the Company and the subsidiaries and by a first priority pledge of the stock of all of the Guarantors, subject, in each case, to a prior lien to secure a working capital facility of up to $50 million. The Notes rank senior to any of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

The Notes are not redeemable by the Company before November 15, 2010. If the Company’s common stock exceeds specified trading values, the Company may redeem any of the Notes, in whole or in part at any time on or after November 15, 2010 at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest.

The Notes may be converted into the Company’s common shares at an effective conversion price of $8.29 per share which is subject to adjustment under certain circumstances. Holders who convert their Notes prior to November 15, 2009 or convert their Notes prior to November 15, 2010 in connection with certain designated events will receive a make-whole premium on the Notes such Holders convert.

The Notes contain certain anti-dilution provisions that will cause the conversion price of the Notes to be reduced (i) upon the Company issuing or selling common stock or other securities convertible into common stock with aggregate proceeds of $25,000 or more prior to November 15, 2008 and (ii) if the

Company has not consummated common stock issuances or sales for aggregate proceeds of at least $50,000 within two years.

A majority of the Company’s shareholders have executed written consents that would allow the issuance of shares of common stock in connection with the possible conversion of the convertible notes. The number of common shares that could be issued would increase if the anti-dilution provisions of the Notes are triggered before conversion. This increase is capped at a 33% increase in the total number of shares.

The Notes contain covenants, including, but not limited to, restrictions on the Company’s future indebtedness and the payment of dividends. As of December 31, 2006, the Company is in compliance with all of the covenants.

If certain designated events occur prior to maturity, the holders may require the Company to repurchase all or part of their Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest.

The Company and the Guarantors filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) on February 5, 2007 covering the resale of the Notes, Guarantees and the shares of common stock issuable upon conversion of the Notes and are required to use all commercially reasonable efforts to have the shelf registration statement become effective prior to May 9, 2007. The Company and the Guarantors will be required to pay liquidated damages if they fail to register the Notes, Guarantees and common shares or keep the shelf registration statement effective during specified time periods.

The Company concluded that the embedded features related to the make-whole premium, designated event make-whole premium and holder put option upon the occurrence of certain designated events qualify as derivatives and should be bundled as a compound embedded derivative (“Derivative’’) under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

The fair value of the Derivative as of December 31, 2006 was $635. The change in fair value of the Derivative from the date of issuance of the Notes through December 31, 2006 totaled $483 and has been recorded as other income in the consolidated statements of operations.

The Company will monitor the fair value of the Derivative each reporting period and record changes in fair value through charges to other income (expense) with an offsetting adjustment to the carrying value of the Notes on the balance sheet. The value of the Derivative will fluctuate based on changes in several factors including the trading price of the Company’s common stock, passage of time and other events described in the Notes. These value changes could be significant.

The proceeds from issuance of the Notes were allocated between the Notes and make-whole premium Derivative as follows:

	November 9, 2006	December 31, 2006
Convertible senior secured notes	$401,383	$403,124
Derivative	1,117	635
Total balance of Notes	$402,500	$403,759

The aggregate fair value of the Notes, which was determined based on quoted market values, is approximately $479,000 as of December 31, 2006, as compared to the aggregate carrying value of the Notes at such date of $403,759.

Note 7—Leasing Arrangements

The Company leases its facilities, including buildings, collocation sites and certain fiber optic capacity and certain vehicles and equipment under leasing arrangements that have been accounted for as operating leases in the accompanying financial statements. Certain of the Company’s operating leases contain renewal options and rent escalation clauses.

Future minimum lease payments under operating leases with non-cancelable terms in excess of one year were as follows as of December 31, 2006:

Years ending December 31,
2007	$15,917
2008	16,100
2009	15,905
2010	16,090
2011	15,611
Thereafter	62,174
Total minimum lease payments	$141,797

Rent expense under all operating leases for the years ended December 31, 2006, 2005 and 2004, was $10,801, $2,685, and $932, respectively. Payments under the Company’s operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis.

Note 8—Convertible Preferred Stock

In July 2005, Old FiberTower issued 45,608,130 shares of Series A Convertible Preferred Stock in a financing that generated net cash proceeds of $149,828. As a result of the Series A financing, all 30,040,817 issued and outstanding shares of Series A-1, Series B and Series C Convertible Preferred Stock were converted into 22,454,411 shares of Series A.

As of December 31, 2005 the Company had 68,412,195 shares of Series A authorized, and 68,052,541 shares of Series A issued and outstanding.

As described in Note 1, all shares of Series A were converted (on a one-to-one basis) into shares of the Company’s common stock immediately prior to the consummation of the merger with First Avenue.

Note 9—Stockholders’ Equity (Deficit)

Founders’ Shares and Notes Receivable from Stockholders—In July 2000 and February 2001, Old FiberTower issued 4,560,000 shares of common stock (the “Founders’ Shares”) to its founders in exchange for cash in the amount of $70. In May 2002, the founders contributed 117,126 of the Founders’ Shares back to the Company without consideration. Ten percent of the Founders’ Shares vested in May 2002, and the remaining Founders’ Shares vested monthly over a four-year period beginning on May 31, 2002. As of December 31, 2005, 333,275 Founders’ Shares remained subject to forfeiture and cancellation (none as of December 31, 2006.)

During July 2005, Old FiberTower accepted notes receivable aggregating $4,000 from its founders in exchange for cash. Such notes were collateralized by all shares then owned by the founders. The notes bore interest at a fixed rate of 4.164%.

For accounting purposes, the acceptance of these non-recourse notes receivable from Old FiberTower’s founders in exchange for cash was considered to be (i) the purchase of treasury shares by Old FiberTower and (ii) the simultaneous issuance to the founders of unexercised, partially vested options to purchase the number of shares of Old FiberTower’s common stock that collateralize the notes. Such deemed options had intrinsic value at the date of grant because the exercise price was less than the fair value of the common stock at such date, as determined by Old FiberTower. With respect to the deemed purchase of treasury shares, the Company recorded the aggregate principal balance of the notes, along with interest subsequently accrued, as a reduction of stockholders’ equity in the accompanying balance sheet as of December 31, 2005. However, the related common shares were presented as issued and outstanding for financial reporting purposes because the holders of such shares were legally entitled to vote these shares, participate in dividends, when and if declared by the Board of Directors, and enjoy the other rights of ownership of such shares while the notes were outstanding. With respect to the deemed issuance of unexercised, partially vested stock options to Old FiberTower’s founders, because the interest component of the notes was full-recourse, payable at maturity and nonrefundable, such stock options constituted fixed stock-based awards, which resulted in the recognition of stock-based compensation expense aggregating $238. The stock-based compensation of $189 associated with the vested portion of the deemed options was charged to operations at the date of grant in 2005. The remaining deferred stock-based compensation associated with the unvested portion of the deemed options of $49 was recognized over the vesting period (which ended in 2006) using the graded vesting method.

The notes receivable from stockholders, plus accrued interest, were fully repaid prior to the completion of the merger with First Avenue.

Old FiberTower Stock Plan—In May 2001, Old FiberTower adopted a stock option plan (the “Old FiberTower Stock Plan”) pursuant to which the Board of Directors was authorized to grant options to purchase common stock, or issue shares of common stock, to employees, officers, directors, advisors or consultants of Old FiberTower. Incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) were granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. All options issued under the Old FiberTower Stock Plan have a ten-year term, become fully exercisable upon vesting, and generally vest over one to four years. Unless otherwise stipulated by the Board of Directors, Restricted Stock Awards to employees under the Old FiberTower Stock Plan vest over a four-year period from the grant date. During 2006, Restricted Stock Awards issued to certain directors vested immediately while other Restricted Stock Awards vested over periods of less than four years, as stipulated in the respective award agreements. Prior to vesting, the Restricted Stock Awards have voting rights and are entitled to dividends. Therefore, such shares are considered outstanding for financial reporting purposes, but are included in the loss per share computations only to the extent vested.

As a result of the merger discussed in Note 1, all outstanding options and Restricted Stock Awards under this plan were legally assumed by First Avenue and this plan was discontinued effective August 29, 2006. All existing outstanding options and Restricted Stock Awards continued under the same terms of the original grant agreements (including the ten year contractual life of options) as adjusted for the merger exchange ratio with respect to the number of shares and per share price.

First Avenue Stock Option Plan—As a result of the Merger discussed in Notes 1 and 3, Old FiberTower, as the acquirer of First Avenue, assumed options for the purchase of 4,249,336 common shares that had been granted by First Avenue under its Stock Incentive Plan (the “Stock Incentive Plan”) prior to the merger.

First Avenue revised the Stock Incentive Plan, effective as of August 29, 2006 as follows: (1) provided for the issuance of restricted shares as well as ISOs and NSOs; (2) increased the number of options and restricted shares reserved for issuance under the plan from 7.6 million shares to 23,314,588 shares; (3) provided for annual awards of restricted shares with an aggregate value of $85 to each non-employee director, and (4) allowed for an annual increase in the aggregate authorized shares to 1.5% of the then outstanding common shares. In addition, all options granted under the Stock Incentive Plan have a contractual term of five years.

A summary of the Company’s 2006 stock option activity is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Balance at December 31, 2005	3,516,146	$0.72
Granted	3,918,054	$6.80
Forfeited	(1,042,193)	$5.66
Exercised	(1,028,488)	$.64		$4,937
Options assumed in merger with First Avenue	4,249,336	$7.03
Balance at December 31, 2006	9,612,855	$5.46	5.0	$14,150
Exercisable at December 31, 2006	5,114,186	$5.12	4.1	$8,620

The following sets forth information regarding options outstanding at December 31,  2006:

Options Outstanding				Options Exercisable
		Weighted	Weighted Average		Weighted
Range of	Outstanding	Average Exercise	Remaining Life	Options	Average Exercise
Exercise Prices	Number of Options	Price per Share	(Years)	Exercisable	Price per Share
$0.17–$0.52	654,374	$0.34	3.6	633,453	$0.34
$0.86–$0.96	1,876,105	$0.89	7.5	923,209	$0.89
$4.68–$5.43	1,035,014	$4.76	6.9	415,524	$4.68
$7.00–$7.47	2,432,000	$7.07	3.4	2,432,000	$7.07
$7.74–$7.93	3,140,362	$7.75	4.6	235,000	$7.92
$8.35–$8.86	475,000	$8.71	2.4	475,000	$8.71
	9,612,855		5.0	5,114,186	$5.12

Options outstanding that are vested or are expected to vest are as follows

	Number of Shares	Weighted Average Exercise price	WeightedAverage Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000s)
Vested	5,114,186	$5.12	4.1	$8,620
Options expected to vest	2,958,846	$5.84	5.9	3,637
Total	8,073,032	$5.38	4.8	$12,257

The aggregate intrinsic values above include only in-the-money options based on the Company's closing stock price of $5.88 at December 31, 2006.

The fair value of the options granted during the year ended December 31, 2006 was determined using a Black-Scholes-Merton option pricing model and the assumptions set forth below:

Expected life of options	3.75—6.25 years
Volatility	70%
Risk-free interest rate	4.39%—5.03%
Expected dividend yield	0.00%

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2006 was $3.82 per share.

As of December 31, 2006, there was $10,450 of unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.75 years.

The aggregate fair value of options that have been accounted for under SFAS No. 123 (R) and that vested during the year ended December 31, 2006 was $961.

In connection with the merger of First Avenue with Old FiberTower, the Company agreed to provide certain severance benefits, including cash compensation and the acceleration of vesting of 50% of the then outstanding stock options, to any of Old FiberTower’s officers who are actually or constructively terminated within 12 months of the merger. During the year ended December 31, 2006, four executives of Old FiberTower terminated employment and options for 109,880 shares were accelerated under this agreement. Share based payment expense of $173 was recorded in connection with these option modifications.

Certain of the Company’s key employees’ stock option and Restricted Stock Awards agreements provide that upon a change in control of the Company 100% of the stock options and restricted shares granted to such employees will be fully vested.

During 2006, the Company issued Restricted stock award under the Stock Incentive Plan to its employees and directors. Generally, the shares awarded to employees vest over a four-year period from grant date. Restricted Stock Awards issued to certain directors vested immediately while shares issued to the Chairman will vest over two years. Prior to vesting, the restricted stock have voting rights and are entitled to dividends. Such shares are considered outstanding on the balance sheet but are included in the earnings (loss) per share computations only to the extent vested.

A summary of the Restricted Stock Award activity for the year ended December 31, 2006 is as follows:

	Number of Shares	Weighted-Average Grant-Date Per Share Fair Value
Balance at December 31, 2005	—	—
Granted	2,856,528	$7.64
Vested	(43,928)	$7.74
Cancelled	(460,800)	—
Restricted shares assumed in merger with First Avenue	689,600	$7.74
Balance at December 31, 2006	3,041,400	$7.65

As of December 31, 2006, there was approximately $16,650 of unrecognized compensation cost related to the restricted stock grants. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.75 years. The aggregate intrinsic value of the restricted stock outstanding at December 31, 2006 was $17.9 million.

Common stock share grants—The Board of Directors of Old FiberTower, awarded an aggregate of 189,692 shares at a fair value of $11.16 per share to three executives and one director that became effective upon the completion of the merger discussed in Note 3. The executives’ shares aggregating 142,269 shares fully vested in 2006 and the director’s shares fully vested in March 2007. The Company recorded share-based payment expense of $2,076 during the year ended December 31, 2006 in connection with these common stock share grants.

As of December 31, 2006, there was approximately $50 of unrecognized compensation cost related to these common stock share grants. This compensation cost is expected to be recognized over a period of two months. The aggregate intrinsic value of the common stock share grants outstanding at December 31, 2006 was $279.

During the year ended December 31, 2005, the Company issued 15,202 shares of fully-vested common stock to a consultant in exchange for services rendered. The fair value of such shares at the date of issuance of $14 was charged to general and administrative expense in 2005.

In December 2006, the Company issued 30,000 shares to a consultant in exchange for services rendered. The fair value of such shares at the date of issuance of $177 was charged to general and administrative expense in 2006.

The employee and non-employee stock-based compensation expense was recorded in the consolidated statements of operations as follows:

	Years Ended December 31
	2006	2005	2004
Cost of service revenues	$1,145	$53	$—
Sales and marketing	675	107	3
General and administrative	4,582	77	1
Total	$6,402	$237	$4

In addition, the Company capitalized $165 of share-based payment expense for the year ended December 31 2006 in connection with collocation site acquisition and network construction activities.

Warrants—FiberTower assumed warrants in connection with its merger with First Avenue. As of December 31 2006, there were 2,879,555 warrants outstanding. Such warrants expire between January 24, 2009 and December 14, 2014.

The following table summarizes information about warrants outstanding as of December 31, 2006:

Warrants Outstanding		Warrants Exercisable
Exercisable Price Per Share	Warrants Outstanding	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price Per Share
$1.84	305,555	2.1	305,555	$1.84
$7.25	2,574,000	8.0	2,574,000	$7.25

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance were as follows as of December 31, 2006:

December 31, 2006
Convertible senior secured notes(1)	48,552,473
Warrants	2,879,555
Stock options and restricted shares	22,866,551
Total shares reserved	74,298,579

(1)          Effective as of February 15, 2007.

Note 10—Income Taxes

A reconciliation of FiberTower’s effective tax rate as a percentage of loss before income tax and the federal statutory tax rate for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Federal statutory tax rate	35.0%	34.0%	34.0%
State income tax, net of federal benefit	5.2%	6.0%	6.0%
Nondeductible items and other	(0.7)%	—	—
Impact of valuation allowance	(39.5)%	(40.0)%	(40.0)%
Effective income tax rate	0.0%	0.0%	0.0%

Due to the Company’s (i) net operating losses since inception and (ii) present inability to recognize the potential benefits of its net operating loss carryforwards, as described below, no provision or benefit for income taxes has been recorded in the accompanying financial statements.

Deferred tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$615,131	$18,000
Property and equipment	35,033	—
FCC license amortization	42	—
State taxes	(36,343)	—
Other	3,583	300
Total deferred tax assets	617,446	18,300
Valuation allowance	(617,446)	(18,300)
Net deferred tax assets	$—	$—
Intangible assets deferred tax liability	$(102,964)	$—

Realization of the Company’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Management has concluded that it was more likely than not that the Company’s deferred tax assets would not be realized. Accordingly, the Company’s deferred tax assets have been fully offset by a valuation allowance at December 31, 2006 and 2005. During the years ended December 31, 2006, 2005 and 2004, the Company increased this valuation allowance by $600,417, $9,100 and $4,900, respectively. Approximately $579,000 of the increase in the valuation allowance during the year ended December 31, 2006 relates to tax benefits associated with the merger with First Avenue (Note 3). To the extent any of the deferred tax asset valuation allowance recognized in connection with this merger is subsequently reversed, it will be recognized first as a reduction of goodwill, then as a reduction of other intangible assets and, lastly, as a reduction of current period income tax expense.

As a result of the adoption of SFAS No. 123(R), the Company’s deferred tax assets at December 31, 2006 do not include excess tax benefits from stock option exercises. Stockholders’ equity will be increased if these excess tax benefits are ultimately realized.

At December 31, 2006, the Company had net operating loss carryforwards of approximately $1,429,350 for federal income tax purposes. These net operating loss carryforwards begin to expire in 2011 and fully expire in 2026. Utilization of the Company’s net operating loss carryforwards may be subject to a substantial annual limitation due to historical or future ownership percentage change rules provided by

Internal Revenue Code Section 382. The annual limitation may result in the expiration of certain net operating loss carryforwards before their utilization.

Note 11—Retirement Savings Plan

The Company maintains a 401(k) retirement savings plan (the “Savings Plan”) for its permanent employees. Each participant in the Savings Plan may elect to contribute a percentage of his or her annual compensation to the Savings Plan, up to a specified maximum amount per year. The Company, at its discretion, may also make contributions to the Savings Plan. The Company made $13 in contributions to the Savings Plan during the years ended December 31, 2006, (none in 2005 and 2004). Benefits payable under the Savings Plan are limited to Company and employees.

Note 12—Related Party Transactions

During the years ended December 31, 2006 and 2005, the Company leased collocation space from certain stockholders that (i) own greater than 10% of the Company’s outstanding equity securities and/or (ii) have representatives who serve on the Company’s Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such years. The aggregate operating expenses included in the accompanying statements of operations for years ended December 31, 2006 and 2005, respectively, pertaining to these lease and service arrangements were approximately $1,722, and $433, respectively. The Company does not consider the corresponding amounts for the year ended December 31, 2004 to be material to our financial statements. As a result of the Merger, the ownership interests of one related party is less than 3% of the Company’s outstanding equity securities and transactions with this entity during the fourth quarter of 2006 are excluded.

During the years ended December 31, 2006, 2005 and 2004, (i) a member of our Board of Directors and (ii) one of our investors served as consultants to the Company on various aspects of our business and strategy. These individuals were compensated for their services with varying amounts of cash and stock options, which we do not consider to be material to the accompanying consolidated financial statements.

Representatives from three entities holding approximately 36% of the outstanding common stock serve on our Board of Directors. A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 16% of our outstanding common stock.

The executive chairman of the Company’s board of directors, serves as a director of Tessco Technologies Incorporated. Tessco supplies the Company with various materials which are used in the business operations. During 2006, we have paid Tessco approximately $0.7 million with an additional $0.2 million in unpaid and uninvoiced balances.

Note 13—Guarantees and Other Contingencies

Regulatory Matters—The Company is subject to certain claims and assessments and makes routine filings with the FCC. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

License Renewal—Like other FCC licenses, the licenses which First Avenue holds were granted for an initial ten-year term and have renewal dates ranging from 2007 to 2011. To obtain renewal of a license, the licensee must demonstrate that it has provided “substantial service” during its license term. What level of service is considered “substantial” will vary depending upon the type of offering by the licensee. The FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license will be canceled. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 and 39 GHz licenses, but believe that our licenses will be renewed based on our significant network investment and expanding geographic coverage. However, since we are required to demonstrate substantial service at the time the licenses are renewed, the FCC could choose to revoke licenses that do not meet the substantial service safe harbor.

Other guarantees—From time to time, the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities and for other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship; (iii) contracts under which the Company may be required to indemnify customers against third-party claims that a Company product or service infringes a patent, copyright or other intellectual property right; and (iv) procurement or license agreements under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.

Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the Company’s consolidated balance sheets.

Legal proceedings—The Company is subject to certain legal proceedings and claims in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s financial position or results of operations.

As of December 31, 2006, the Company had a dispute with a vendor concerning the amount owed to it for purchases of equipment. The Company believes that this dispute will be resolved in the near term without a material adverse effect on the Company’s consolidated financial statements. One of the disputes related to December 31, 2005 was resolved in 2006 and did not have a material effect on the company’s consolidated financial statements.

Note 14—Selected Quarterly Financial Information (Unaudited)

FiberTower’s 2006 and 2005 unaudited selected consolidated quarterly financial information are as follows:

	Quarters Ended
	March 31	June 30	September 30	December 31
	(All amounts in thousands except per share amounts)
2006
Service revenues	$2,523	$3,093	$4,038	$4,109
Operating loss	(7,549)	(10,811)	(15,070)	(22,942)
Net loss	$(6,477)	$(10,011)	$(14,469)	$(26,321)
Basic and diluted loss per share	$(1.25)	$(1.84)	$(0.27)	$(0.19)
2005
Service revenues	$909	$1,335	$1,678	$2,302
Operating loss	(4,860)	(5,211)	(6,027)	(8,264)
Net loss	$(4,795)	$(5,188)	$(4,924)	$(7,002)
Basic and diluted loss per share	$(1.18)	$(1.22)	$(1.07)	$(1.44)

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the Merger on August 29, 2006, First Avenue’s financial statements were audited by KBA Group LLP (“KBA”). Old FiberTower’s financial statements were audited by Ernst & Young LLP (“E&Y”). Old FiberTower was treated as the acquirer for accounting purposes and E&Y will continue to audit our financial statements, as approved by our Audit Committee of the Board of Directors on September 25, 2006.

Because First Avenue was audited by KBA prior to the Merger, the Merger technically resulted in a change in independent accountants. Effective on September 25, 2006, we dismissed KBA as our independent registered public accounting firm. The decision to dismiss KBA as our independent accountants was approved by the Audit Committee of our Board of Directors on September 25, 2006.

We do not have any disagreements with our accountants on accounting and financial disclosure matters.

Item 9A.        Controls and Procedures

(a)          Evaluation of disclosure controls and procedures.

As of December 31, 2006, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Ernst & Young LLP, our independent registered public accounting firm, a material weakness in our internal control over financial reporting. As a result of this material weakness in our internal control over financial reporting, our CEO and CFO have concluded that, as of December 31, 2006, our disclosure controls and procedures were not effective.

(b)          Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

On August 29, 2006, FiberTower Network Services Corp. (which was formerly known as FiberTower Corporation and is referred to hereinafter as “Old FiberTower”), a privately-held company, merged with First Avenue Networks, Inc. Upon completion of the merger, First Avenue Networks, Inc. changed its name to FiberTower Corporation. Old FiberTower was determined to be the acquirer for accounting purposes. Our management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of OldFiberTower, which is included in the 2006 consolidated financial statements of FiberTower Corporation and constituted approximately $159 million and $131 million of total and net assets, respectively, as of December 31, 2006 and approximately $13 million and $47 million of revenues and net loss, respectively, for the year then ended.

As of December 31, 2006, our management has assessed the effectiveness of our internal control over financial reporting. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In performing the assessment, management has identified the following control deficiency that we have concluded is a material weakness in both the design and operating effectiveness of internal control over financial reporting as of December 31, 2006:

The scope and complexity of our operations increased during late 2006, principally as a result of the merger between Old Fiber Tower First Avenue Networks, Inc. and our subsequent convertible debt offering. As a result, we do not have a sufficient number of accounting personnel with the relevant technical accounting and financial reporting experience and skills, and we lack the requisite accounting systems (which were largely non-integrated as of December 31, 2006), to facilitate the preparation of timely and accurate consolidated financial statements, particularly with respect to accounting for significant unusual transactions. Consequently, material errors occurred, or have the potential to occur, in our accounting for (i) goodwill and deferred income tax liability accounts and (ii) embedded derivative financial instrument and other income and expense accounts, as well as in the related financial statement disclosures. Therefore, we recorded a number of adjustments to our 2006 consolidated financial statements, and related disclosures, prior to including them in this report.

Until this material weakness is remediated, there is more than a remote likelihood that a material misstatement to our annual or interim consolidated financial statements could occur and not be prevented or detected by our controls in a timely manner. As a result of the material weakness described above, management has concluded that, as of December 31, 2006, our system of internal control over financial reporting was not effective based on the criteria in Internal Control-Integrated Framework. Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on our assessment of our internal control over financial reporting. That report appears below in this Item 9A.

(c)           Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
FiberTower Corporation

We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control over Financial Reporting,” that FiberTower Corporation (which, as described below, was formerly known as First Avenue Networks, Inc.) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of a material weakness in the overall design and operation of FiberTower Corporation’s technical accounting and financial reporting functions, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FiberTower Corporations’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On August 29, 2006, FiberTower Network Services Corp. (which was formerly known as FiberTower Corporation and is referred to hereinafter as “Old FiberTower”), a privately-held company, merged with First Avenue Networks, Inc. Upon completion of the merger, First Avenue Networks, Inc. changed its name to FiberTower Corporation. Old FiberTower was determined to be the acquirer for accounting purposes. As indicated in the accompanying report entitled “Management’s Report on Internal Control Over Financial Reporting,” management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Old FiberTower, which is included in the 2006 consolidated financial statements of FiberTower Corporation and constituted approximately $158,863 and $131,320 of total and net assets, respectively, as of December 31, 2006 and approximately $13,177 and $47,171 of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of FiberTower Corporation also did not include an evaluation of the internal control over financial reporting of Old FiberTower.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. The scope and complexity of the Company’s operations increased during late 2006, principally as a result of the merger with First Avenue Networks, Inc. and a subsequent convertible debt offering. The Company does not have a sufficient number of accounting personnel with the relevant technical accounting and financial reporting experience and skills, and it lacks the requisite accounting systems (which were largely non-integrated as of December 31, 2006), to facilitate the preparation of timely and accurate consolidated financial statements, particularly with respect to accounting for significant unusual transactions. Consequently, material errors occurred, or have the potential to occur, in the Company’s (i) goodwill and deferred income tax liability accounts and (ii) embedded derivative financial instrument and other income and expense accounts, as well as in the related financial statement disclosures. Therefore, the Company recorded a number of adjustments to its 2006 consolidated financial statements, and related disclosures, prior to their issuance. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and this report does not affect our report dated March 29, 2007 on those financial statements.

In our opinion, management’s assessment that FiberTower Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, FiberTower Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

San Francisco, California
March 29, 2007

(d)          Remediation Efforts to Address Material Weakness

Management believes the material weakness was primarily the result of several significant, complex transactions we experienced in 2006, including the Merger of Old FiberTower with First Avenue Networks, Inc. and the convertible senior secured notes offering, as well as significant turnover of our financial accounting and reporting staff.

We have begun planning and implementing changes to our processes to improve our internal control over financial reporting. The following are among the steps we have taken, or intend to take, to remediate the above stated material weakness:

•       We hired an Accounting Manager with over 15 years of accounting experience in the first quarter of 2007. The Accounting Manager holds a Masters of Accounting degree, and is a Certified Public Accountant.

•       We intend to hire an accountant with strong technical skills to evaluate the impact of non-routine and non-systemic transactions for proper treatment under U.S. GAAP accounting.

•       We intend to hire an SEC reporting expert to manage the assimilation of financial transactions and preparation of reports that comply with relevant rules and regulations for timely review and approval of management, submission to the external auditors and ultimate filing with the SEC.

•       We engaged a reputable firm to provide outsourcing resources and expertise in our continuing assessment, redesign and improvement of our internal controls over financial reporting and to assist in the implementation of the requirements of Sarbanes-Oxley Section 404 for our combined company in 2007.

Although we have already taken some actions to remediate the material weakness, further remedial action is required including the addition of a permanent controller and additional accounting staff and the development and implementation of enhanced accounting systems, processes, policies and procedures. Our management and Audit Committee will monitor closely the implementation of our remediation plan.

The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

(e)           Changes in internal control over financial reporting.

Internal control over financial reporting did not change materially during the quarter ended December 31, 2006 with respect to First Avenue Networks, Inc., which is the entity included in the scope of management’s assessment of internal control over financial reporting as of December 31, 2006, as described above.  Management mitigated risks associated with the merger of First Avenue Networks, Inc. and Old FiberTower by deferring the integration of their accounting systems until 2007. While management has determined that this deferral mitigated the risk of material errors in accounting transactions, maintaining two disparate general ledger systems resulted in changes to the process of consolidation and preparation of our financial statements. We hired two senior financial consultants to develop the technical accounting, and financial reporting capabilities of the accounting staff.

ITEM 9B.       OTHER INFORMATION

None

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding Directors, Executive Officers and Corporate Governance required by Item 10 is incorporated by reference to our proxy statement for our 2007 annual meeting of stockholders, which we refer to as our 2007 Proxy Statement

ITEM 11.         EXECUTIVE COMPENSATION

The information regarding Executive Compensation required by Item 11 is incorporated by reference to our 2007 Proxy Statement.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by Item 12 is incorporated by reference to our 2007 Proxy Statement.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding Certain Relationships and Related Transactions and Director Independence required by Item 13 is incorporated by reference to our 2007 Proxy Statement.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding Principal Accountant Fees and Services required by Item 14 is incorporated by reference to our 2007 Proxy Statement.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.                 Financial Statements: See “Index to Consolidated Financial Statements” in Part II, Item 8 of this report.

2.                 Financial Statement Schedules: All schedules are omitted because the required information is inapplicable, immaterial, or the information is presented in the consolidated financial statements and notes thereto in Item 8 of this report.

3.                 Exhibits: The exhibits listed in the accompanying exhibit index are filed, furnished or incorporated by reference as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERTOWER CORPORATION
Date: March 29, 2007	By:	/s/ THOMAS A. SCOTT
Thomas A. Scott
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MICHAEL K. GALLAGHER	President, Chief Executive Officer and	March 29, 2007
Michael K. Gallagher	Director (Principal Executive Officer)
/s/ THOMAS A. SCOTT	Senior Vice President and Chief Financial	March 29, 2007
Thomas A. Scott	Officer (Principal Financial and Accounting Officer)
/s/ JOHN D. BELETIC	Executive Chairman and Director	March 29, 2007
John D. Beletic
/s/ BANDEL CARANO	Director	March 29, 2007
Bandel Carano
/s/ RANDALL HACK	Director	March 29, 2007
Randall Hack
/s/ JOHN KELLY	Director	March 29, 2007
John Kelly
/s/ JOHN B. MULETA	Director	March 29, 2007
John B. Muleta
/s/ DARRYL SCHALL	Director	March 29, 2007
Darryl Schall
/s/ STEVEN D. SCHEIWE	Director	March 29, 2007
Steven D. Scheiwe
/s/ NEIL S. SUBIN	Director	March 29, 2007
Neil S. Subin

p

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1

Agreement and Plan of Merger, dated May 14, 2006, among First Avenue Networks, Inc., FiberTower Corporation and Marlin Acquisition Corporation (incorporated by reference to Registrant’s Current Report on Form 8-K filed on May 18, 2006).

3.1

Restated Certificate of Incorporation of the Registrant dated August 29, 2006 (incorporated by reference to Annex C to the Registrant’s Definitive Information Statement on Schedule 14C), as filed with the SEC on July 25, 2006.

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Annex D to the Registrant’s Definitive Information Statement on Schedule 14C), as filed with the SEC on July 25, 2006.
4.1	Specimen of Common Stock Certificate (incorporated by reference to the Registrant’s registration statement on Form S-8 (Reg. No. 137040) filed on August 31, 2006).
4.2	Senior Secured Note and Class A Warrant Agreement (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report Form 8-K dated January 4, 2002).
4.3	Form of Class A Warrant (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report Form 8-K dated January 4, 2002).
4.4	Form Stock Purchase Warrant to subscribe for and purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report Form 8-K dated January 29, 2004).
4.5	Form of 9% Senior Secured Note due December 20, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report Form 8-K dated January 29, 2004).
4.6

Indenture, dated as of November 9, 2006, among FiberTower Corporation, as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 15, 2006).

4.7	Form of 9.00% Convertible Senior Secured Notes due 2012, including the form of Guarantee (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 15, 2006).
4.8

Registration Rights Agreement, dated as of November 9, 2006, among FiberTower Corporation, the guarantors named therein, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 15, 2006).

4.9

Escrow Agreement, dated as of November 9, 2006, among FiberTower Corporation, Wells Fargo Bank, National Association, as trustee under the Indenture, and Wells Fargo Bank, National Association, as escrow agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 15, 2006).

4.10

Pledge and Security Agreement, dated as of November 9, 2006, among FiberTower Corporation, the subsidiary grantors named therein, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on November 15, 2006).

4.11

Registration Rights Agreement, dated August 29, 2006, by and among the Company and each of the holders listed on Exhibit A thereto (incorporated by reference to the Registrant’s current report on Form 8-K filed on September 1, 2006).

10.1

First Amendment to Senior Secured Note and Class A Warrant Purchase Agreement, dated January 26, 2004, among the Company and the Purchasers named in Schedule I thereto (incorporated by reference to the Registrant’s current report on Form 8-K dated January 29, 2004).

10.2

Common Stock and Warrant Purchase Agreement, dated January 28, 2004, by and between the Company and the Investors party thereto (incorporated by reference to the Registrant’s current report on Form 8-K dated January 29, 2004).

10.3

Securities Purchase Agreement dated as of December 14, 2004 by and among First Avenue Networks, Inc. and the Purchasers listed on Schedule I attached thereto (incorporated by reference to the Registrant’s current report on Form 8-K dated December 14, 2004).

10.4	Form of Common Stock Purchase Warrant issued by the Company to each of the Purchasers (incorporated by reference to the Registrant’s current report on Form 8-K dated December 14, 2004).
10.5	Form of Common Stock Purchase Warrant issued to Tejas Securities Group, Inc. (incorporated by reference to the Registrant’s annual report on Form 10-K for the year ended December 31, 2004).
10.6

Amended and Restated Asset Purchase Agreement, dated as of January 13, 2005, by and among First Avenue Networks, Inc., Teligent Services Acquisition, Inc., Teligent, Inc. and Teligent Services, Inc. (incorporated by reference to the Registrant’s current report on Form 8-K dated January 18, 2005).

10.7

Third Amended and Restated Registration Rights Agreement, dated January 28, 2004, by and the Company and the parties thereto (incorporated by reference to the Registrant’s current report on Form 8-K dated January 18, 2005).

10.8	Warrant issued to Dr. Rajendra Singh (incorporated by reference to the Registrant’s current report on Form 8-K dated January 18, 2005).
*10.9	First Avenue Networks, Inc. Stock Incentive Plan (incorporated by reference to Annex E to the Registrant’s Definitive Information Statement on Schedule 14C, as filed with the SEC on July 25, 2006).
*10.10

Form of Stock Option Agreement under First Avenue Networks, Inc. Stock Incentive Plan (incorporated by reference to the Registrant’s registration statement on Form S-8 (Reg. No. 137040) filed on August 31, 2006).

†*10.11	Form of Restricted Stock Agreement under First Avenue Networks, Inc. Stock Incentive Plan.
*10.12	FiberTower Corporation Amended and Restated Stock Option Plan (incorporated by reference to the Registrant’s registration statement on Form S-8 (Reg. No. 137040) filed on August 31, 2006).
*10.13

Form of Stock Option Agreement under FiberTower Corporation Amended and Restated Stock Option Plan (incorporated by reference to the Registrant’s registration statement on Form S-8 (Reg. No. 137040) filed on August 31, 2006).

*10.14	Offer Letter dated August 29, 2006, by and between the Company and John D. Beletic (incorporated by reference to the Registrant’s current report on Form 8-K filed on September 1, 2006).
*10.15	Employment Agreement dated August 29, 2006, by and between the Company and Michael K. Gallagher (incorporated by reference to the Registrant’s current report on Form 8-K filed on September 1, 2006).

†21.1	List of subsidiaries
†23.1	Consent of Independent Registered Public Accounting Firm
†31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
†31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
†32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†                    Filed herewith

*                    Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.