Form 10-K/A
period 2006-12-31
FiberTower CORP
filed 2007-04-24
CIK 1010286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-21091

FIBERTOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

185 Berry Street, Suite 4800
San Francisco, CA	94107
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 659-3500

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006 based on the closing sales price as reported on the Nasdaq Global Market on such date was approximately $235 million.

Number of shares of common stock outstanding as of April 16, 2007 : 145,668,647 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K, as filed by the Registrant with the Securities and Exchange Commission on March 30, 2007, and is being filed solely to amend Part III, Item 10 through Item 14.  The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of Registrant’s Definitive Proxy Statement into Part III of the Annual Report is hereby amended to delete that reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Board of Directors

Our board of directors currently consists of nine persons, three Class I directors with terms expiring at the 2007 annual meeting of stockholders, three Class II directors with terms expiring at the 2008 annual meeting of stockholders, and three Class III directors with terms expiring at the 2009 annual meeting of stockholders. There is no family relationship between any director and any other director or executive officer.

Audit Committee

In 2006, prior to our merger (which we refer to as the merger) with FiberTower Networks Services Corp., formerly FiberTower Corporation (which we refer to as Old FiberTower), the Audit Committee of our board of directors consisted of Matthew Teplitz, Richard Shorten and Neil Subin.  Upon completion of the merger, Messrs. Teplitz and Shorten resigned from the board and Randall Hack, Darryl Schall and Steven Scheiwe were appointed by the board of directors to serve on the Audit Committee, with Mr. Schall appointed as Chairman of the Committee.  The board of directors has determined that Mr. Schall is an “audit committee financial expert” under the rules and regulations of the SEC and has accounting or related financial management expertise as those terms are defined in the rules of the Nasdaq Stock Market.  The board has also determined that each of Messrs. Hack, Schall and Scheiwe is financially literate and sophisticated as those terms are defined in the rules of the Nasdaq Stock Market.

Members of the Board of Directors

Class I Directors:

John D. Beletic, age 55

Mr. Beletic has been a member of our board of directors since the merger and was a director of Old FiberTower from January 2004 through the date of the merger. Since July 2002, Mr. Beletic has served as a venture partner with Oak Investment Partners, a venture capital firm. In addition, Mr. Beletic serves on the board of directors of iPass, Inc., Tessco Technologies, as well as three privately-held companies. From July 2002 to September 2004, Mr. Beletic also served as Executive Chairman of Oculan Corporation, a network monitoring and intrusion detection company. From August 1994 until December 2001, Mr. Beletic served as Chairman and Chief Executive Officer of PageMart and WebLink Wireless, Inc. Prior to 1994, he was a Venture Partner at Morgan Stanley Venture Capital Partners, following a five-year term as President and Chief Executive Officer of Tigon, which was acquired by Ameritech. Mr. Beletic received a B.S.B.A. degree in Finance from Xavier University and a M.B.A. degree from the Harvard Business School.

Michael K. Gallagher, age 47

Mr. Gallagher has served as our President and Chief Executive Officer and as a member of our board of directors since September 2005. From March 2001 to September 2005, Mr. Gallagher served as President of Flarion Technologies Inc., a maker of mobile communications network devices. From January 1999 to January

2001, he served as Senior Vice President for Worldwide Sales and Operations for Nortel Networks’ IP Services business unit (formerly Shasta Networks, which was acquired by Nortel in April 1999). Prior to joining Shasta Networks, Mr. Gallagher served as Senior Vice President, North American Sales for Bay Networks, a computer networking company, from 1990 to 1999. Mr. Gallagher serves on the board of directors of Enterasys Networks, Inc., a comprehensive network solutions company.

Neil Subin, age 42

Mr. Subin has served as a member of our board of directors since December 2001 and is a member of our Compensation Committee. Since its formation in 1991, Mr. Subin has served as managing director and president of Trendex Capital Management. Trendex is a private investment fund focusing primarily on financially distressed companies.

Class II Directors:

Bandel Carano, age 45

Mr. Carano has served as a member of our board of directors and member of our Nominating and Corporate Governance Committee since the merger and was a director of Old FiberTower from February 2004 through the date of the merger. Since 1985, Mr. Carano has served as Managing Partner at Oak Investment Partners. Prior to joining Oak Investment Partners, he worked in Morgan Stanley’s Venture Capital Group.  Mr. Carano has invested in telecommunications, software, semiconductors and design automation companies. Mr. Carano currently serves as a director of publicly-held companies Wireless Facilities, Inc. and Tele Atlas. Mr. Carano received B.S. and M.S. degrees in Electrical Engineering from Stanford University.

John Muleta, 42

Mr. Muleta has served as a member of our board of directors since June 2005 and is a member of our Nominating and Corporate Governance Committee. In December 2005, Mr. Muleta founded M2Z Networks, Inc. and currently serves as Chief Executive Officer and a director of M2Z Networks, Inc. He was a partner and co-chair of the Communications Group at Venable LLP from March 2005 through April 2006. Mr. Muleta served as the chief of the Federal Communications Commission’s Wireless Telecommunications Bureau from February 2003 through March 2005. From August 2001 to February 2003, Mr. Muleta was the president and Chief Executive Officer of Source 1 Technologies LLC, a privately held systems integration firm. From January 2001 to August 2001, he was a cofounder of OI Systems Inc., a Washington-based management consulting firm. From January 2000 to January 2001, Mr. Muleta worked for Navisite, Inc. as Executive Vice President for International and Business Development. From January 1998 to January 2000, Mr. Muleta concurrently served as president of PSINet Ventures Inc., president of PSINet’s Global Facilities Division and president of PSINet’s India, Middle East and Africa Division.

Darryl Schall, age 46

Mr. Schall has served as a member of our board of directors and the Chairman of our Audit Committee since the merger and was a director of Old FiberTower from 2005 through the date of the merger. Mr. Schall has served as an investment professional at Tudor Investment Corporation, an investment firm, since July 2002. Prior to joining Tudor, he worked at Trust Company of the West, most recently as a portfolio manager and director of research for high yield debt and special situation investments. Mr. Schall received a B.A. degree from the University of California, Los Angeles and a M.B.A. degree from the University of Chicago.

Class III Directors:

Randall Hack, age 60

Mr. Hack has served as a member of our board of directors, the Chairman of our Nominating and Corporate Governance Committee and a member of our Audit Committee since the merger and was a director of Old FiberTower from May 2002 through the date of the merger. Since January 1995, Mr. Hack has served as a senior managing director of Nassan Capital L.L.C., an investment firm that he founded. From 1990 to January 1995, Mr. Hack served as President of the Princeton University Investment Company. From 1979 to 1988, he served as President and CEO of Matrix Development Company, a commercial and industrial real estate development firm that he founded.  Mr. Hack serves as a member of our board of directors on behalf of Crown Castle International Corp., for which he has served as a director since 1997.  Mr. Hack also serves as President and Chief Executive Officers of Capstone Capital L.L.C., an investment firm that he founded.  He also serves as an Advisory Director for Berkshire Partners. Mr. Hack received an A.B. degree from Princeton University and a M.B.A. degree from Harvard Business School.

John P. Kelly, age 49

Mr. Kelly has served as a member of our board of directors and the Chairman of our Compensation Committee since the merger and was a director of Old FiberTower from May 2002 through the date of the merger. Mr. Kelly was elected as a director of Crown Castle International Corp. (“CCIC”) in May 2000 and was appointed President and Chief Executive Officer of CCIC in August 2001. Mr. Kelly joined CCIC in July 1998, and was named President and Chief Operating Officers of Crown Communication, Inc. in December of that year.  Prior to his appointment as Chief Executive Officer, he served as President and Chief Operating Officer of CCIC. From January 1990 to July 1998, Mr. Kelly was the President and COO of Atlantic Cellular Company L.P. From December 1995 to July 1998, he was also President and COO of Hawaiian Wireless, Inc., an affiliate of Atlantic Cellular. He currently serves on the board of directors of on the Personal Communications Industry Association (PCIA), the wireless infrastructure association.

Steven Scheiwe, age 46

Mr. Scheiwe has served as a member of our board of directors and a member of our Audit Committee since the date of the merger.  Mr. Scheiwe has also served as the President of Ontrac Advisors, Inc., which provides analysis and management services to private equity groups, privately and publicly held companies and funds managing distressed corporate debt issues, since May 2001. Mr. Scheiwe also currently serves on the board of directors of General Chemical Industrial Products, Inc., a leading North American supplier of soda ash to a broad range of industrial and municipal customers, and Footstar, Inc., a licensed operator of footwear departments in Kmart Corporation stores and in Rite Aid Corporation stores.  From April 1999 to May 2001, Mr. Scheiwe was the CEO and a member of the board of directors of Teletrac, Inc., a wireless telecommunications service provider located in Vista, California. Mr. Scheiwe also served as General Counsel and Secretary of Teletrac from 1995 to 1999.

Stockholder Nominations for Director Nominees

No material changes have been made to the procedures by which our stockholders may recommend nominees to our board of directors since we described the procedures in our definitive information statement on Schedule 14C filed on July 25, 2006.

Executive Officers

The following sets forth information with respect to our executive officers (except for Messrs. Gallagher and Beletic, whose biographical information is set forth above under “Board of Directors—Members of the Board of Directors”):

Thomas A. Scott, age 31

Mr. Scott has served as our Chief Financial Officer, Treasurer and Secretary since March 2006.  Mr. Scott served as our Vice President, Business Development and Finance from October 2005 through March 2006. From November 2004 through October 2005, he served as Acting President and Acting Chief Operating Officer of Teligent, Inc. From January 2002 until October 2005, Mr. Scott was the managing director of TAS Advisors, LLC, a communication consulting firm. From 1999 until January 2002, he served as Senior Director, Corporate Development for Winstar Communications, Inc.

David Leeds, age 37

Mr. Leeds has served as our Vice President—Sales & Sales Operations since the merger and served in the same role for Old FiberTower from March 2004 through the date of the merger.  He is a co-founder of Old FiberTower and had been with Old FiberTower since 2000. From 1999 to 2000, Mr. Leeds worked as Director of Product Planning with Dialpad, a VoIP carrier. Prior to that, from 1992 to 1997, Mr. Leeds worked in business, product, and strategic planning manager roles in the United States and Europe with Lexmark International, a manufacturer of printers and printer supplies. Mr. Leeds has a B.S. degree from the University of Vermont where he also studied at the University of Copenhagen and a M.B.A. degree from Stanford University’s Graduate School of Business.

Ravi Potharlanka, age 39

Mr. Potharlanka has served as our Senior Vice President—Operations since the merger and served as President of Market Operations with Old FiberTower from September 2003 through the date of the merger. Prior to that, he served as Old FiberTower’s VP of Market Operations and VP of Strategic Partnerships between August 2001 and August 2003.  From August 1997 to July 2001, Mr. Potharlanka served in various capacities at Teligent, a fixed wireless CLEC (or competitive local exchange carrier) company, most recently as Vice President of International Market Development. Prior to that, from August 1991 to December 1995, he served as Director of Product and Technology Development at Nextel Corporation and as Manager of Technology Development at Airtouch. Mr. Potharlanka holds a B.E. degree in Electrical Engineering from Regional Engineering College, Trichy (India), a M.S. degree in Electrical Engineering from the University of California, Davis, and a M.B.A. degree from Harvard Business School.

Joseph M. Sandri, Jr., age 43

Mr. Sandri has served as our Executive Vice President—Government and Regulatory since the completion of the merger.  Mr. Sandri served as Senior Vice President, and President of First Avenue Networks Solutions, Inc., a First Avenue subsidiary, from May 2005 through the date of the merger. From December 2004 to May 2005, he served as President for IDT Spectrum, Inc, a fixed wireless carriers’ carrier. He also served as Senior Vice President of Winstar Government Solutions, Inc., an IDT Corporation subsidiary, from April 2004 to May 2005. From December 2001 to May 2005 he also served as Senior Vice President & Regulatory Counsel of Winstar Communication LLC, an IDT Corporation subsidiary. From January 1996 to December 2001 he served as Senior Vice President and Regulatory Counsel of Winstar Communications, Inc.

Michael Finlayson, age 40

Mr. Finlayson has served as our Senior Vice President—Technology since February 2007.  Prior to that, he served as our Vice President of Technology.  Before joining us, Mr. Finlayson served as Senior Technical Consultant for Flarion Technologies where he was responsible for technical consulting worldwide, including the deployment and testing of 3G/4G mobile broadband networks for major cellular operators across the U.S., Europe and Asia. Prior to that, Finlayson held technical management roles for Shasta Networks, culminating in his most recent role there as Midwest Engineering Manager, where he managed the testing and implementation of Shasta’s broadband service platform for U.S. carriers. Prior to his tenure with Shasta Networks, Mr. Finlayson held engineering and management positions with Wellfleet Communications (now Bay Networks). Michael Finlayson began his career in networking at the University of Buffalo, where he also attended.

Ferdi Schell, age 53

Mr. Schell currently serves as our Senior Vice President—Systems.  Mr. Schell served as Vice President—National Operations and Chief Information Officer of Old FiberTower from June 2001 through the date of the merger. Prior to joining Old FiberTower, from September 1993 to December 2000, Mr. Schell worked with BC Tel Mobility, a cellular telecommunications company, as Vice President of Engineering and Operations and Telus Communications, a telecommunications company, as Vice President of Planning and Engineering. Mr. Schell holds a B.S. degree in Engineering Physics and a M.B.A. degree from University of British Columbia. Mr. Schell also holds a Diploma of Technology in Telecommunications from the British Columbia Institute of Technology.

Section 16(a) Beneficial Ownership Reporting Compliance

Each director, executive officer (and, for a specified period, certain former directors and executive officers) and each holder of more than ten percent of a class of our equity securities is required to report to the SEC his or her pertinent position or relationship, as well as transactions in those securities, by specified dates. Based solely upon a review of reports on Forms 3 and 4 (including any amendments) furnished to us during our most recent fiscal year and reports on Form 5 (including any amendments) furnished to us with respect to our most recent fiscal year, and written representations from officers and directors that no Form 5 was required, we believe that all filings applicable to our officers, directors and beneficial owners required by Section 16(a) of the Exchange Act were filed on a timely basis during 2006, except that each of Arthur Folker, EnterAspen Ltd., Michael Casey and Thomas Scott filed one late Form 3, each of Joseph Sandri, Louis Olsen, Matthew Teplitz, Quaker Capital Management and Ravi Potharlanka filed one late Form 4, and Dean Johnson filed three late Form 4s.  Michael Finlayson filed one late Form 3 in 2007.

Code of Ethics

Our board of directors has adopted a Corporate Code of Business Conduct and Ethics applicable to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer.  A copy of the code is available on our website at www.fibertower.com.  Any waivers of the code for directors or executive officers must be approved by the board.

Item 11.  Executive Compensation.

Director Compensation

The following table sets forth the compensation awarded to, earned by, or paid to our non-management directors for 2006.

Director Compensation for Fiscal Year 2006

Name (1)	Fees Earned or Paid in Cash	Stock Awards (2)	Option Awards (3)	All Other Compensation	Total
Bandel Carano (4)	—	—	—	—	—
Randall A. Hack	$23,333	$85,000	—	—	$108,333
John P. Kelly (4)	—	—	—	—	—
John Muleta	$11,167	$85,000	—	—	$96,167
Darryl Schall (4)	—	—	—	—	—
Steven Scheiwe	$21,667	$85,000	—	—	$106,667
Neil Subin	$11,167	$85,000	—	—	$96,167

(1)          Compensation paid to Michael K. Gallagher and John D. Beletic for their services as executive officers are shown in the Summary Compensation Table; neither receives additional compensation for services as a director.

(2)          Represents the dollar amount recognized for restricted stock grants for financial reporting purposes with respect to the fiscal year in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, which is equal to the grant date fair value of such grants.  Because such restricted stock grants vested on the day following the date of grant and are therefore no longer restricted, none of our non-employee directors held any shares of restricted stock on December 31, 2006.

(3)          As of December 31, 2006, Mr. Hack held 112,985 stock options and Mr. Muleta held 60,000 stock options.

(4)          Messrs. Carano, Kelly and Schall have declined to receive compensation for board services.

Our director cash compensation policy for our non-employee directors provides that each non-employee director receives an annual retainer of $20,000 per year (which is paid quarterly).  The chairperson of the Audit Committee receives an additional $10,000 per year (which is paid quarterly) and the chairpersons of the Compensation Committee and the Nominating and Corporate Governance Committee each receive an additional $5,000 per year (which is paid quarterly).  Non-employee directors also receive $1,500 for each board meeting and committee meeting attended.  In addition, all directors receive reimbursement of expenses incurred in attending meetings.

Our Stock Incentive Plan also provides for annual grants of restricted stock to each non-employee director on the date of the first regularly scheduled meeting of the board of directors in each calendar year.  Under the plan, each non-employee director receives a number of shares of restricted stock equal in value to $85,000 (measured by the fair market value on the date of grant).  Such restricted stock grants vest on the day following the date of grant.

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of the executive officers named in the Summary Compensation Table for 2006, whom we refer to as our Named Executive Officers or NEO’s, should be read together with the compensation tables and related disclosures set forth below. This discussion contains forward looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Introduction

Our named executive officers, or NEOs, for 2006 are Michael K. Gallagher, our Chief Executive Officer and President; Thomas A. Scott, our Chief Financial Officer; John D. Beletic, our Executive Chairman; Michael Finlayson, our Senior Vice President—Technology; and Joseph M. Sandri, Jr., our Senior Vice President—Government & Regulatory.  In addition, although they are no longer executive officers, each of Sandra Thomas, our former Chief Financial Officer who resigned effective March 31, 2006; Michael P. Casey, our Vice President—Sales; and Louis Olson, our Vice President—Technology, are included as NEOs for 2006 under SEC rules.  Under SEC rules, we are required to report compensation earned for services to, or awarded or paid by, First Avenue Networks, Inc. before the merger and by the combined company after the merger.  As a result, in determining which individuals were our NEOs for 2006, we did not take into account the compensation earned for services to, or awarded or paid by, Old FiberTower.

The section below titled “—2007 Compensation Framework—Executive Compensation Policies for 2007” lists our current executive officers and their 2007 base salaries and target bonuses.

Compensation Decision Making Process

Compensation Committee Authority

The compensation of our executive officers is administered by the Compensation Committee of our board of directors, which is composed of two members, John P. Kelly and Neil Subin.  Mr. Kelly became the Chairman of the Compensation Committee upon joining our board of directors in August 2006. Prior to the merger with Old FiberTower, the Compensation Committee was composed of Mr. Subin, Wharton B. Rivers, Jr., and R. Ted Weschler, with Mr. Subin serving as the Chairman.  The 2006 post-merger compensation for our executive officers was discussed and negotiated in connection with the merger negotiations, in consultation with the persons who comprise our current Compensation Committee.

Our board of directors appoints the members of the Compensation Committee and delegates to the committee the direct responsibility for, among other matters, approving the compensation arrangements for our executive officers, issuing the compensation committee report on executive compensation for inclusion in our annual proxy statement, and otherwise overseeing and advising the board of directors on the adoption of policies that govern our compensation programs, including our stock and benefit plans.  The principal responsibilities and functions of the committee are, among other matters, to:

•                  review the performance of the Chief Executive Officer, or CEO, and executive management;

•                  review and approve CEO goals and objectives, evaluate CEO performance in light of these corporate objectives, and set CEO compensation levels consistent with company philosophy;

•                  approve the salaries, bonus and other compensation for all executive officers, provided that as to the CEO the committee will recommend appropriate salary, bonus and other compensation to the board of directors for approval;

•                  review and approve the awards made under any executive officer bonus plan, and provide an appropriate report to the board of directors; and

•                  review and make recommendations concerning long-term incentive compensation plans, including making and authorizing grants, in accordance with the terms of those plans.

Our board of directors has determined that each member of the Compensation Committee is independent under the listing standards of the Nasdaq Stock Market, the Securities and Exchange Commission rules and the relevant securities laws, and that each member is an “outside director” as defined in Section 162(m) of the Internal Revenue Code of 1986, as amended. Our pre-merger Compensation Committee held two meetings during 2006 and acted three times by written consent. In addition, the individuals who comprise our current Compensation Committee met a couple of times prior to the merger in 2006, and our current Compensation Committee has held two meetings so far during 2007.

Role of Compensation Experts

Pursuant to its charter, the Compensation Committee is authorized to retain outside counsel or other experts or consultants as it deems appropriate.  The committee did not retain the services of a compensation consultant to design, review or evaluate our executive compensation arrangements for 2006 or prior to that time. Instead, for 2006, the committee considered the following factors, among other matters, in determining compensation levels for our NEOs:

•                  the qualifications, skills and experience level of the respective NEO;

•                  the position, role and responsibility of the respective NEO in the company; and

•                  the general business and particular compensation experience and knowledge of the committee’s members gained through more than 50 years of combined experience working in and with public companies in similar industries as our NEOs.

Role of Our Executive Officers in the Compensation Process

Mr. Gallagher was actively involved in providing recommendations to the committee in its evaluation and design of 2006 compensation programs for our NEOs, including the recommendation of individual compensation levels for NEOs other than himself. Mr. Gallagher relied on his personal experience serving in the capacity of executive officer and director of other public companies as well as publicly available information for comparable compensation guidance.  Mr. Gallagher did not provide this specific information to the committee, but rather used it as the basis for his own recommendations to the committee. However, Mr. Gallagher was not present during committee deliberations and voting pertaining to the determination of his own compensation.

In addition, John D. Beletic, our Executive Chairman, was also actively involved in providing recommendations to the combined company’s board of directors regarding compensation matters in connection with the merger.  Mr. Beletic relied on his personal experience serving in the capacity of executive officer, director and chairman of the compensation committee of other public companies.  He also spoke informally with representatives of compensation consultants and others, who were not formally retained or compensated by the committee, regarding general information regarding compensation practices.  Mr. Beletic used this information to form the basis for his recommendations to the committee.  Other than Messrs. Gallagher and Beletic, no other executive officer assumed an active role in the evaluation, design or administration of 2006 executive officer compensation programs.

Executive Officer Compensation Strategy and Philosophy

Our executive officer compensation strategy has been designed to attract and retain highly qualified executive officers and to align their interests with those of our investors by linking significant components of executive officer compensation with the achievement of specific business and strategic objectives and our overall financial performance. We seek to employ executive officers who are entrepreneurially driven, and accordingly, we offer a compensation package that places a significant amount of their compensation at risk by providing a substantial part of compensation in the form of equity incentives. The conservation of cash resources for use in growing our business has been an objective in designing our compensation arrangements.

We have designed our executive compensation arrangements to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders.  Our compensation decision making process consists of establishing targeted overall compensation for each executive officer and then allocating that compensation among the following components:

•                  base salaries;

•                  annual cash incentive awards; and

•                  long-term equity incentive compensation.

We consider long-term equity incentive compensation to be the most important element of our compensation program for executive officers.  We expect our executive management team not only to significantly increase stockholder value of our company but also to significantly expand our business within the next several years.  We believe that meaningful equity participation by each executive officer is the primary motivating factor that will result in significant increases in value and growth.

It has been our philosophy that optimal alignment between stockholders and executive officers is best achieved by providing a significant amount of total compensation in the form of equity comprised of both stock options and restricted stock. Accordingly, we have designed total compensation programs for our NEOs to provide base compensation levels, annual cash incentive award opportunities and long-term incentive compensation awards that are economically equivalent to typical programs available for comparable executive officers in similarly situated public companies.  Although we did not retain a compensation consultant for 2006, we, based on the collective experience of our Compensation Committee and others, believe that the cash components of our NEO compensation are comparable to the median compensation levels that may be offered by similar companies and that the long-term equity component of our NEO compensation is greater than similar companies. The committee determined compensation levels that it concluded were appropriate based on the general business and particular compensation experience and knowledge of its members gained from working with public companies.

Our 2006 incentive compensation program elements were primarily structured to reward our executive officers for achieving certain financial and business objectives.  We believe that the attainment of these specific financial objectives assist in the fulfillment of our strategic objectives, including the following:

•                  to increase stockholder value;

•                  to grow our company in an efficient manner; and

•                  to conserve and optimally utilize cash resources for the future growth of our business.

Elements of Compensation

Base Salaries

The base salaries of our NEOs are reviewed on an annual basis as well as at the time of a promotion or other material change in responsibilities.  The base salaries were also reviewed by the members of our current Compensation Committee, in consultation with the independent members of the board of directors, shortly prior to the time of the merger.  Adjustments in base salary are based on an evaluation of individual performance, our company-wide performance and the individual executive’s contribution to our performance.  No NEO received an increase in his 2006 annual base salary in connection with the merger.  Please see “—2007 Compensation Framework—Executive Compensation Policies for 2007” below for information regarding 2007 annual base salaries and target bonus amounts for our current executive officers.

Annual Cash Incentive Awards

Our NEOs participated in a cash bonus program in 2006.  The Summary Compensation Table below sets forth the amounts of the cash bonuses earned by each NEO in 2006 in the column “Non-Equity Incentive Plan Compensation.”  The purpose of the cash bonuses is to create financial incentives that are aligned with the overriding objective of increasing stockholder value. The 2006 cash bonus awards were earned based on the achievement of defined financial targets and specific non-financial objectives established for each of our NEOs.

In January 2006, we established non-financial performance objectives for each of our executive officers.  These performance objectives included developing network equipment alternatives, selling to new customers and preparing to launch operations across multiple markets.  These objectives and the associated performance levels that were established represented the factors that the board deemed most important and which, if achieved, would likely result in an increase in stockholder value.

In August 2006, in connection with the merger, the targets for the second half of 2006 were revised to take into account the changed circumstances for the combined company.  The new targets, which were more reflective of an operating company, were new sales measurements, sites deployed, T-1s added to billing, capital expenditures per site, expenses and quality measurements.  The specific targeted performance levels, including the non-financial targets, were determined with reference to our 2006 revised budget, which we used to manage our day-to-day business and were determined by our Compensation Committee and board of directors as representing an aggressive level of growth and financial performance for us in 2006.  Each officer had a target level of bonus.  In addition, a portion of each officer’s bonus was related to attainment of relevant departmental objectives.  In the case of our CEO, we used the average of all departments for his departmental measurement.

See “Grants of Plan-Based Awards” below for the target amounts that could have been received by each NEO under the cash bonus program for 2006.  The 2006 cash bonus program did not provide for any minimum or maximum amount of bonus for any of the NEOs.

Long-Term Incentive Compensation

Overview.  We currently administer long-term incentive compensation awards through our Stock Incentive Plan, as amended in August 2006, which provides for the issuance of both stock options and restricted stock.  The purpose of our Stock Incentive Plan is to promote the interests of the company and our stockholders by encouraging our employees, directors and officers to acquire or increase their equity interest in us, thereby encouraging them to work toward our continued growth and success. Pursuant to the terms of the merger agreement with Old FiberTower, we also assumed Old FiberTower’s Stock Option Plan for the purpose of administering Old FiberTower options that had been exchanged for options to purchase shares of our common stock pursuant to the merger agreement.  However, no additional grants have been made under Old FiberTower’s Stock Option Plan since the completion of the merger, and grants under that plan have been discontinued.

Historically, we have awarded stock options as the primary form of equity compensation. We selected this form because of the favorable accounting and tax treatment and the expectation by key employees in our industry that they would receive stock options.  In connection with the merger, our Stock Incentive Plan was amended to allow grants of restricted stock.  We have determined a mix of stock options and restricted stock is the best way to attract, retain and motivate our employees and officers.  We believe long-term incentive packages for our executive officers should be composed of a greater proportion of options to restricted stock than the packages of our employees on average because of the greater decision-making authority the executive officers hold.  Stock option and restricted stock awards vest in accordance with vesting schedules determined by our Compensation Committee.

Our equity compensation strategy is for the total equity compensation of all directors, officers and employees that vests each year to total 1.3% to 1.9% of the fully diluted stock of the company.  New employee grants of stock options typically vest 25% on the anniversary of the hire date and 1/48th per month thereafter.  New employee restricted stock grants typically vest over four years at a rate of 10%, 20%, 30% and 40% on the four anniversary dates of the grant.  For executive officers, who are potentially subject to Section 280G excise taxes on a change of control, restricted stock grants typically vest at a rate of 25% per year.

Upon the completion of the merger, the combined company’s board of directors reviewed the unvested equity of all employees and the amount vesting by employee by year going forward.  Options held by employees of First Avenue fully vested upon the merger.  With the merger completed, the committee and the board established a philosophy of granting equity to all employees such that all employees held equity vesting in years 2007 through 2010.  Consequently, employees who already held unvested equity vesting in 2007 and 2008 received an additional grant vesting in 2009 and 2010.  We believe the philosophy of granting equity to ensure a relatively consistent vesting level from year to year for each employee provides both consistency in equity earned for the employee and is the most efficient use of equity as a form of compensation.  Accordingly, in addition to any equity awards we may grant to individuals from time to time, we plan to grant a new round of equity awards to employees and officers at the first regularly scheduled board meeting in 2009 for vesting in 2011.

As of December 31, 2006, the following table lists the number of stock options and restricted shares outstanding as of December 31, 2006 that will vest each year from 2007 through 2010 and the percentage this equity represents of the 160,474,718 fully diluted shares outstanding as of December 31, 2006 (consisting of 144,940,908 shares issued and outstanding, 9,612,855 shares subject to outstanding stock options, 3,041,400 shares of restricted stock and 2,879,555 shares subject to outstanding warrants, but excluding shares issuable upon conversion of our convertible notes).

	Shares Subject to Options or Restricted Stock as of 12/31/06	Percentage of Fully Diluted Shares as of 12/31/06
Vested as of 12/31/06	5,114,186	3.19%
Vesting in 2007	2,299,185	1.43%
Vesting in 2008	1,952,714	1.22%
Vesting in 2009	1,801,984	1.12%
Vesting in 2010	1,486,186	0.93%
Total outstanding as of 12/31/06	12,654,255	7.89%

2006 Long-Term Equity Incentive Awards.  Immediately following the merger, the board of directors of the combined company awarded Mr. Gallagher stock options to acquire 800,000 shares of our common stock and 600,000 shares of restricted stock.  Such grants were awarded in consideration of his remaining with the company following the merger as the chief executive officer of the combined company.  The options vest 25% on the first anniversary of the date of grant and 1/48th each month thereafter and the restricted stock would vest as to 25% of the shares on each August 29th, beginning with August 29, 2007.  (Due to an administrative error, Mr. Gallagher’s employment agreement as previously disclosed stated that the restricted stock would vest 25% on each November 15th, beginning on November 15, 2007, whereas the board had determined that the restricted stock would vest as to 25% on each August 29th, beginning on August 29, 2007.  The employment agreement has been amended to correct the error).  We believe this vesting schedule is customary.  The board also awarded Mr. Beletic 300,000 shares of restricted stock associated with a two-year assignment as Executive Chairman beginning upon completion of the merger.  These shares vest over the two-year period with 25% vesting on the six month anniversary of the completion of the merger and then 12.5% quarterly thereafter.

Also in August 2006, the combined company’s board of directors awarded Mr. Scott stock options and restricted stock, and the First Avenue Compensation Committee awarded each of Messrs. Finlayson, Sandri, Casey and Olsen, stock options and restricted stock.  These equity grants are shown below in the table entitled “Grants of Plan-Based Awards for Fiscal Year 2006.”  The options vest 25% on the first anniversary of the date of grant and 1/48th of the remaining shares each month thereafter.  The restricted stock granted to Messrs. Scott,

Finlayson and Casey will vest as to 25% of the shares on each August 29th, beginning with August 29, 2007, and that the restricted stock granted to Messrs. Sandri and Olsen will vest as to 10% on August 29, 2007, 20% on August 29, 2008, 30% on August 29, 2009 and 40% on August 29, 2010.  The committee believes these vesting schedules are customary.

Plans for Future Awards.  The Compensation Committee expects to grant additional “refresh” equity awards in February 2009 for vesting in 2011.  Prior to that time, the committee plans to retain compensation consultants either in 2007 or 2008 to prepare a full study, complete with benchmark companies, on all our compensation strategies.

Stock Option Practices.  We have awarded all stock options to purchase our common stock to executive officers at or above the fair market value of our common stock at the grant date, based on the closing market price of our common stock on the date of the grant (or, with respect to options granted by Old FiberTower prior to the merger, based on the Old FiberTower board’s determination of the fair market value of the common stock of Old FiberTower on the date of grant).

Perquisites and Other Benefits

We annually review the perquisites and other personal benefits that our executive officers receive.  See the Summary Compensation Table below for the amounts attributable to each of the NEOs for these benefits provided in 2006.  During 2006, the perquisites provided to our NEOs (other than Mr. Gallagher who did not make 401(k) contributions in 2006) consisted of 401(k) plan matching contributions and a relocation payment to Mr. Olsen.

During 2006, we made 401(k) plan matching contributions of up to 25% of the first 6% of each employee-participant’s salary.  On January 1, 2007 we discontinued matching contributions to conform with the Old Fiber Tower 401(k) plan.  We also maintain an employee benefit plan that provides our employees with the opportunity to enroll in our health, dental and life insurance plans. Each of these benefit plans requires the employee to pay a portion of the premium, with the company paying the remainder. These benefits are offered on the same basis to all employees.

Compensation Changes in connection with the Merger

2006 Amendments to Stock Incentive Plan

We continue to believe that stock based incentives are an important ingredient in the compensation packages for executives and other personnel. In connection with the merger, we determined that a number of amendments were necessary in order to provide greater flexibility with respect to future equity grants.  As a result, the following amendments were adopted effective as of August 29, 2006, and were approved by the written consent of stockholders holding a majority of the shares of common stock of First Avenue Networks, Inc. prior to the merger.

Increase in Shares Authorized for Issuance.  Subject to the evergreen provision described below, our stock incentive plan was amended to increase the shares of our common stock reserved for issuance under the plan from 7,600,000 shares to 23,314,588 shares upon completion of the merger. As of June 15, 2006, there remained only 2,996,028 shares available for future grant under the plan.  The number of shares was increased because we believed that, without the ability to grant additional stock options and restricted stock, we would not have the appropriate tools to compete with other telecommunications companies for the talented technical, sales and management personnel we need to succeed.

Evergreen Provision.  Our stock incentive plan was also amended to include an “evergreen” provision that provides for annual increases in the number of shares available for issuance under the plan on each anniversary of the completion date of the merger, beginning on August 29, 2007, during the remaining term of the plan, which ends on December 20, 2011. The annual increase in the number of shares will be equal to the lesser of (i) 1.5% of the number of shares of our common stock outstanding at the time immediately prior to the date of increase, and (ii) a lesser number of shares determined by our board of directors. In addition, the number of shares for which incentive stock options may be granted under the plan may not exceed in the aggregate 233,145,880 shares of common stock (subject to adjustment as provided in the plan).

This amendment is consistent with our desire to provide for a flexible evergreen provision to allow for potential annual increases in shares reserved under the plan based on our outstanding capital stock.  We believe that the amendment was appropriate given our anticipated hiring of new employees, and to permit the grant in future years of a sufficient number of stock options and restricted stock to our employees as incentive and performance awards. The amendment will enable us to continue our policy of equity ownership by employees, directors and consultants as an incentive to contribute to our success. As of December 31, 2006, there were 22,866,551 shares available for future grants under our stock incentive plan.

Issuance of Restricted Stock and Annual Restricted Stock Grants to Non-Employee Directors.  The plan was also amended to permit the issuance of restricted stock in addition to stock options.  The plan amendments also provided for an initial grant at the time of the merger of a number of shares of restricted stock equal in value to $85,000 (measured by the fair market value on the date of grant) for our non-employee directors. Beginning on the first regularly scheduled meeting of the board of directors in 2007, and on the first regularly scheduled meeting of the board of directors in each calendar year thereafter, each continuing non-employee director will receive a number of shares of restricted stock equal in value to $85,000 (measured by the fair market value on the date of grant). Such restricted stock grants vest on the day following the date of grant.

Fair Market Value.  In addition to the foregoing amendments, the board of directors also approved an amendment to the plan that requires that all stock options, including non-qualified stock options, have exercise prices at or above the fair market value of our common stock on the date of grant. This amendment was made to comply with Section 409A of the Internal Revenue Code.

New Employment Agreement with Mr. Gallagher

Upon completion of the merger, we entered into a new employment agreement with Mr. Gallagher. See “Employment Agreements—Chief Executive Officer” and “Potential Payments Upon Termination or Change-in-Control—Michael K. Gallagher” below for a more detailed description of his employment agreement and the potential payments available under that agreement in the event of a termination of his employment or a change in control of the company.  We believe that we should provide reasonable severance benefits to our Chief Executive Officer, reflecting the fact that it may be difficult for a CEO, if terminated, to find comparable employment within a short period of time.  We also believe that providing change of control benefits helps to align the interests of our CEO more closely with those of our stockholders in that such benefits should reduce the potential reluctance, if any, of our CEO to pursue a change of control transaction that may be in the best interests of our stockholders.

Vesting of Stock Options in connection with the Merger

In 2006, all outstanding unvested First Avenue stock options issued prior to the merger under the First Avenue Networks, Inc. Stock Option Plan, including those held by our NEOs, vested upon the completion of the merger.  The following table sets forth the number and estimated dollar value of stock options held by each of our NEOs (other than Sandra Thomas who resigned prior to the merger) that were subject to accelerated vesting upon completion of the merger:

Name and Position	Shares Issuable Under Options Subject to Accelerated Vesting	Expense under FAS 123R for Accelerated Vesting (1)
Michael K. Gallagher	1,500,000	$5,104,920
Thomas A. Scott	150,000	551,129
John D. Beletic	—	—
Michael Finlayson.	175,000	926,771
Joseph M. Sandri, Jr.	40,000	148,999
Michael P. Casey	175,000	877,443
Louis R. Olsen	80,000	315,244

(1)  Represents the value of shares accelerated in connection with the merger, calculated in accordance with FAS 123R.

Stock Ownership Requirements

We do not currently have any policy or guidelines that require a specified ownership of our common stock by our directors or executive officers or stock retention guidelines applicable to equity-based awards granted to directors and executive officers.  See “Outstanding Equity Awards at FiscalYear-End 2006” for information regarding outstanding options and restricted stock awards held by our NEOs and “Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Certain Beneficial Owners and Management” for information regarding shares of our common stock beneficially owned by our NEOs.

2007 Compensation Framework

During 2006, as a result of the merger, we transitioned from being First Avenue Networks, Inc. to being FiberTower Corporation, a company with a larger and more diverse stockholder base. Accordingly, following completion of the merger, we began the process of establishing a more structured and measurable compensation framework for executive officers appropriate for a public company of our size.

In connection with the merger, we undertook the following actions:

•                  appointed John P. Kelly, formerly a director of Old FiberTower, as the new chair of our Compensation Committee, to join Mr. Subin;

•                  revised and amended our Compensation Committee charter;

•                  amended our Stock Incentive Plan to provide for greater flexibility with respect to equity compensation arrangements;

•                  entered into a new employment agreement with Mr. Gallagher; and

•                  entered into a letter agreement with Mr. Beletic to serve two years as Executive Chairman (please see “Executive Compensation—Employment Agreements—John D. Beletic” below for a description of this letter agreement).

Below we summarize the significant steps we have taken to date with respect to establishing compensation elements for 2007 and beyond.

Executive Compensation Policies for 2007

At the beginning of 2007, the Compensation Committee began an evaluation of the objectives, design, elements and process for establishing executive officer compensation with the intention of adopting changes for

2007 that would be appropriate for the combined company.  The following are new or modified policies that the committee has adopted or determined to adopt for 2007:

•                  Subject to further review upon changed circumstances, we have established 2007 base salaries and target bonus amounts for our executive officers, which we believe to be appropriate given the stage of the company, as set forth in the table below:

Executive Officer	2007 Base Salary	2007 Target Bonus
Michael K. Gallagher	$350,000	$175,000
Thomas A. Scott	$200,000	$75,000
John D. Beletic	$150,000	—
Michael Finlayson	$200,000	$75,000
David Leeds	$200,000	$220,000
Ravi Potharlanka	$200,000	$75,000
Joseph M. Sandri, Jr.	$235,000	$117,500
Ferdi Schell	$178,000	$66,750

•                  We determined the next scheduled “refresh” equity grants to our executive officers will be at the first regularly scheduled board meeting in 2009, for vesting in 2011; and

•                  We determined that our equity compensation strategy is for the total equity compensation of all directors, officers and employees that vests each year to total 1.3% to 1.9% of the fully diluted stock of the company.

Tax Implications of Executive Compensation

Our aggregate deductions for each NEO’s compensation are potentially limited by Section 162(m) of the Internal Revenue Code to the extent the aggregate amount paid to an executive officer exceeds $1.0 million, unless it is paid under a predetermined objective performance plan meeting certain requirements, or satisfies one of various other exceptions specified in the Internal Revenue Code. At our 2006 NEO compensation levels, we did not believe that Section 162(m) of the Internal Revenue Code would be applicable, and accordingly, our Compensation Committee did not consider its impact in determining compensation levels for our NEOs in 2006.

Accounting Implications of Executive Compensation

Effective January 1, 2006, we were required to recognize compensation expense of all stock-based awards pursuant to the principles set forth in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. Consequently, we began recording non-cash stock compensation expense in our financial statements for stock options granted during fiscal 2006 and thereafter. In our financial statements, we utilized the prospective method under SFAS No. 123(R) to calculate non-cash compensation expense. However, in the Summary Compensation Table below and the Director Compensation Table above, we used SFAS No. 123(R)’s modified prospective method as required by the SEC’s regulations. The non-cash stock compensation expense for stock options that we grant is generally recognized ratably over the requisite vesting period. We continue to believe that stock options and restricted stock are essential components of our compensation strategy, and we intend to continue to offer these awards in the future.

Executive Compensation

The following table sets forth the aggregate compensation awarded to, earned by, or paid during 2006 to our NEOs.  Please see “Compensation Discussion and Analysis” above for a narrative description of the elements of compensation shown below and material factors affecting compensation.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus		Stock Awards(1)(2)	Option Awards(1)(3)		Non- Equity Incentive Plan Compen- sation (4)		All Other Compensation		Total

Michael K. Gallagher President and Chief Executive Officer	2006	$350,000	—		$397,062	$6,531,847		$139,409		$—		$7,418,318
Thomas A. Scott Senior Vice President and Chief Financial Officer	2006	$185,000	—		$132,354	$764,714		$81,180		$2,363	(5)	$1,165,611
Sandra Thomas Former Chief Financial Officer	2006	$31,250	—		—	$135,302	(6)	$12,500	(7)	$160,781	(8)	$339,833
John D. Beletic Executive Chairman	2006	$51,731	—		$876,071	$137,423		—	(9)	$656	(5)	$1,065,881
Michael Finlayson Senior VP Technology	2006	$170,512	$20,000	(10)	$92,648	$1,154,215		$68,906		$2,000	(5)	$1,508,281
Joseph M. Sandri, Jr. Senior VP Government & Regulatory	2006	$235,000	—		$29,776	$262,910		$104,281		$3,525	(5)	$635,492
Michael P. Casey (11) VP Sales	2006	$183,333	—		132,354	$1,125,881		$54,500		$2,250	(5)	$1,498,318
Louis Olsen (11) VP Technology	2006	$180,000	—		$29,776	$430,578		$45,563		$66,350	(12)	$752,267

(1)          Note that amounts reported with respect to stock awards and option awards in the table above may differ from the amounts reported in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Because the merger was accounted for as a “reverse acquisition,” all financial information and statements prior to the merger included in our 2006 Form 10-K reflect only the financial results of Old FiberTower on a historical basis after applying the merger exchange ratio to historical share-related data.  As a result, the amounts reported for stock and option awards in the table above may not correspond to our consolidated financial statements included in our 2006 Form 10-K with respect to amounts expensed by First Avenue Networks, Inc. prior to the merger.  In  addition, the calculation of the amounts of stock-based compensation related to restricted stock and option awards reported in the above table is different than the calculation applied under U.S. GAAP for financial statement reporting purposes in that estimated forfeitures related to service-based vesting conditions considered under SFAS No. 123(R) (which would reduce the compensation reported in the financial statements) is disregarded for purposes of this table.  If an NEO fails to perform the requisite service and forfeits an award, the associated amount of compensation cost disclosed in this table will be deducted (reported as a negative amount) in this table in the period in which the award is forfeited.

(2)          Represents the dollar amount recognized for stock awards for financial reporting purposes with respect to the fiscal year in accordance with FAS 123R.  For purposes of this table, we have disregarded any estimates of forfeitures related to service-based vesting conditions considered under FAS 123(R) for financial statement reporting purposes and have assumed that none of these shares will be forfeited.

(3)          Represents the dollar amount recognized for option awards for financial reporting purposes with respect to the fiscal year in accordance with FAS 123R.  We estimate the fair value of the options granted using a Black-Scholes-Merton option pricing model and the following assumptions: (a) an expected life of options of between 3.75 to 6.25 years based on the guidance in SEC Staff Accounting Bulletin No. 107; (b) expected market price volatility of 70% based on the historical volatilities of similar public companies in the telecommunications industry; (c) a risk-free interest rate of between 4.39% to 5.03% based on the U.S. Treasury yield curve in effect at the time of the grant; and (d) an expected dividend yield of 0.00% since we have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. For purposes of this table, we have disregarded any estimates of forfeitures related to service-based vesting conditions considered under FAS 123(R) for financial statement reporting purposes and have assumed that none of these options will be forfeited. See “Compensation Discussion and Analysis—Compensation Changes in Connection with the Merger—Vesting of Stock Options in Connection with the Merger” for a table showing amounts recognized in connection with the acceleration of vesting of option awards held by NEOs in connection with the merger in accordance with FAS 123R.

(4)	Represents amounts paid under our cash bonus program.
(5)	Represents 401(k) matching contributions. Effective January 1, 2007, we ceased making matching contributions.
(6)	Sandra Thomas resigned effective March 15, 2006. In connection with her resignation, options to purchase 40,000 shares of our common stock then held by Ms. Thomas were cancelled.
(7)	Ms. Thomas was paid a pro-rata portion of her 2006 performance bonus through the date of her resignation.
(8)	Represents the aggregate amount of post-termination payments, including a $75,000 transition bonus and $9,116 vacation payout.
(9)	Mr. Beletic was not eligible to participate in our cash bonus program in 2006.
(10)	Represents a signing bonus paid to Mr. Finlayson in connection with his hiring on February 22, 2006.
(11)	Messrs. Casey and Olsen were not executive officers as of fiscal-year-end.
(12)	Represents a $65,000 relocation payment and $1,350 of 401(k) matching contributions.

Employment Agreements

Michael K. Gallagher — Current Employment Agreement

Effective upon the completion of the merger, we entered into a new employment agreement with Mr. Gallagher, or the New Gallagher Agreement.  The New Gallagher Agreement provided that Mr. Gallagher’s term of employment as President and Chief Executive Officer would expire on September 7, 2006, subject to an automatic extension for additional one-year terms unless either party provides at least thirty (30) days prior notice of a non-extension or the New Gallagher Agreement is otherwise terminated. The New Gallagher Agreement provides, among other things, that we will pay him a base annual salary of $350,000 plus an annual bonus with a target of $175,000.

Pursuant to the New Gallagher Agreement, Mr. Gallagher was also granted an option to purchase 800,000 shares of our common stock, 25% of which will vest on the first anniversary of the date of grant and 1/48th of the total grant which will vest monthly thereafter.  Additionally, Mr. Gallagher was granted 600,000 shares of restricted stock. The restricted stock will vest as to 25% of the total shares on each August 29th, beginning with August 29, 2007. (Due to an administrative error, Mr. Gallagher’s employment agreement as previously disclosed stated that the restricted stock would vest 25% on each November 15th, beginning on November 15, 2007, whereas the board had determined that the restricted stock would vest as to 25% on each August 29th, beginning on August 29, 2007.  The employment agreement has been amended to correct the error).  Pursuant to the New Gallagher Agreement, upon his termination of employment other than for cause or his resignation under certain circumstances (including his failure to continue in his position of Chief Executive Officer), Mr. Gallagher will be entitled to receive payment of one year of his base salary plus his annual target bonus in effect on the date of termination and acceleration of the number of shares subject to his outstanding options and restricted stock which would have vested during the one year period following his termination had he continued in the employment of the combined company. If Mr. Gallagher is terminated for disability, he would be entitled to payment of one year of his base salary plus his annual target bonus. Moreover, Mr. Gallagher would be entitled to 100% vesting acceleration of his stock options and restricted stock upon the six-month anniversary of a change of control, or, if his employment after such event is terminated without cause prior to such six-month anniversary. Additionally, the proposed agreement would require Mr. Gallagher to maintain the confidentiality of confidential information, to assign certain rights in our intellectual property to us, and to comply with certain non-compete and nonsolicitation restrictions while employed by us and for a period of time thereafter. Severance payments would be conditioned on Mr. Gallagher executing a general release of claims in favor of the combined company.

Michael K. Gallagher — Prior Employment Agreement.

The following is a description of Mr. Gallagher’s employment agreement with First Avenue Networks, Inc. that was in effect before the closing of the merger, or the Old Employment Agreement.  The Old Employment Agreement provided for one-year terms, subject to automatic extension for additional one-year terms unless either party provided at least thirty (30) days prior notice of non-extension or the Old Employment Agreement was otherwise terminated. The Old Employment Agreement Agreement provided, among other things, that we would pay Mr. Gallagher a base annual salary of $350,000 plus an annual bonus with a target of $150,000.

Pursuant to the Old Employment Agreement, upon termination of Mr. Gallagher’s employment other than for cause or his resignation under certain circumstances (including his failure to continue in his position of Chief Executive Officer), Mr. Gallagher was entitled to receive payment of one year of his base salary and acceleration of outstanding options which would have vested during the one year period following his termination.  Upon his termination for disability, Mr. Gallagher would have been entitled to payment of one year of his base salary. In addition, Mr. Gallagher was entitled to 100% acceleration of his stock options upon the six-month anniversary of a “change of control” (as defined in the Old Employment Agreement), or, in the event his employment was terminated without cause prior to such six-month anniversary, upon such earlier termination.  Additionally, Mr. Gallagher had agreed to maintain the confidentiality of “confidential information” (as defined in the Old Employment Agreement Agreement), to assign certain rights in our intellectual property to us, and to comply with certain non-compete and non-solicitation restrictions while employed by us and for a period of time thereafter. Severance payments were conditioned on Mr. Gallagher executing a general release of claims in our favor.

Sandra Thomas

Effective March 15, 2006, Ms. Thomas resigned from her positions with First Avenue. The following description of her employment agreement is included because information regarding her compensation is required to be included in the Summary Compensation Table included in this report.  Ms. Thomas’ resignation was deemed a resignation for “good reason” (as defined in her employment agreement) within the initial six-month term under the terms of her employment agreement.  Ms. Thomas’s employment agreement had an initial term of six months and automatically renewed for additional six-month terms unless either party provided at least thirty (30) days prior notice of non-extension or the agreement was otherwise terminated. The agreement provided that we would pay Ms. Thomas an annual base salary of $150,000. Additionally, subject to Ms. Thomas meeting her obligations thereunder in all material respects, upon her termination without cause or her resignation for “good reason,” Ms. Thomas was entitled to receive severance in the amount of $75,000, and a separation bonus equal to $60,000, pro-rated for a partial year based on the last date of Ms. Thomas’s employment with us. Additionally, if Ms. Thomas was terminated without cause or resigned for good reason during the initial six-month term, she would receive an additional $75,000 bonus. In addition, if Ms. Thomas was terminated without cause or resigned for good reason, (i) her outstanding stock options granted as of the date of the agreement would become immediately vested and exercisable, and (ii) any subsequent stock options granted to Ms. Thomas would become immediately vested and exercisable to the extent they would have vested according to their terms within the six-month period following her last date of employment had she remained employed by us. Additionally, if Ms. Thomas’s employment was terminated as a result of a disability, those stock options granted to Ms. Thomas as of the date of the agreement that remained unvested at the time of her termination would become immediately vested and exercisable. Further, if Ms. Thomas elected to continue her participation and that of her eligible dependents in our group health and dental plans, we would contribute the full premium cost of any such coverage for up to six months. If terminated for cause or if Ms. Thomas resigned without good reason, she would not receive any of the aforementioned benefits and would be entitled only to base salary earned and unpaid through the last date of her employment.

Pursuant to her employment agreement, Ms. Thomas agreed to (i) comply with our policies and procedures for protecting confidential information, (ii) not compete with us during the term of the agreement and for a period of one year following her last date of employment (the “Non-Competition Period”), (iii) not solicit our employees or consultants during the Non-Competition Period, (iv) reasonably cooperate with us for up to 45 days following her last date of employment with regards to the transition to a new management team, including a new

Chief Financial Officer, and (v) during the Non-Competition Period, not disparage us or our subsidiaries. The violation by Ms. Thomas of any of the foregoing obligations would have released us from our obligation to pay her severance and/or medical benefits.

In connection with Ms. Thomas’ resignation from First Avenue, and upon her execution of a general release of claims in our favor, pursuant to the above described terms of her employment agreement, we paid Ms. Thomas an aggregate of $160,781 in post-termination payments, consisting of a $75,000 transition bonus and $9,116 vacation payout.

John D. Beletic

We have entered into an employment agreement with John D. Beletic, our Executive Chairman that became effective upon the completion of the merger.  The employment agreement provides that Mr. Beletic will be a one-third part-time employee and provides for an annual base salary of $150,000 without a bonus and a restricted stock grant of 300,000 shares of our common stock.  Such shares of restricted stock vest 25% at the six-month anniversary of the consummation of the merger and then in six (6) equal quarterly installments, subject to Mr. Beletic’s continued service with us. In the event Mr. Beletic’s position as Executive Chairman is terminated without cause prior to August 29, 2008, or we undergo a change of control, then subject to the execution of a release, Mr. Beletic’s unvested restricted stock would immediately vest and our repurchase option would immediately lapse.

Joseph M. Sandri, Jr.

On May 12, 2005, we entered into an employment agreement with Mr. Sandri, which will expire on May 12, 2007.  Mr. Sandri’s employment agreement provides, among other things, that we will pay him a base annual salary of $235,000 plus an annual bonus with a target of $117,500 conditioned upon certain performance objectives being met.  Under the terms of his employment agreement, Mr. Sandri also received a signing bonus of $312,500 in connection with his commencement of employment.  In the event Mr. Sandri’s employment is terminated without cause prior to expiration of its two-year term, Mr. Sandri is entitled to payment of the remainder of his base salary and annual bonus as if he had remained employed through such two year term.  Additionally, Mr. Sandri has agreed to maintain the confidentiality of “confidential information”, to assign certain rights in our intellectual property to us, and to comply with certain non-compete and non-solicitation restrictions while employed by us and for a one year period of time thereafter.

Stock Incentive Plan

Since its adoption in 2001, our stock incentive plan has been used for the grant of stock options for purposes of retaining or recruiting employees, officers, directors and consultants, and rewarding and providing incentives for individual performance. We believe that the adoption in 2006 of amendments to the stock option plan, which are described in “Compensation Discussion and Analysis—Compensation Changes in connection with the Merger—2006 Amendments to Stock Incentive Plan,” will enhance long-term stockholder value by offering opportunities to our officers, employees, directors and consultants to acquire a proprietary interest in us, thereby more closely aligning their interests with those of our stockholders.  Our stock incentive plan will terminate on December 20, 2011.

Our stock incentive plan provides for the grant of awards to our or our subsidiaries’ employees, directors, officers and consultants. Awards under the stock incentive plan may consist of restricted stock or incentive or non-qualified stock options to acquire shares of our common stock. Incentive stock options may be granted only to employees. By making grants of restricted stock and stock options under our stock incentive plan, we seek to attract, retain and motivate our employees and other persons to devote their best efforts to our business and financial success.

23,314,588 shares of our common stock are authorized for issuance under our stock incentive plan.  In addition, our stock incentive plan includes an “evergreen” provision that provides for annual increases in the number of shares available for issuance under the plan on each anniversary of the completion date of the merger (August 29, 2006) during the remaining term of the plan. The annual increase in the number of shares will be equal to the lesser of (i) 1.5% of the number of shares of our common stock outstanding at the time immediately prior to the date of increase, and (ii) a lesser number of shares determined by our board of directors. In addition, the number of shares for which incentive stock options may be granted under our stock incentive plan may not exceed in the aggregate 233,145,880 shares of common stock (subject to adjustment as provided in the plan).

Terms of Stock Options

Stock options granted under the stock incentive plan may be either incentive stock options, as defined in the Code, or non-qualified stock options. Subject to a maximum stock option term of five years, the Compensation Committee will determine the terms of stock options. Stock options granted under the plan may not be transferred except at death. Except in the case of substitute stock options, the exercise price of each stock option will not be less than 100% of the fair market value of the stock upon the date of the stock option grant.

In the event of (i) any offer to holders of our common stock generally relating to the acquisition of all or substantially all of their shares, or (ii) any proposed transaction generally relating to the acquisition of substantially all of our assets or business, the board of directors may cancel any outstanding stock options and pay or deliver to the holder thereof an amount in cash or securities having a value equal to the product of (x) the number of shares of common stock that, as of the date of the consummation of such transaction, the holder of such stock option had become entitled to purchase (but had not purchased) multiplied by (y) the amount, if any, by which the formula or fixed price per share paid to such holders of shares of common stock pursuant to such transaction exceeds the stock option price applicable to such stock option shares.

Generally, if a stock option holder’s service relationship with us terminates other than by death or disability, any unvested stock options granted under our stock incentive plan that are then held by the option holder will expire and any vested portion will remain exercisable for one month. If a stock option holder’s service relationship with us terminates due to death or disability, any unvested stock options granted under our stock incentive plan that are then held by the stock option holder will expire and any vested portion will remain exercisable for an additional one year.

Certain provisions of the stock incentive plan apply only to certain executive officers and are intended to comply with Section 162(m) of the Code, including an annual limit of $1,000,000 on the number of shares with respect to stock options that may be granted under the stock incentive plan in any calendar year.

Terms of Restricted Stock

The committee may grant shares of restricted stock to any employee, director or consultant. Restricted stock is stock which is subject to a substantial risk of forfeiture, which we refer to as “unvested” restricted stock, and non-transferable until the restrictions lapse. The committee may determine what restrictions apply to the stock and when the restrictions of one award may differ from those of any other award. If for any reason the restrictions imposed by the committee are not met at the end of the restricted period, the stock will be forfeited by the participant and reacquired by the company. Unless otherwise provided in the grant, holders of restricted stock will have the right to vote the shares, receive dividends and all other rights of our stockholders. Generally, the restricted stock will be held in escrow by the company until the restrictions lapse.

Grants of Plan-Based Awards for Fiscal Year 2006

All stock awards and option awards set forth below were issued under our stock incentive plan.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date	Threshold	Target	Max	Units (#)	Options (#)	($/share)	($)(1)

Michael K. Gallagher		—	$158,275	—
	8-29-06				600,000			$4,644,000
	8-29-06					800,000	$7.74	$3,384,000

Thomas A. Scott		—	$90,000
	1-30-06					50,000	$7.93	$311,500
	8-29-06				200,000			$1,548,000
	8-29-06					266,667	$7.74	$1,128,000

Sandra Thomas		—	$60,000

John D. Beletic	5-5-06					52,175	$4.68	$137,423
	5-12-06				47,423			$529,241
	8-29-06				300,000			$2,322,000

Michael Finlayson		—	$75,000	—
	2-22-06					175,000	$7.92	$1,085,000
	8-29-06				140,000			$1,083,600
	8-29-06					186,667	$7.74	$789,601

Joseph M. Sandri, Jr.		—	$117,500	—
	1-16-06					20,000	$7.00	$86,400
	8-29-06				45,000			$348,300
	8-29-06					60,000	$7.74	$253,800

Michael P. Casey		—	$75,000	—
	2-6-06					175,000	$7.47	$1,027,250
	8-29-06				200,000			$1,548,000
	8-29-06					266,667	$7.74	$1,128,000

Louis Olsen		—	$54,000	—
	1-16-06					60,000	$7.00	$259,200
	8-29-06				45,000			$348,300
	8-29-06					60,000	$7.74	$253,800

(1)          Note that amounts reported with respect to stock awards and option awards in the table above may differ from the amounts reported in our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.  Because the merger was accounted for as a “reverse acquisition,” all financial information and statements prior to the merger included in our 2006 Form 10-K reflect only the financial results of Old FiberTower on a historical basis after applying the merger exchange ratio to historical share-related data.  As a result, the amounts reported for stock and option awards in the table above may not correspond to our consolidated financial statements included in our 2006 Form 10-K with respect to amounts expensed by First Avenue Networks, Inc. prior to the merger.  In addition, the calculation of the grant date fair value of stock and option awards reported in the above table is different than the calculation applied under U.S. GAAP for financial statement reporting purposes in that estimated forfeitures related to service-based vesting conditions considered under SFAS No. 123(R) (which would reduce the grant date fair value reported in the financial statements) is disregarded for purposes of this table.

Outstanding Equity Awards at Fiscal Year-End 2006

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested (1)
Michael K. Gallagher	1,500,000	0		$7.00	9-07-10
	0	800,000	(2)	$7.74	8-29-11
						600,000	(3)	$3,528,000

Thomas A. Scott	100,000	0		$7.00	12-12-10
	50,000	0		$7.93	1-30-11
	0	266,667	(2)	$7.74	8-29-11
						200,000	(3)	$1,176,000

Sandra Thomas	—	—			—	—		—

John D. Beletic	30,405	0		$0.86	1-20-14
	30,405	0		$0.86	1-24-15
	52,175	0		$4.68	5-05-16
						347,423	(4)	$2,042,847

Michael Finlayson	175,000	0		$7.92	2-22-11
	0	186,667	(2)	$7.74	8-29-11
						140,000	(3)	$823,200

Joseph M. Sandri, Jr.	100,000	0		$8.70	6-06-10
	20,000	0		$7.00	1-16-11
	0	60,000	(2)	$7.74	8-29-11
						45,000	(5)	$264,600

Michael P. Casey	175,000	0		$7.47	2-06-11
	0	266,667	(2)	$7.74	8-29-11
						200,000	(3)	$1,176,000

Louis Olsen	60,000	0		$8.70	6-06-10
	60,000	0		$7.00	1-16-11
	0	60,000	(2)	$7.74	8-29-11
						45,000	(5)	$264,600

(1)	Determined by multiplying the $5.88 closing market price of our common stock on December 29, 2006 by the number of shares in the prior column.

(2)	The options are scheduled to vest 25% on August 29, 2007 and the remainder to vest monthly over a period of 36 months in equal monthly installments.

(3)	The shares of restricted stock are scheduled to vest 25% on August 29th of each year beginning with August 29, 2007.

(4)

Of the shares of restricted stock shown, 75,000 shares vested on March 1, 2007, 47,423 shares vested on April 2, 2007, and 37,500 shares are scheduled to vest on each of May 29, 2007, August 29, 2007, November 29, 2007, February 29, 2008, May 29, 2008 and August 29, 2008.

(5)	The shares of restricted stock are scheduled to vest 10% on the first anniversary of the date of grant, 20% on the second anniversary, 30% on the third anniversary and 40% on the fourth anniversary.

Option Exercises and Stock Vested for Fiscal Year 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael K. Gallagher	—	—	—	—
Thomas A. Scott	—	—	—	—
Sandra Thomas	24,236	$201,401	—	—
	74,591	$591,507	—	—
	24,900	$212,148	—	—
	20,000	$19,200	—	—
John D. Beletic	—	—	—	—
Michael Finlayson	—	—	—	—
Joseph M. Sandri, Jr.	—	—	—	—
Michael P. Casey	—	—	—	—
Louis Olsen	—	—	—	—

Potential Payments Upon Termination or Change-in-Control

Michael K. Gallagher.  Under Mr. Gallagher’s employment agreement, if Mr. Gallagher’s employment is terminated by the company other than for cause or by Mr. Gallagher under certain circumstances (including his failure to continue in his position of Chief Executive Officer), Mr. Gallagher will be entitled to receive payment of one year of his base salary plus his annual target bonus in effect on the date of termination and accelerated vesting of the number of shares subject to his outstanding options which would have vested during the one year period following his termination had he continued his employment with us.  If Mr. Gallagher is terminated due to disability, he would be entitled to payment of one year of his base salary plus his annual target bonus.  In the event of a change of control of the company, Mr. Gallagher would be entitled to 100% vesting acceleration of his stock options and restricted stock upon the six-month anniversary of the change of control or, if his employment after such event is terminated without cause prior to such six-month anniversary, upon his termination. Any severance payments would be conditioned on Mr. Gallagher executing a general release of claims in our favor.  If Mr. Gallagher’s employment had been terminated without cause on December 29, 2006, the last business day of our last fiscal year, he would have been entitled to a cash payment of $508,500 (the sum of the amount of his annual salary and target bonus then in effect).  In addition, Mr. Gallagher would have received accelerated vesting of his unvested stock options to purchase 800,000 shares of common stock and 600,000 shares of restricted stock.  The market value of such shares of restricted stock that would have been subject to accelerated vesting would have been

$3,528,000 (determined by multiplying the $5.88 closing market price of our common stock on December 29, 2006 by 600,000 shares of restricted stock).  The exercise price of $7.74 of the stock options to purchase 800,000 shares of common stock was greater than the closing market price of our common stock on December 29, 2006.

John D. Beletic.  Under our employment offer letter agreement with Mr. Beletic, if Mr. Beletic’s employment as Executive Chairman is terminated without cause prior to August 29, 2008, or we undergo a change of control, then subject to the execution of a release, Mr. Beletic’s unvested restricted stock would immediately vest and our repurchase option would immediately lapse.  As of December 29, 2006, Mr. Beletic held 347,423 shares of restricted stock.  If Mr. Beletic had been terminated without cause on December 29, 2006, the market value of such restricted stock that would have been subject to accelerated vesting would have been approximately $2,042,847 (determined by multiplying the $5.88 closing market price of our common stock on December 29, 2006 by 347,423 shares of restricted stock).

Joseph M. Sandri, Jr.  Mr. Sandri’s employment agreement will expire on May 12, 2007.  Under his employment agreement, if Mr. Sandri’s employment is terminated without cause prior to that time, he is entitled to payment of his base salary and annual bonus as if he had remained employed through the remainder of the term of the employment agreement.

Executive Compensation Report of the Compensation Committee

The Compensation Committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis section of this annual report on Form 10-K/A with management. Based on this review and discussion, the committee recommended to the board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K/A.

Compensation Committee

John P. Kelly, Chair
Neil Subin

Compensation Committee Interlocks and Insider Participation

In 2006, prior to the merger, our Compensation Committee consisted of Neil Subin, Wharton B. Rivers, Jr. and Ted Weschler.  Upon completion of the merger in August 2006, Messrs. Rivers and Weschler resigned from the board of directors and John P. Kelly and Neil Subin were appointed by the board of directors to serve on the Compensation Committee.  None of the directors who served on the Compensation Committee during 2006 is or has been in the past an officer or employee of the company or any of its subsidiaries and none has any interlocking or other relationship with the company or its management requiring disclosure.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of shares of our common stock as of April 16, 2007 by (i) the NEOs listed in the summary compensation table included in this report, (ii) each of our directors, (iii) all of our executive officers and directors as a group and (iv) each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known to us to be the beneficial owner of more than 5% of our outstanding common stock. As of April 16, 2007, there were 145,668,647 shares of FiberTower common stock outstanding. Unless otherwise indicated, the business address of each director and executive officer named below is c/o FiberTower Corporation, 185 Berry Street, Suite 4800, San Francisco, California 94107. Except as noted below, each of the persons listed has sole investment and voting power with respect to the shares indicated.

Beneficial ownership is determined by the rules of the Securities and Exchange Commission and includes voting or investment power of the securities. Shares of common stock subject to stock options or other rights to purchase which are now exercisable or are exercisable within 60 days after April 16, 2007 are to be considered outstanding for purposes of computing the percentage ownership of the persons holding these stock options or other rights, but are not to be considered outstanding for the purpose of computing the percentage ownership of any other person.

	Beneficial Ownership
Name	Number	Percent

Crown Castle Investment Corp (1) 510 Bering Drive, Suite 600 Houston, TX 77057	26,352,956	18.1%

Aspen Advisors LLC (2) 152 West 57th Street, 46th Floor New York, New York 10019	22,369,359	15.4%

Tudor Investment Corporation and affiliates (3) 1275 King Street Greenwich, CT 06831	14,240,398	9.8%

Oak Investment Partners and affiliates (4) c/o Oak Management Corporation One Gorham Island Westport, CT 06880	12,119,847	8.3%

TCS Capital and affiliates (5) 888 Seventh Avenue, Suite 1504 New York, New York 10019	11,783,025	8.1%

OZ Management, L.L.C. and affiliates (6) 9 West 57th Street, 39th Floor New York, NY 10019	11,018,068	7.6%

Michael K. Gallagher (7)	2,100,000	*
Thomas A. Scott (8)	350,000	*
Sandra Thomas	—	—
John D. Beletic (9)	412,608	*
Michael Finlayson (10)	315,012	*
Joseph M. Sandri (11)	165,000	*
Michael Casey (12)	375,000	*
Louis Olsen (13)	165,000	*
Bandel Carano (14)	12,058,391	8.3%
Randall A. Hack (15)	140,908	*
John P. Kelly (16)	26,352,956	18.1%
John B. Muleta (17)	87,616	*
Darryl L. Schall	—	—
Steven D. Schiewe	27,616	*
Neil Subin	27,616	*
All executive officers and directors as a group (15 persons) (18)	43,643,922	29.4%

*                    Less than 1.0%

(1)             This information is based on a Schedule 13D filed on September 8, 2006 by Crown Castle International Corp. (“Crown Castle”), and Crown Castle Investment Corp., a wholly-owned subsidiary of Crown Castle (“Crown Castle Investment”).  Crown Castle Investment holds 26,352,956 shares of our common stock. Crown Castle expressly disclaims beneficial ownership of the shares held by Crown Castle Investment, except to the extent that it has a pecuniary interest in Crown Castle Investment.  Crown Castle and Crown Castle Investment may be deemed to have shared voting and dispositve power over such shares.  One of our directors, Randall Hack, is also a director of Crown Castle.  The shares owned by Mr. Hack are set forth opposite his name in this beneficial ownership table.  Crown Castle and Crown Castle Investment expressly disclaim beneficial ownership of the shares beneficially owned by Mr. Hack.

(2)             This information is based on a Schedule 13D (Amendment No. 9) filed on June 21, 2006 by Aspen Partners Series A, a series of Aspen Capital Partners, LP (“Aspen Partners”), Aspen Capital LLC (“Aspen Capital”), Aspen Advisors LLC (“Aspen Advisors”), EnterAspen Limited (“EnterAspen”), and Nikos Hecht.  Of the 22,396,359 shares beneficially owned by Aspen Advisors, (i) 12,856,919 shares are held by Aspen Partners and (ii) 9,539,440 shares are held by private client accounts of Aspen Advisors, including EnterAspen.  Aspen Advisors, as investment manager for Aspen Partners and its private clients, has (i) voting power over the shares held by Aspen Partners and the private clients and (ii) dispositive power over (A) all shares held by Aspen Partners and the private clients (excluding EnterAspen) and (B) 431,666 shares held by EnterAspen. As the general partner of Aspen Partners, Aspen Capital may be deemed to have shared voting and dispositive power over the shares held by Aspen Partners.  Each of Aspen Partners, Aspen Capital, Aspen Advisors and Mr. Hecht have shared voting and dispositive power over the 12,856,919 shares beneficially owned by Aspen Partners.  Aspen Partners and Aspen Capital disclaim any beneficial interest in the shares owned by the accounts managed by Aspen Advisors.  Mr. Hecht, as the managing member of, and the owner of a majority of the membership interest in, Aspen Advisors and Aspen Capital may be deemed to be the controlling person of Aspen Advisors and Aspen Capital and, through Aspen Capital, Aspen Partners.  EnterAspen is the beneficial owner of 8,302,186 shares of common stock. EnterAspen has sole dispositive power with respect to 7,870,520 shares of our common stock but otherwise shares dispositive power with respect to the remaining 431,666 shares beneficially owned by it with Aspen Advisors, the investment manager for EnterAspen. EnterAspen shares voting authority with respect to the 8,302,186 shares beneficially owned by it with Aspen Advisors.  Mr. Hecht, as the managing member of Aspen Advisors and Aspen Capital, may be deemed to be the beneficial owner of the shares of common stock held by EnterAspen.

(3)             This information is based on a Schedule 13G filed on February 14, 2007 by Tudor Investment Corporation (“TIC”), Tudor Proprietary Trading, L.L.C. (“TPT”), The Tudor BVI Global Portfolio Ltd. (“BVI Portfolio”), The Raptor Global Portfolio Ltd. (“Raptor Portfolio”), The Altar Rock Fund L.P. (“Altar Rock”), Witches Rock Portfolio Ltd. (“Witches Rock”), Paul Tudor Jones, II, and James J. Pallotta.  Of the 14,240,398 shares of common stock reported as beneficially owned are (i) 1,160,265 shares (including 304,221 shares receivable upon conversion of convertible notes) owned directly by TPT, (ii) 2,165,985 shares (including 572,737 shares receivable upon conversion of convertible notes) owned by BVI Portfolio, (iii) 9,647,333 shares (including 2,741,852 shares receivable upon conversion of convertible notes) owned by Raptor Portfolio, (iv) 1,201,286 shares owned by Witches Rock, and (v) 65,529 shares owned by Altar Rock.  Because TIC provides investment advisory services to BVI Portfolio, Raptor Portfolio, and Witches Rock, and is the general partner of Altar Rock, TIC may be deemed to beneficially own the shares of our common stock owned by each of such reporting persons. TIC expressly disclaims such beneficial ownership. Because Mr. Jones is the controlling shareholder of TIC and the indirect controlling equity holder of TPT, Mr. Jones may be deemed to beneficially own the shares of our common stock deemed beneficially owned by TIC and TPT. Mr. Jones expressly disclaims such beneficial ownership. Because Mr. Pallotta is the portfolio manager of TIC and TPT responsible for investment decisions, Mr. Pallotta may be deemed to beneficially own the shares of our common stock deemed beneficially owned by TIC and TPT. Mr. Pallotta expressly disclaims such beneficial ownership.  Mr. Schall, one of our directors, is employed by TIC.

(4)             This information is based on a Schedule 13G filed on February 14, 2007 by Oak Investment Partners X, Limited Partnership (“Oak Investment Partners X”), Oak Associates X, LLC (“Oak Associates X”), Oak X Affiliates Fund, Limited Partnership (“Oak X Affiliates Fund”), Oak X Affiliates, LLC (“Oak X Affiliates”), Oak

Management Corporation (“Oak Management”), Bandel L. Carano, Gerald R. Gallagher, Edward F. Glassmeyer, Fredric W. Harman, Ann H. Lamont and David B. Walrod.  Oak Investment Partners X owns directly and has sole voting and dispositive power over 11,852,674 shares of our common stock, and Oak Associates X, its general partner, has shared voting and dispositive power over such shares.  Oak X Affiliates Fund directly owns and has sole voting and dispositive power over 190,249 shares of our common stock, and Oak X Affiliates, its general partner, has shared voting and dispositive power over such shares.  Oak Management has shared voting power and shared dispositive power over all such 12,042,923 shares directly held by Oak Investment Partners X and Oak X Affiliates Fund.  Messrs. Carano, Gallagher, Glassmeyer, Harman and Walrod and Ms. Lamont may be deemed to have shared voting and dispositive power over such 12,042,923 shares of our common stock.  In addition, Mr. Carano individually owns 13,547 shares and 1,921 shares are held in trust for the benefit of his children.  Mr. Carano disclaims beneficial ownership of the shares held in trust for his children.  Mr. Gallagher individually owns 5,981 shares.  Mr. Glassmeyer individually owns 12,372 shares and 21,549 shares are held by a trust of which members of Mr. Glassmeyer’s immediate family are the beneficiaries and the trustee.  6,603 shares are held by a trust of which Mr. Harman is a trustee and 1,785 shares are held in trust for the benefit of Mr. Harman’s minor children.  Mr. Harman disclaims beneficial ownership of the shares held in trust for his children.  Ms. Lamont individually owns 11,485 shares and 1,681 shares are held by The Lamont Children’s 1998 Trust for the benefit of Ms. Lamont’s minor children.

(5)             This information is based on a Schedule 13G filed on February 9, 2007 by TCS Capital GP, LLC (“TCS GP”) and Eric Semler.  TCS GP (as the general partner of TCS Capital Investments, L.P., TCS Capital II, L.P. and TCS Capital L.P.) has sole voting and dispositive power over 11,613,025 shares of our common stock.  TCS Select GP, LLC (“TCS Select GP”), as the general partner of TCS Select, L.P., beneficially owns 170,000 shares of our common stock.  Mr. Semler, as manager of TCS GP and TCS Select GP, has sole voting and dispositive power over 11,783,025 shares.

(6)             This information is based on a Schedule 13G filed on February 14, 2007 by OZ Management, L.L.C. (“OZ”), Daniel S. Och, and OZ Master Fund, Ltd. (“OZMD”).  OZMD has sole voting and dispositive power over the 10,656,618 shares that it holds.  OZ, as the principal investment manager to a number of investment funds and discretionary accounts (including OZMD), has sole voting and dispositive power over 11,018,068 shares of our common stock.  Mr. Och, as the Senior Managing Member of OZ, may be deemed to control such entity and therefore may be deemed to be the beneficial owner of the shares beneficially owned by OZ.

(7)             Includes 1,500,000 shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days.

(8)             Includes 150,000 shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days.

(9)             Includes 112,985 shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days.

(10)       Includes 175,000 shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days.

(11)       Includes 120,000 shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days.

(12)       Includes 175,000 shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days.

(13)       Includes 120,000 shares of common stock subject to options that are currently exercisable or will be exercisable within 60 days.

(14)       Includes 11,852,674 shares directly owned by Oak Investment Partners X, Limited Partnership (“Oak X, L.P.”), 190,249 shares directly owned by Oak X Affiliates Fund, Limited Partnership (“Oak X Affiliates, L.P.”), 13,547 shares directly owned by Mr. Carano, and 1,921 shares held in trust for the benefit of Mr. Carano’s children.  Mr. Carano is a managing member of Oak Associates X, L.L.C., the general partner of Oak X, L.P., and is a managing member of Oak X Affiliates, L.L.C., the general partner of Oak X Affiliates, L.P.   Mr. Carano disclaims beneficial ownership of any securities not directly owned by him except to the extent of his pecuniary interest in such securities.

(15)       Includes 112,985 shares subject to options that are currently exercisable or will be exercisable within 60 days.

(16)       Includes 26,352,956 shares held by Crown Castle Investment Corp.  Mr. Kelly is President and Chief Executive Officer of Crown Castle Investment Corp. and is a director and President and Chief Executive Officer of Crown Castle International Corp. (“CCIC”), which is the sole stockholder of Crown Castle Investment Corp., and, as such, may be deemed to be an indirect beneficial owner of the reported securities.  Except to the extent of any indirect pecuniary interest therein, Mr. Kelly and CCIC disclaim beneficial ownership of the securities beneficially owned by Crown Castle Investment Corp.

(17)       Includes 60,000 shares subject to options that are currently exercisable or will be exercisable within 60 days.

(18)       Includes (i) 26,352,956 shares of common stock owned by Crown Castle Investment Corp., of which Mr. Kelly is President and CEO; (ii) 12,042,923 shares of common stock held by Oak Investment Partners, of which Mr. Carano is a managing member; (iii) 675,319, 371,571 and 200,000 shares of common stock beneficially owned by each of David Leeds, Ravi Potharlanka and Ferdi Schell, respectively, who are current executive officers but were not NEOs for 2006; and (iv) 19,807, 47,806 and 291,696 shares subject to options that are currently exercisable or will be exercisable within 60 days that are beneficially owned by each of David Leeds, Ravi Potharlanka and Ferdi Schell, respectively.  This number excludes shares reported in the table for Sandra Thomas, Michael Casey and Louis Olsen, who were NEOs for 2006 but were not executive officers as of fiscal-year-end 2006.

Equity Compensation Plan Information

The following table summarizes our equity compensation under all of our equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	4,249,336	$7.03	22,866,551	(2)
Equity compensation plans not approved by stockholders	—	—	—
Total	4,249,336	$7.03	22,866,551	(2)

(1)             Does not include 5,363,519 shares subject to stock options assumed in the merger, with a weighted average exercise price of $4.22.  As a result of the merger, we assumed all outstanding options and restricted stock awards under Old FiberTower’s stock option plan and new grants under that plan were discontinued.

(2)             Our stock incentive plan includes an “evergreen” provision that provides for annual increases in the number of shares available for issuance under the plan on each August 29th, beginning on August 29, 2007, during the remaining term of the plan, which ends on December 20, 2011. The annual increase in the number of shares will be equal to the lesser of (i) 1.5% of the number of shares of our common stock outstanding at the time immediately prior to the date of increase, and (ii) a lesser number of shares determined by our board of directors.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

The following information regarding certain transactions with directors, officers and holders, either of record or beneficially, of more than five percent of our common stock does not include information for any period during which such person or entity, as the case may be, was not an officer, director or five percent holder.  As provided in the Audit Committee’s written charter, it is our policy that the Audit Committee review all transactions between the company and any related parties or affiliates.

A company controlled by Mr. Subin, who is currently a member of our board of directors, periodically serves as a consultant to Aspen Advisors LLC regarding its investments, including its holdings in FiberTower.  Aspen Advisors beneficially holds 15.4% of our common stock.

Mr. Muleta, who is currently a member of our board of directors, was affiliated with a consulting company which provided business development services to us. Under the terms of a consulting agreement with the consulting firm dated April 2005, we paid the consulting firm (i) $5,000 plus expenses per month and (ii) 5% of the monthly recurring net revenue received under each customer agreement entered into as a direct result of services provided by the consulting agreement. This agreement expired on April 30, 2006. During the year ended December 31, 2006, we paid $20,000 to the consulting firm under this agreement.

Crown Castle Investment Corp., which owns approximately 18.1% of our outstanding stock, leases its communications facilities to FiberTower.  During the year ended December 31, 2006, we paid Crown Castle approximately $1.7 million under these leases.  Crown Castle also entered into an exclusivity agreement under which Crown Castle agreed not to compete directly with us as a provider of backhaul services and not to invest in other entities in 20 designated markets. Crown Castle’s President and Chief Executive Officer, John P. Kelly, and board member, Randall A. Hack, serve on our board of directors.

Director Independence

The board of directors has determined that each of Messrs. Carano, Hack, Kelly, Muleta, Schall, Scheiwe and Subin is deemed to be an independent director as that term is defined in under the rules of The Nasdaq Stock Market.  In addition, the board of directors has determined that each member of the compensation, nominating and corporate governance and audit committees is independent under such standards.  The board of directors considered the relationships set forth above in determining the independence of such directors.

Item 14.  Principal Accountant Fees and Services.

Following the merger, Ernst & Young LLP was appointed as our independent audit firm.  Prior to the merger, First Avenue Networks, Inc.’s financial statements were audited by KBA Group LLP and Old FiberTower’s financial statements were audited by Ernst & Young LLP.  Because Old FiberTower was treated as the acquirer for accounting purposes and Ernst & Young LLP continued to audit our financial statements following the merger, Ernst & Young LLP has audited our consolidated financial statements for all periods included in our most recent annual report on Form 10-K.

The following table shows the fees for professional services rendered by Ernst & Young LLP for the years ended December 31, 2005 and 2006.

Type of Fees	2005 Fees	2006 Fees
Audit Fees	$391,000	$3,627,000
Audit-Related Fees	—	71,000
Tax Fees	21,000	64,000
All Other Fees	—	—
	$412,000	$3,762,000

Audit Fees.  This category includes fees related to the annual audit of our financial statements for 2006, the audit of management’s assessment of our internal control over financial reporting and Ernst & Young’s own audit of our internal control over financial reporting, review of financial statements included in our Form 10-Q quarterly reports and services that are normally provided by the independent registered public accounting firm in connection with regulatory filings, including filings related to our merger with First Avenue, for those fiscal years.  This category also includes advice on accounting matters that arose during, or as a result of, the audit or the review of interim financial statements, and the preparation of an annual “management letter” on internal control matters.  During fiscal 2006, these fees also included services associated with the issuance of our convertible senior secured notes and related transactions.

Audit-Related Fees.  This category consists of assurance and related services provided by Ernst & Young that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under audit fees.  The services for the fees disclosed under this category include due diligence in connection with our merger with First Avenue.

Tax Fees.  This category consists of tax services generally for tax compliance and tax preparation.

During 2005 and up to the date of the merger with FiberTower in August 2006, KBA Group LLP was First Avenue’s independent audit firm.  The following table shows the fees for professional services rendered by KBA Group LLP for the years ended December 31, 2005 and 2006.

Type of Fees	2005 Fees		2006 Fees
Audit Fees	$100,807		$103,666
Audit-Related Fees	$45,043	(1)	$83,190	(3)
Tax Fees	$6,600	(2)	$18,500	(4)
All Other Fees	—		—

(1)             Services consisted principally of reviewing filings with the SEC for registration of our common stock, reviewing a private placement memorandum and issuance of a comfort letter in connection with an equity offering.

(2)             Principally related to federal and state income tax consultation rendered to us and our affiliates and for the completion of our federal and state income tax returns.

(3)             Services consisted of internal control over financial reporting (SOX) audit, consultation regarding amortization of FCC licenses, review of merger information statement and consent for Form S-8 filing.

(4)             Services consisted of preparation of 2004 income tax returns and preparation and review of 2005 tax accrual.

The Audit Committee is required by its charter to approve all services to be provided to the company by the independent auditors. This includes the pre-approval of all audit services and all permitted non-audit services. All of the fees shown above were pre-approved pursuant to these procedures, with the exception of fees billed for Old FiberTower for 2005 when it was a private company and not subject to SEC pre-approval requirements.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(b) Exhibits.

The exhibits filed as a part of this report are listed below and this list is intended to comprise the exhibit index.

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*                    Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIBERTOWER CORPORATION

		By:	/s/ Thomas A. Scott
Thomas A. Scott
Chief Financial Officer
Date:	April 23, 2007

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*                    Filed herewith.