Form 10-Q
period 2007-03-31
FiberTower CORP
filed 2007-05-09
CIK 1010286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

☐                                 Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                  to

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 145,677,147 shares of its common stock outstanding as of April 30, 2007.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(All amounts are in thousands, except par value)

	March 31, 2007	December 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$268,510	$345,174
Certificates of deposit	5,000	5,000
Short term investments	56,068	15,253
Restricted cash and investments, current portion	36,051	35,616
Accounts receivable, net of allowances of $18 at March 31, 2007 and $161 at December 31, 2006	3,093	2,904
Prepaid expenses and other current assets	2,238	2,624
Total current assets	370,960	406,571
Restricted cash and investments	35,308	34,906
Property and equipment, net	188,798	171,612
FCC licenses	342,000	342,000
Goodwill	243,388	243,388
Debt issuance costs, net of accumulated amortization of $819 at March 31, 2007 and $300 at December 31, 2006	13,490	14,009
Intangible and other long-term assets, net	3,903	3,992
Total assets	$1,197,847	$1,216,478

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$9,752	$18,039
Accrued compensation and related benefits	3,244	4,246
Accrued interest payable	14,289	5,333
Other accrued liabilities	4,165	3,528
Total current liabilities	31,450	31,146
Other liabilities	5,299	4,787
Convertible senior secured notes	406,461	403,759
Deferred tax liability	102,964	102,964
Total liabilities	546,174	542,656
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 145,659 and 144,971 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	146	145
Additional paid-in capital	779,765	776,077
Accumulated deficit	(128,238)	(102,400)
Total stockholders’ equity	651,673	673,822
Total liabilities and stockholders’ equity	$1,197,847	$1,216,478

See accompanying notes.

FIBERTOWER CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(All amounts are in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006
Service revenues	$5,420	$2,523
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	11,423	6,324
Sales and marketing	2,022	879
General and administrative	7,197	1,842
Depreciation and amortization	3,906	1,027
Total operating expenses	24,548	10,072
Loss from operations	(19,128)	(7,549)
Other income (expense):
Interest income	5,358	1,119
Interest expense	(12,189)	(47)
Miscellaneous income, net	121	—
Total other income (expense), net	(6,710)	1,072

Net loss	$(25,838)	$(6,477)

Basic and diluted net loss per share	$(0.18)	$(1.25)

Weighted average number of shares used in per share amounts:
Basic and diluted	142,321	5,126

See accompanying notes.

FIBERTOWER CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(All amounts are in thousands)

	Three Months Ended March 31,
	2007	2006

Operating activities
Net loss	$(25,838)	$(6,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,906	1,027
Decline in value of embedded derivative	(312)	—
Accretion of convertible notes	3,014	—
Accretion of interest income	(1,073)	—
Amortization of debt issuance costs	519	—
Impairment charge for long-lived assets	149	—
Stock-based compensation	2,336	20
Loss on disposal of equipment	160	4
Net changes in operating assets and liabilities:
Accounts receivable, net	(189)	(439)
Prepaid expenses and other assets	402	55
Accounts payable	(8,287)	(990)
Accrued interest payable	8,956	(41)
Accrued compensation and related benefits	(1,002)	(386)
Other accrued liabilities and deferred rent	1,081	(171)
Net cash used in operating activities	(16,178)	(7,398)

Investing activities
Purchases of short-term investments	(55,810)	—
Maturities of short-term investments	15,253	—
Purchase of property and equipment	(21,157)	(23,255)
Net cash used in investing activities	(61,714)	(23,255)

Financing activities
Proceeds from exercise of stock options	1,228	13
Cash provided by financing activities	1,228	13

Net increase (decrease) in cash and cash equivalents	(76,664)	(30,640)

Cash and cash equivalents at beginning of period	345,174	112,936

Cash and cash equivalents at end of period	$268,510	$82,296

See accompanying notes.

FIBERTOWER CORPORATION
Notes to Condensed Consolidated Financial Statements
(All amounts are in thousands, except per share data)
(Unaudited)

Note 1—Organization and Business

Organization and operations — FiberTower Corporation (formerly known as First Avenue Networks, Inc. (“First Avenue” and collectively with its subsidiaries, the “Company”) was incorporated in 1993 in the State of Delaware to build and operate a shared high-capacity backhaul network for wireless operators and service providers in the United States.

The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice and data traffic from a wireless carrier’s mobile base station (cell site) to its mobile switching station, where the traffic is then switched onto the fixed telecommunications network. The Company utilizes wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. The Company’s services allow wireless carriers to optimize their networks enabling significant improvements in their availability, reliability, scalability and cost, while providing a long-term solution for the increasing demand for backhaul capacity. As of March 31, 2007, the Company had master service agreements with six of the eight largest U.S. wireless carriers. Through these and other customer agreements, the Company provides services to 1,583 billing sites in 12 markets throughout the United States as of March 31, 2007.

The Company has incurred losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $128,238 and $102,400 as of March 31, 2007 and December 31, 2006, respectively. Through March 31, 2007, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future.  Failure to generate sufficient revenue could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Merger transaction — On August 29, 2006, FiberTower Network Services Corp. (formerly known as “FiberTower Corporation” and referred to hereinafter as “Old FiberTower”)  and First Avenue completed a merger pursuant to a merger agreement (the “Merger Agreement”) dated May 14, 2006. Under the terms of the Merger Agreement, all of the outstanding shares of Old FiberTower’s Series A Convertible Preferred Stock (“Series A”) were converted to shares of Old FiberTower’s common stock immediately prior to the completion of the merger. Accordingly, First Avenue issued 73,885,330 shares of common stock in exchange for all of the issued and outstanding common shares of Old FiberTower. In addition, First Avenue issued options for 4,206,682 shares of its common stock in exchange for all of the outstanding stock options of Old FiberTower.  However, since this transaction has been accounted for as a reverse acquisition of First Avenue by Old FiberTower, the financial statements reflect the transaction as if Old FiberTower had issued consideration to First Avenue shareholders.

Immediately following the completion of the merger, the stockholders and option holders of Old FiberTower owned approximately 51%, on a fully diluted basis, of the outstanding shares of First Avenue.  In addition, under the terms of the Merger Agreement, the Chief Executive Officer (“CEO”) of First Avenue became the CEO of the combined company. Old FiberTower designated five members and First Avenue designated three members to the Board of Directors of the combined company. Each standing committee of the Board of Directors consists of one member designated by First Avenue and  one or two members designated by Old FiberTower. First Avenue was renamed “FiberTower Corporation” following the completion of the merger.

The merger of First Avenue and Old FiberTower has been accounted for as a reverse acquisition of First Avenue by Old FiberTower under the purchase method of accounting because Old FiberTower’s stockholders owned a majority of the shares, on a fully diluted basis, of the combined company following the merger.

In order to effect the merger described above, each share of Old FiberTower common stock was exchanged for .3040542 shares of the Company’s common stock. Accordingly, the number of common and preferred shares, par values and per share information included herein has been retroactively restated to give effect to the merger.

The accompanying condensed consolidated financial statements reflect the operating results of Old FiberTower on a historical basis and the Company’s operating results subsequent to the effective date of the merger, August 29, 2006.  See Note 3 for additional information.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in FiberTower’s Annual Report on Form 10-K for the year ended December 31, 2006.

There have been no significant changes in our significant accounting policies during the three months ended March 31, 2007 as compared to the significant accounting policies described in FiberTower’s Annual Report on Form 10-K for the year ended December 31, 2006, except for the adoption of Financial Accounting Standards Board (“FASB”)  Interpretation No. 48 (“ FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109.

FIN 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in an income tax return.  The first step involves the determination of whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position.  The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.  Issued in June 2006, FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows.

Recent accounting pronouncements — In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (“fair value option”) and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to present the fair values of these assets and liabilities on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s fiscal year commencing after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 159. The Company is currently evaluating the potential  impact of this pronouncement on its consolidated financial statements.

Note 3—Merger with First Avenue

As stated in Note 1, Old FiberTower and First Avenue completed their merger on August 29, 2006. The merger of Old FiberTower and First Avenue has been accounted for as a reverse acquisition of First Avenue by Old FiberTower under the purchase method of accounting. The total purchase price for this merger was $549,643.

The total purchase consideration was as follows (in thousands):

	Shares Issued	Fair Value
Shares of First Avenue common stock	67,204	$520,160
First Avenue stock options and warrants	6,282	27,501
Acquisition-related costs		1,917
Merger-related restructuring liability, net		65
Total purchase consideration		$549,643

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

As part of the merger between Old FiberTower and First Avenue, FiberTower incurred severance and relocation expenses of $65.  These activities were part of a merger-related plan contemplated prior to closing, and have been incorporated into the purchase price pursuant to the guidance in EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

Old FiberTower merged with First Avenue in order to gain access to First Avenue’s FCC area-wide licenses.  These licenses allow the Company to access lower cost technologies that will allow the Company to more effectively serve its customer base.  We believe that the First Avenue assets combined with Old FiberTower’s existing network will enable the Company to (i) increase customer penetration among the top wireless companies, (ii) lower operational risk associated with building networks, (iii) effectively deploy capital, and (iv) gain improved access to capital.

Pro Forma Financial Information — The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2006 assume that the merger was completed as of January 1, 2006:

Three Months Ended March 31, 2006
Service revenues	$2,901
Operating loss	$(12,250)
Net loss	$(10,488)
Basic and diluted loss per share	$(0.08)
Weighted average shares outstanding	139,443

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the merger occurred at the beginning of the period presented.

Note 4—Property and Equipment

Property and equipment consisted of the following:

	March 31, 2007	December 31, 2006
Network equipment	$142,049	$120,500
Internal-use computer software	2,293	2,096
Office equipment and other	2,782	2,832
	147,124	125,428
Less: accumulated depreciation and amortization	17,805	14,200
Property and equipment in-service, net	129,319	111,228
Construction-in-progress	59,479	60,384
Property and equipment, net	$188,798	$171,612

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

Note 5—Convertible Senior Secured Notes

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

The Notes bear interest at a coupon rate of 9% per annum, payable semi-annually in arrears in cash on May 15 and November 15 each year. As required by the indenture governing the Notes, the Company used $68.5 million of the net proceeds to acquire U. S. Treasury securities to provide for the payment, in full, of the first four semi-annual interest payments. These securities may only be used to pay the interest or other payments required by the indenture and are reflected as restricted investments in the condensed consolidated balance sheet.

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

The Notes and Guarantees are secured by a first priority pledge of substantially all of the assets of the Company and the subsidiaries and by a first priority pledge of the stock of all of the Guarantors, subject, in each case, to a prior lien to secure a working capital facility, if any, of up to $50 million. The Notes rank senior to all of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

The Notes are not redeemable by the Company before November 15, 2010. If the Company’s common stock exceeds specified trading values, the Company may redeem any of the Notes, in whole or in part at any time on or after November 15, 2010 at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest.

The Notes may be converted into the Company’s common shares at an effective conversion price of approximately $8.29 per share which is subject to adjustment under certain circumstances. Holders who convert their Notes prior to November 15, 2009 or convert their Notes prior to November 15, 2010 in connection with certain designated events will receive a make-whole premium on the Notes such Holders convert.

The Notes contain certain anti-dilution provisions that will cause the conversion price of the Notes to be reduced (i) upon the Company issuing or selling common stock or other securities convertible into common stock with aggregate proceeds of $25,000 or more prior to November 15, 2008; and (ii) if the Company has not consummated common stock issuances or sales for aggregate proceeds of at least $50,000 within two years.

A majority of the Company’s shareholders executed written consents approving the issuance of shares of common stock in connection with the possible conversion of the convertible notes. The number of common shares that could be issued would increase if the anti-dilution provisions of the Notes are triggered before conversion.  This increase is capped at a 33% increase in the total number of shares.

The Notes contain covenants, including, but not limited to, restrictions on the Company’s future indebtedness and the payment of dividends.  As of March 31, 2007, the Company is in compliance with all of the covenants.

If certain designated events occur prior to maturity, the holders may require the Company to repurchase all or part of their Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest.

The Company and the Guarantors filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) on February 5, 2007 and an amendment to this shelf registration statement on April 24, 2007, covering the resale of the Notes, Guarantees and the shares of common stock issuable upon conversion of the Notes.  As discussed in Note 10, Subsequent Event, the shelf registration statement was declared effective on April 26, 2007. The Company and the Guarantors will be required to pay liquidated damages if they fail to keep the shelf registration statement effective during specified time periods.

The Company concluded that the embedded feature related to the make-whole premium, designated event make-whole premium and holder put option upon the occurrence of certain designated events, qualify as derivatives and should be bundled as a compound embedded derivative (“Derivative”) under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

The fair value of the Derivative as of March 31, 2007 was $322.  The change in fair value of the Derivative from December 31, 2006 through March 31, 2007 totaled $312 and has been recorded as other income (expense) in the condensed consolidated statements of operations.

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

The proceeds from issuance of the Notes were allocated between the Notes and make-whole premium Derivative as follows:

	November 9, 2006	December 31, 2006	March 31, 2007
Convertible senior secured notes	$401,383	$401,383	$401,383
Accretion		1,742	4,756
Derivative	1,117	634	322
Total balance of Notes	$402,500	$403,759	$406,461

The aggregate fair value of the Notes, which was determined based on quoted market values, is approximately $453,800 as of March 31, 2007, as compared to the aggregate carrying value of the Notes at such date of $406,461.

Note 6—Stockholders’ Equity and Stock-Based Compensation

Old FiberTower Stock Plan — In May 2001, Old FiberTower adopted a stock option plan (the “Old FiberTower Stock Plan”) pursuant to which the Board of Directors was authorized to grant options to purchase common stock, or issue shares of common stock, to employees, officers, directors, advisors or consultants of Old FiberTower. Incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) were granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. All options issued under the Old FiberTower Stock Plan have a ten-year term, become fully exercisable upon vesting, and generally vest over one to four years.

First Avenue Stock Incentive Plan — As a result of the merger discussed in Notes 1 and 3, Old FiberTower, as the acquirer of First Avenue, assumed options for the purchase of 4.2 million common shares that had been granted by First Avenue under its Stock Incentive Plan (the “Stock Incentive Plan”) prior to the merger.

First Avenue revised the Stock Incentive Plan, effective as of August 29, 2006  as follows: (1) provided for the issuance of restricted shares as well as ISOs and NSOs; (2) increased the number of shares reserved for issuance under the plan from 7.6 million shares to 23.3 million shares; (3) provided for annual awards of restricted shares with an aggregate value of $85 to each non-employee director; and (4) allowed for an annual increase in the aggregate authorized shares to 1.5% of the then outstanding common shares.  In addition, all options granted under the Stock Incentive Plan have a contractual term of five years.

Unless otherwise stipulated by the Board of Directors, Restricted Stock Awards to employees under the Stock Incentive Plan vest over a four-year period from the grant date.  During 2006, Restricted Stock Awards to certain directors vested immediately while other Restricted Stock Awards vested over periods of less than four years, as stipulated in the respective award agreements.  Prior to vesting, the Restricted Stock Awards have voting rights and are entitled to dividends.  Therefore such shares are considered outstanding for financial reporting purposes, but are included in the loss per share computations only to the extent vested.

As of March 31, 2007, the number of shares issuable under outstanding stock options was 8.6 million.  The aggregate  intrinsic value of options exercised during the three months ended March 31, 2007 was $2.0 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

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

The fair value of the options granted during the three months ended March 31, 2007 was determined using a Black-Scholes-Merton option pricing model and the assumptions set forth below:

Expected life of options	3.75 years
Volatility	70%
Risk-free interest rate	4.78%
Expected dividend yield	0.00%

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2007 was $2.74 per share.

As of March 31, 2007, there was $9,714 of unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.75 years.

In connection with the merger of First Avenue with Old FiberTower, the Company agreed to provide certain severance benefits, including cash compensation and the acceleration of vesting of 50% of the then outstanding stock options, to any of Old FiberTower’s officers who are actually or constructively terminated within 12 months of the merger.  During the three months ended March 31, 2007, no executives of Old FiberTower terminated employment.

Certain of the Company’s key employees’ stock option and restricted share agreements provide that upon a change in control of the Company, 100% of the stock options and restricted shares granted to such employees will be fully vested.

During the three months ended March 31, 2007, the Company issued restricted stock under the revised First Avenue Stock Incentive Plan to its employees and directors. Generally, the shares awarded to employees vest over a four-year period from grant date. Annual awards of restricted shares issued to non-employee directors in the first quarter of 2007, vested on the day immediately following the grant date. Prior to vesting, the restricted stock have voting rights and are entitled to dividends. Such shares are considered outstanding on the condensed balance sheet but are included in the earnings (loss) per share computations only to the extent vested.  As of March 31, 2007, the number of restricted stock award shares outstanding was 3.0 million.

 As of March 31, 2007, there was approximately $15,502 of unrecognized compensation cost related to the restricted stock grants. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.50 years.

The employee and non-employee stock-based compensation expense was recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2007	2006

Cost of service revenues	$550	$5
Sales and marketing	459	10
General and administrative	1,327	5
Total	$2,336	$20

Warrants — FiberTower assumed warrants in connection with its merger with First Avenue.  As of March 31, 2007, there were 2,879,555 warrants outstanding.  Such warrants expire between January 24, 2009 and December 14, 2014.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance were as follows as of March 31, 2007:

March 31. 2007
Convertible senior secured notes	60,148,241
Warrants	2,879,555
Stock options and restricted shares	22,196,470
Total shares reserved	85,224,266

Note 7—Net Loss Per Share

Basic and diluted net loss per share for the three months ended March 31, 2007 and March 31, 2006 has been calculated by dividing net loss by the weighted average number of the Company’s common shares outstanding (which have been retroactively restated by multiplying the Company’s historical weighted average common shares outstanding by the merger exchange ratio), less issued common shares subject to repurchase or forfeiture, and excludes any dilutive effects of stock options, warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share in each period presented because the Company had net losses in each of these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted loss per share is as follows:

	Three Months Ended March 31,
	2007	2006
Numerator for basic and diluted net loss per share:
Net loss for period	$(25,838)	$(6,477)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	145,390	5,373
Weighted average common shares outstanding subject to repurchase	(3,069)	(247)

Denominator for basic and diluted net loss per share	142,321	5,126

As of March 31, 2007, the Company had options outstanding to purchase 8.6 million shares, of which 4.3 million shares were exercisable. In addition, at March 31, 2007, there are a total of 3.0 million unvested restricted shares. There are also warrants outstanding at March 31, 2007, to acquire 2.9 million common shares. The Company’s Convertible Senior Secured Notes became convertible on February 15, 2007.  As of March 31, 2007, 48.6 million shares were potentially issuable if all such Notes were converted and 11.6 million shares were potentially issuable as payment for interest on the Notes.  These potentially issuable shares would further dilute investors when the options and warrants are exercised, the restricted share grants vest and the Convertible Senior Secured Notes are converted and interest thereon paid in common shares.

Note 8—Related Party Transactions

During the three months ended March 31, 2007 and 2006, the Company leased colocation space from certain stockholders that (i) own greater than 10% of the Company’s outstanding equity securities and/or (ii) have representatives who serve on the Company’s Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such periods. The aggregate operating expenses included in the accompanying condensed statements of operations for the three months ended March 31, 2007 and 2006, pertaining to these lease and service arrangements were approximately $0.4 million and $0.2 million, respectively.

During the three months ended March 31, 2006, one of our investors served as a consultant to the Company on various aspects of our business and strategy.  This individual was compensated for services with varying amounts of cash and stock options, which the Company does not consider to be material to the accompanying condensed consolidated financial statements.

Representatives from three entities holding approximately 36% of the outstanding common stock serve on our Board of Directors.  A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 16% of our outstanding common stock.

The executive chairman of the Company’s Board of Directors, serves as a director of Tessco Technologies Incorporated.  Tessco supplies the Company with various materials which are used in the business operations.  During the three months ended March 31, 2007, we paid Tessco approximately $0.4 million with an additional $0.1 million in unpaid and uninvoiced balances as of March 31, 2007.

Note 9—Guarantees and Other Contingencies

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

As of March 31, 2007, the Company had a dispute with a vendor concerning the amount owed to it for purchases of equipment. The Company believes that this dispute will be resolved in the near term without a material adverse effect on the Company’s consolidated financial statements.

Note 10—Subsequent Event

The Company and the Guarantors filed a shelf registration statement with the SEC on February 5, 2007 and an amendment to this shelf registration statement on April 24, 2007, covering the resale of the Notes, Guarantees and the shares of common stock issuable upon conversion of the 9.00% Convertible Senior Secured Notes.  See Note 5, Convertible Senior Secured Notes, above.  The shelf registration statement was declared effective on April 26, 2007.  The Company and the Guarantors will be required to pay liquidated damages if they fail to keep the shelf registration statement effective during specified time periods.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report includes “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission (“SEC”) in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. We caution investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 (“Risk Factors”).

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto which are presented elsewhere in this document, and other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by  Amendment No. 1 on Form 10-K/A.  Some of the statements in the following discussion are forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. For a variety of reasons, including those described above and in Risk Factors, our actual results may differ materially.

Executive Overview

We provide backhaul services to wireless carriers. We began generating backhaul service revenue in 2003 by providing our services in Dallas, Texas. We have commercial relationships with six of the leading wireless carriers in the United States. As of March 31, 2007, we had 220 employees. We market our services solely in the United States through our direct sales force.

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

As we expand into new markets, we incur significant up-front costs for predevelopment site evaluation, site leases, cost of new capital equipment and construction costs. These expenses are incurred well in advance of receiving revenues from customers. Accordingly, in most cases, we will incur substantial up-front costs in constructing sites, without any assurance of significant future revenues from those sites.

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

As of March 31, 2007, we had deployed 2,272 sites, of which 1,583 had billing customers. A deployed site may not yet be billing for various reasons including:

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

Our business plan depends on the fact that most, if not all, sites will generate revenue at some future date sufficient to fully recover our investment in property and equipment. If we are unable to generate sufficient revenues from these sites in the future, our business, financial condition and results of operations would be adversely affected. We have recognized relatively limited amounts of revenues to date, have generated operating and net losses and negative cash flows and expect to generate operating and net losses and negative cash flows for the foreseeable future.  See “Liquidity and Capital Resources” below.

Service Revenues

We generate revenue by charging a monthly recurring charge per circuit (a circuit is one T-1 line). The durations of our customer contracts are generally three or five years.

We have derived more than 80% of our full-year historic revenues from two customers, AT&T Mobility (formerly Cingular Wireless) and Sprint Nextel.  For the three months ended March 31, 2007 and 2006, revenues from these two customers were as follows:

	Three Months Ended March 31,
	2007	2006

AT&T Mobility	64%	81%
Sprint Nextel	15%	12%

Accounts receivable from these two customers comprised the following percentages of our total accounts receivable balances at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006

AT&T Mobility	48%	85%
Sprint Nextel	19%	10%

The percentage of total accounts receivable represented by AT&T Mobility at March 31, 2007 was lower than at December 31, 2006, as the December 31, 2006 balance included receivables for early terminations which were settled in the first quarter of 2007.

Cost of Service Revenues and Operating Expenses

Cost of service revenues are comprised primarily of engineering and maintenance personnel expenses, site lease expense for space leased at our sites, fiber service provider and fiber lease expenses, and costs associated with unsuccessful site acquisition. We expect cost of service revenues to increase significantly in future periods as we execute our business plan to grow our network operations into other geographic locations and as we record the continuing effects of Statement of Financial Accounting Standards 123(R) (“SFAS 123R”), which relates to accounting for share-based payments for future grants.

Sales and marketing expenses are comprised primarily of compensation and related benefits and travel expenses. We expect sales and marketing expenses to increase in future periods as a result of expanding our operations and from the continuing effects of SFAS 123R for future grants.

General and administrative expenses primarily consist of compensation and related benefits, recruiting fees, travel expenses, professional fees and insurance. We expect general and administrative expenses to increase in future periods as a result of expanding operations and from the continuing effects of SFAS 123R for future grants.

Depreciation and amortization expenses primarily consist of depreciation related to the deployment of network sites and the amortization of debt issuance costs. We expect depreciation expenses to increase in future periods as a result of deploying and commencing depreciation on additional sites.

Challenges Facing Our Business

In addition to the risks disclosed as Risk Factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, there are various challenges facing our business including our ability to deploy in a predictable manner, scale our business and manage growth, our ability to acquire new customers on existing sites, the concentrated nature of our customers and the emerging nature of our market.

Deploying in a predictable manner can be challenging, including dealing with the numerous landlords in order to lease space on sites, complying with the various zoning and permitting laws of different cities or districts, and managing the contractors involved with construction, program and project management. We have taken steps to reduce deployment unpredictability by engaging with large, well-established, turnkey vendors that are experienced in this area. Additionally, we concentrate on selecting sites owned by major tower operators with whom we already have agreements, which we believe will help minimize the risk of failing to negotiate a definitive lease for a site.

We are a rapidly growing company, and are focusing on hiring qualified personnel and developing processes and systems rapidly in order to grow successfully. If we cannot hire qualified employees, manage our growth and develop these systems and processes successfully, our business would be adversely affected.

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

Results of Operations

Presented below are selected statement of operations data for the three months ended March 31, 2007 and 2006 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this document. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statement of Operations Data:
(In thousands)

	Three Months Ended March 31,
	2007	2006
Service revenues	$5,420	$2,523
Cost of service revenue (excluding depreciation and amortization)	11,423	6,324
Sales and marketing	2,022	879
General and administrative	7,197	1,842
Depreciation and amortization	3,906	1,027
Other income (expense), net	(6,710)	1,072
Net loss	$(25,838)	$(6,477)

The following table sets forth selected statement of operations data as a percentage of our service revenues for each of the periods indicated.

	Three Months Ended March 31,
	2007	2006
Service revenues	100%	100%
Cost of service revenue (excluding depreciation and amortization)	211%	251%
Sales and marketing	37%	35%
General and administrative	133%	73%
Depreciation and amortization	72%	41%
Other income (expense), net	(124)%	42%
Net loss	(477)%	(257)%

Three months ended March 31, 2007 compared to three months ended March 31, 2006

Comparisons of service revenues and operating expenses between the three months ended March 31, 2007 and March 31, 2006, are effected by the inclusion of the operating results of First Avenue in the three months ended March 31, 2007.

Service revenues for the three months ended March 31, 2007 increased 115% to $5.4 million from $2.5 million for the three months ended March 31, 2006. This increase was primarily driven by the addition of 1,352 new deployed sites and greater penetration in existing markets, leading to a 133% increase in the number of billing T-1 lines during the previous 12 months.

Cost of service revenues (excluding depreciation and amortization) increased 81% to $11.4 million for the three months ended March 31, 2007, compared to $6.3 million for the three months ended March 31, 2006.  This was primarily due to additional costs incurred to support the billing sites that were added to the network during the past year and share based compensation of $0.5 million recorded to cost of service revenues in the three months ended March 31, 2007 as compared to a negligible amount in the first quarter of 2006. Service revenues tend to lag behind cost of service revenues initially for new sites, especially in new markets, because there are certain upfront costs that are generally incurred for a period of time before a site generates revenue. These costs include site evaluation expenses, lease payments that are incurred as a site is being constructed, payments to fiber service providers in order to ensure sufficient capacity is available to carry new traffic, as well as costs related to unsuccessful site acquisitions that are incurred during deployment. Due to the fact that most of our sites are relatively new, cost of service revenues (excluding depreciation and amortization) has exceeded service revenues.

Sales and marketing expenses increased 130% to $2.0 million for the three months ended March 31, 2007, compared to $0.9 million for the three months ended March 31, 2006.  This was primarily due to the expansion of marketing efforts to a limited number of customers, higher personnel costs including commissions, and the effect of stock-based compensation expense, which contributed $0.5 million in expense for the three months ended March 31, 2007 as compared to a negligible amount in the first quarter of 2006.

General and administrative expenses increased 291% to $7.2 million for the three months ended March 31, 2007, from $1.8 million for the three months ended March 31, 2006. This increase is primarily due to higher professional fees relating to public company-related costs, increases in personnel costs reflecting an increase in headcount, higher bonuses and stock-based compensation, which contributed $1.3 million in expense for the three months ended March 31, 2007 as compared to a negligible amount in the first quarter of 2006, and higher consulting fees.

Depreciation and amortization expense increased 280% to $3.9 million for the three months ended March 31, 2007 from $1.0 million for the three months ended March 31, 2006. This increase reflects $101 million in capital additions year over year driven by the addition of 1,352 new deployed sites during the past 12 months.

Other income (expense), net includes interest income and interest expense.  Interest income increased 379% to $5.4 million for the three months ended March 31, 2007, from $1.1 million for the three months ended March 31, 2006. The increase was due to increased interest income resulting from the investment of cash proceeds from the $402.5 million of gross proceeds from the convertible notes issued in November 2006.  Other income also includes the $0.3 million change in the fair value of the embedded derivative associated with the Convertible Senior Secured Notes.

Interest expense increased to $12.2 million for the three months ended March 31, 2007, from a negligible amount for the three months ended March 31, 2006. The increase was due to interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible notes issued in November 2006.

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

On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes due on November 15, 2012 (“Notes”). The Notes were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries (“Guarantees”). See Note 5 to the condensed consolidated financial statements for additional information regarding these Notes. We anticipate that we will use approximately $100 million of cash for capital expenditures during 2007 to expand our network.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We had unrestricted cash and cash equivalents, certificates of deposits and short term investments of $329.6 million at March 31, 2007. We believe this gives us sufficient liquidity to continue operations at least through December 31, 2007 and beyond.

We also require cash to service the interest on the Notes described above. Upon closing the sale of the Notes to the initial purchasers, we deposited into an escrow account $68.5 million of the net proceeds from the Notes offering, which, together with the proceeds from the investment thereof, will be sufficient to make the first four interest payments on the Notes. Thereafter, we have the option to pay interest on the next four interest payment dates in additional notes. Our ability to pay our expenses and make payments due on the Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control.

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

Operating Activities

Net cash used in operating activities increased by $8.8 million to $16.2 million compared to cash used in operations of $7.4 million for the three months ended March 31, 2006. The negative cash flow from operations in the three months ended March 31, 2007 was primarily caused by a net loss of $25.8 million, a decrease of $8.3 million in accounts payable due to the payment of vendors, partially offset by the increase of $9.0 million in accrued interest payable related to our notes and non-cash charges of $10.1 million.  The non-cash charges consist primarily of $3.9 million of depreciation and amortization, $3.0 million in accretion of convertible notes and $2.3 million of stock-based compensation.

Investing Activities

Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.

In the three months ended March 31, 2007, we spent $21.2 million in capital expenditures as compared to $23.3 million in the first three months of 2006 We anticipate that we will use approximately $100 million of cash for capital expenditures during 2007 to expand our network. During the first quarter of 2007, we invested $40.6 million in net short-term investments. No such amounts were invested in the first quarter of 2006.

Financing Activities

Net cash of $1.2 million was provided by the exercise of stock options during the three months ended March 31, 2007.

Debt Obligations and Restricted Cash and Investments

On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes that mature on November 15, 2012.  These Notes, which provided $388.2 million in net proceeds, were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. These Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries. See Note 5 to the condensed consolidated financial statements for additional information regarding these Notes.

In relation to a service supplier agreement that was executed in 2005, we were required to maintain a restricted cash equivalent balance with a financial institution of $1.0 million as of March 31, 2007 and December 31, 2006. We also maintain five additional letters of credit with two financial institutions in connection with other obligations. Four of these letters of credit, which expire between June 19, 2007 and November 17, 2007, totaled $0.4 million at March 31, 2007 and December 31, 2006 and were collateralized by cash equivalents of $0.4 million at those same dates. The fifth letter of credit expires in June 2011 and totaled $0.1 million at March 31, 2007 and December 31, 2006. The total related restricted cash and cash equivalents balance as of March 31, 2007 and December 31, 2006 was $1.6 million.

At March 31, 2007, we had unrestricted cash and cash equivalents of $329.6 million that were held in bank accounts, money market mutual funds, short-term obligations of the Federal Home Loan Mortgage Corporation and commercial paper issued by major U.S. and foreign corporations and financial institutions. In addition, under the terms of our

November 2006 Convertible Senior Secured Notes noted above, we have an additional $69.8 million of principal and interest invested in restricted U.S. Treasury securities. We believe we have limited exposure to financial market risk including changes in interest rates. We believe the fair value of the investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short term nature of the investment portfolio.

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

Our critical accounting policies include revenue and expense recognition, useful life assignments and impairment evaluations associated with long lived assets, including intangible assets, FCC licenses, goodwill, asset retirement obligations, deferred taxes, leases and stock-based compensation, which are discussed in detail under the caption “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.

Related Party Transactions

See Note 8, Related Party Transactions to the Notes to Condensed Consolidated Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the quarter ended March 31, 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation described above, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007.

(b) Change in Internal Controls

Management believes the material weakness identified in our Annual Report on Form 10-K for the year ended December 31,2006 was primarily the result of several significant, complex transactions we experienced in 2006, including the Merger of Old FiberTower with First Avenue Networks, Inc. and the convertible senior secured notes offering, as well as significant turnover of our financial accounting and reporting staff.  During the three months ended March 31, 2007, we have begun planning and implementing changes to our processes to improve our internal control over financial reporting. The following are among the steps we have taken, or intend to take, to remediate the previously reported material weakness:

•       We hired a Vice President, Corporate Controller with over 25 years of accounting experience in the second quarter of 2007.  The Controller has held senior financial management positions in several publicly-held companies.

•       We hired an Accounting Manager with over 15 years of accounting experience in the first quarter of 2007. The Accounting Manager holds a Masters of Accounting degree, and is a Certified Public Accountant.

•       We intend tohire an accountant with strong technical skills to evaluate the impact of non-routine and non-systemic transactions for proper treatment under U.S. GAAP accounting.

•       We intend tohire an SEC reporting expert to manage the assimilation of financial transactions and preparation of reports that comply with relevant rules and regulations for timely review and approval of management, submission to the external auditors and ultimate filing with the SEC.

•       We successfully integrated our disparate general ledger accounting systems resulting in changes to the process of consolidation and preparation of our financial statements.

•       We engaged a reputable firm to provide outsourcing resources and expertise in our continuing assessment, redesign and improvement of our internal controls over financial reporting and to assist in the implementation of the requirements of Sarbanes-Oxley Section 404 for our combined company in 2007.

Although we have already taken some actions to remediate the material weakness, further remedial action is required including additional accounting staff and the development and implementation of enhanced accounting systems, processes, policies and procedures. Our management and Audit Committee will monitor closely the implementation of our remediation plan.

The effectiveness of our remediation plan is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

During the three months ended March 31, 2007, there were no other significant changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.                Legal Proceedings

The Company is subject to certain legal proceedings and claims in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s financial position or results of operations.  During the quarter ended March 31, 2007, there were no material developments in the status of these legal proceedings and claims.

Item 1A.       Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

31.1	Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBERTOWER CORPORATION

	By:	/s/ MICHAEL K. GALLAGHER
May 9, 2007		Michael K. Gallagher
Date		President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ MICHAEL K. GALLAGHER	President, Chief Executive Officer and	May 9, 2007
Michael K. Gallagher	Director
(Principal Executive Officer)

/s/ THOMAS A. SCOTT	Senior Vice President and Chief Financial Officer	May 9, 2007
Thomas A. Scott	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.