Form 10-Q
period 2007-06-30
FiberTower CORP
filed 2007-08-08
CIK 1010286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 146,005,270 shares of its common stock outstanding as of July 31, 2007.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

(All amounts are in thousands, except par value)

	June 30, 2007	December 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$273,771	$345,174
Certificates of deposit	5,000	5,000
Short term investments	19,821	15,253
Restricted cash and investments, current portion	35,611	35,616
Accounts receivable, net of allowances of $31 at June 30, 2007 and $161 at December 31, 2006	4,085	2,904
Prepaid expenses and other current assets	2,324	2,624
Total current assets	340,612	406,571
Restricted cash and investments	18,165	34,906
Property and equipment, net	211,276	171,612
FCC licenses	342,000	342,000
Goodwill	243,388	243,388
Debt issuance costs, net	12,957	14,009
Intangible and other long-term assets, net	3,837	3,992
Total assets	$1,172,235	$1,216,478

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$13,032	$18,039
Accrued compensation and related benefits	3,002	4,246
Accrued interest payable	5,245	5,333
Other accrued liabilities	4,777	3,528
Total current liabilities	26,056	31,146
Other liabilities	6,492	4,787
Convertible senior secured notes	409,345	403,759
Deferred tax liability	102,964	102,964
Total liabilities	544,857	542,656
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 146,051 and 144,971 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	146	145
Additional paid-in capital	782,071	776,077
Accumulated deficit	(154,839)	(102,400)
Total stockholders’ equity	627,378	673,822
Total liabilities and stockholders’ equity	$1,172,235	$1,216,478

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(All amounts are in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service revenues	$6,191	$3,092	$11,611	$5,616
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	14,057	8,588	25,480	14,978
Sales and marketing	1,908	1,626	3,930	2,514
General and administrative	5,669	2,399	12,866	4,166
Depreciation and amortization	4,469	1,290	8,375	2,318
Total operating expenses	26,103	13,903	50,651	23,976
Loss from operations	(19,912)	(10,811)	(39,040)	(18,360)
Other income (expense):
Interest income	4,691	851	10,049	1,971
Interest expense	(11,605)	(26)	(23,794)	(54)
Miscellaneous income, net	225	(25)	346	(45)
Total other income (expense), net	(6,689)	800	(13,399)	1,872

Net loss	$(26,601)	$(10,011)	$(52,439)	$(16,488)

Basic and diluted net loss per share	$(0.19)	$(1.84)	$(0.37)	$(3.12)

Weighted average number of shares used in per share amounts:
Basic and diluted	142,808	5,454	142,534	5,292

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(All amounts are in thousands)

	Six Months Ended June 30,
	2007	2006

Operating activities
Net loss	$(52,439)	$(16,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,375	2,318
Decline in value of embedded derivative	(538)	—
Accretion of convertible notes	6,124	—
Accretion of investments in debt securities	(1,059)	—
Amortization of debt issuance costs	1,052	—
Stock-based compensation	4,334	1,148
Loss on disposal of equipment	384	102
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,181)	(803)
Prepaid expenses and other assets	304	90
Accounts payable	(5,007)	(4,898)
Accrued compensation and related benefits	(1,244)	1,468
Accrued interest payable	(88)	(83)
Other accrued liabilities	2,802	1,714
Net cash used in operating activities	(38,181)	(15,432)

Investing activities
Merger-related costs	—	(489)
Purchases of short-term investments	(76,945)	—
Maturities of short-term investments	72,405	—
Restricted cash and investments	17,776	—
Purchase of property and equipment	(47,919)	(54,145)
Net cash used in investing activities	(34,683)	(54,634)

Financing activities
Proceeds from exercise of stock options	1,461	126
Cash provided by financing activities	1,461	126

Net decrease in cash and cash equivalents	(71,403)	(69,940)

Cash and cash equivalents at beginning of period	345,174	112,936

Cash and cash equivalents at end of period	$273,771	$42,996

Supplemental Disclosures
Cash paid for interest	$18,723	$48
Accrual of merger-related costs	—	$672

See accompanying notes.

FIBERTOWER CORPORATION

Notes to Condensed Consolidated Financial Statements

(All amounts are in thousands, except per share data)

(Unaudited)

Note 1—Organization and Business

Organization and operations — FiberTower Corporation (formerly known as First Avenue Networks, Inc. (“First Avenue”) and collectively with its subsidiaries, the “Company”) was incorporated in 1993 in the State of Delaware to build and operate a shared high-capacity backhaul network for wireless operators and service providers in the United States.

The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice and data traffic from a wireless carrier’s mobile base station (cell site) to its mobile switching station, where the traffic is then switched onto the fixed telecommunications network. The Company utilizes wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. The Company’s services allow wireless carriers to optimize their networks enabling significant improvements in their availability, reliability, scalability and cost, while providing a long-term solution for the increasing demand for backhaul capacity.  As of June 30, 2007, the Company had master service agreements with six of the eight largest U.S. wireless carriers. Through these and other customer agreements, the Company provides services to 1,848 billing sites in 12 markets throughout the U.S. as of June 30, 2007.

The Company has incurred losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $154,839 and $102,400 as of June 30, 2007 and December 31, 2006, respectively. Through June 30, 2007, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future.  Failure to generate sufficient revenue could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The Company reclassified its condensed consolidated statements of operations for the three and six months ended June 30, 2006, conforming it to the current year presentation, to properly reflect the allocation of certain information technology expenses from sales and marketing and general and administrative to cost of service revenues.  This reclassification did not have a material effect on the condensed consolidated statements of operations.

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

There have been no significant changes in our significant accounting policies as of June 30, 2007 as compared to the significant accounting policies described in FiberTower’s Annual Report on Form 10-K for the year ended December 31, 2006, except for the adoption of Financial Accounting Standards Board (“FASB”)  Interpretation No. 48 (“ FIN 48”), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109.  FIN 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in an income tax return.  The first step involves the determination of whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position.  The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement.  Issued in June 2006, FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter.  The Company adopted the provisions of FIN 48 on January 1, 2007.  The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows of the Company.

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

Old FiberTower merged with First Avenue in order to gain access to First Avenue’s Federal Communications Commission, or FCC, area-wide licenses.  These licenses allow the Company to access lower cost technologies that will allow the Company to more effectively serve its customer base.  We believe that the First Avenue assets combined with Old FiberTower’s existing network will enable the Company to (i) increase customer penetration among the top wireless companies, (ii) lower operational risk associated with building networks, (iii) effectively deploy capital, and (iv) gain improved access to capital.

Pro Forma Financial Information — The following unaudited pro forma consolidated results of operations for the three and six months ended June 30, 2006 assume that the merger was completed as of January 1, 2006:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Service revenues	$3,598	$6,499
Operating loss	$(17,660)	$(29,910)
Net loss	$(16,139)	$(26,627)
Basic and diluted loss per share	$(0.11)	$(0.19)
Weighted average shares outstanding	141,673	140,558

This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the merger occurred at the beginning of the period presented.

Note 4—Property and Equipment

Property and equipment consisted of the following:

	June 30,	December 31,
	2007	2006
Network equipment	$162,847	$120,500
Internal-use computer software	2,416	2,096
Office equipment and other	2,864	2,832
	168,127	125,428
Less: accumulated depreciation and amortization	22,107	14,200
Property and equipment in-service, net	146,020	111,228
Construction-in-progress	65,256	60,384
Property and equipment, net	$211,276	$171,612

As of June 30, 2007 and December 31, 2006, network equipment included capitalized internal labor costs of $14.6 million and $11.4 million, respectively.  As of June 30, 2007, network equipment and construction-in-progress included capitalized interest totaling $2.0 million, which includes $1.7 million in interest capitalized in the three months ended June 30, 2007.  No interest was capitalized for the three and six months ended June 30, 2006 as interest costs subject to capitalization were immaterial in 2006.  Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

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

The Notes bear interest at a coupon rate of 9% per annum, payable semi-annually in arrears in cash on May 15 and November 15 each year. As required by the indenture governing the Notes, the Company used $68.5 million of the net proceeds to acquire U. S. Treasury securities to provide for the payment, in full, of the first four semi-annual interest payments. These securities may only be used to pay the interest or other payments required by the indenture and are reflected as restricted investments in the condensed consolidated balance sheet.  On May 15, 2007, the Company made its first interest payment of $18.7 million.

Subject to certain conditions, commencing May 15, 2009, the Company has the option of making any or all of the four semi-annual interest payments due in 2009 and 2010 with additional notes in lieu of cash. Such additional notes would bear interest at an annual rate of 11%.

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

The Notes and Guarantees are secured by a first priority pledge of substantially all of the assets of the Company and its subsidiaries and by a first priority pledge of the stock of all of its subsidiaries, subject, in each case, to a prior lien to secure a working capital facility, if any, of up to $50 million. The Notes rank senior to all of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

The Notes are not redeemable by the Company before November 15, 2010. If the Company’s common stock exceeds specified trading values, the Company may redeem any of the Notes, in whole or in part at any time on or after November 15, 2010 at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest and liquidated damages, if any.

The Notes may be converted into the Company’s common shares at an effective conversion price of approximately $8.29 per share which is subject to adjustment under certain circumstances. Holders who convert their Notes prior to November 15, 2009 or convert their Notes prior to November 15, 2010 in connection with certain designated events related to consolidations and mergers will receive a make-whole premium.

The Notes contain certain anti-dilution provisions that will cause the conversion price of the Notes to be reduced (i) upon the Company issuing or selling common stock or other securities convertible into common stock with aggregate proceeds of $25,000 or more prior to November 15, 2008; and (ii) if the Company has not consummated common stock issuances or sales for aggregate proceeds of at least $50,000 by November 15, 2008.

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

The Notes contain covenants, including, but not limited to, restrictions on the Company’s future indebtedness and the payment of dividends.  As of June 30, 2007, the Company is in compliance with all of the covenants.

If certain designated events occur prior to maturity, the holders may require the Company to repurchase all or part of their Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest and liquidated damages, if any.

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

The fair value of the Derivative as of June 30, 2007 was $96.  The change in fair value of the Derivative from December 31, 2006 through June 30, 2007 totaled $538 and has been recorded as miscellaneous income, net in the condensed consolidated statements of operations.

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

The proceeds from issuance of the Notes were allocated between the Notes and make-whole premium Derivative as follows:

	November 9, 2006	December 31, 2006	June 30, 2007
Convertible senior secured notes	$401,383	$401,383	$401,383
Accretion	—	1,742	7,866
Derivative	1,117	634	96
Total balance of Notes	$402,500	$403,759	$409,345

The aggregate fair value of the Notes, which was determined based on quoted market values, is approximately $446,775 as of June 30, 2007, as compared to the aggregate carrying value of the Notes at such date of $409,345. Debt issuance costs incurred in connection with the sale of the Notes total $14,309 and are being amortized as additional interest expense over the six-year term of the Notes using the effective interest method. Accumulated amortization totaled $1,352 at June 30, 2007 and $300 at December 31, 2006.

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

FiberTower Corporation Stock Incentive Plan (formerly First Avenue Stock Incentive Plan) — As a result of the merger discussed in Notes 1 and 3, Old FiberTower, as the acquirer of First Avenue, assumed options for the purchase of 4.2 million common shares that had been granted by First Avenue under its Stock Incentive Plan (the “Stock Incentive Plan”) prior to the merger.

First Avenue amended the Stock Incentive Plan, effective as of August 29, 2006  as follows: (1) provided for the issuance of restricted shares as well as ISOs and NSOs; (2) increased the number of shares reserved for issuance under the plan from 7.6 million shares to 23.3 million shares; (3) provided for annual awards of restricted shares with an aggregate value of $85 to each non-employee director; and (4) allowed for an annual increase in the aggregate authorized shares to 1.5% of the then outstanding common shares.  In addition, options granted under the Stock Incentive Plan have a maximum term of up to five years.

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

As of June 30, 2007, the number of shares issuable under outstanding stock options was 8.3 million.  The aggregate  intrinsic value of options exercised during the three and six months ended June 30, 2007 was $1.2 million and $3.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

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

The fair value of the options granted during the six months ended June 30, 2007 was determined using a Black-Scholes-Merton option pricing model and the assumptions set forth below:

Expected life of options	3.75 years
Volatility	70%
Risk-free interest rate	4.52% - 4.78%
Expected dividend yield	0.00%

The weighted-average grant-date fair value of stock options granted during the six months ended June 30, 2007 was $2.70 per share.

As of June 30, 2007, there was $9,136 of unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.50 years.

In connection with the merger of First Avenue with Old FiberTower, the Company agreed to provide certain severance benefits, including cash compensation and the acceleration of vesting of 50% of the then outstanding stock options, to any of Old FiberTower’s officers who are actually or constructively terminated within 12 months of the merger.  During the six months ended June 30, 2007, no executives of Old FiberTower terminated employment.

Certain of the Company’s key employees’ stock option and restricted share agreements provide that, upon a change in control of the Company, 100% of the stock options and restricted shares granted to such employees will be fully vested.

During the six months ended June 30, 2007, the Company issued restricted stock under the Stock Incentive Plan to its employees and directors. Generally, the shares awarded to employees vest over a four-year period from grant date. Annual awards of restricted shares issued to non-employee directors in the first quarter of 2007, vested on the day immediately following the grant date. Prior to vesting, the restricted stock have voting rights and are entitled to dividends. Such shares are considered outstanding on the condensed consolidated balance sheet but are included in the net loss per share computations only to the extent vested.  As of June 30, 2007, the number of restricted stock award shares outstanding was 3.0 million.

As of June 30, 2007, there was approximately $14,601 of unrecognized compensation cost related to the restricted stock grants. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.50 years.

The employee and non-employee stock-based compensation expense was recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Cost of service revenues	$572	$377	$1,122	$382
Sales and marketing	435	24	894	34
General and administrative	991	727	2,318	732
Total	$1,998	$1,128	$4,334	$1,148

Warrants — FiberTower assumed warrants in connection with its merger with First Avenue.  As of June 30, 2007, there were 2,879,555 warrants outstanding.  Such warrants expire between January 24, 2009 and December 14, 2014.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance were as follows as of June 30, 2007:

June 30, 2007
Convertible senior secured notes	60,148,241
Warrants	2,879,555
Stock options and restricted shares	21,771,761
Total shares reserved	84,799,557

Note 7—Net Loss Per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2007 and June 30, 2006 has been calculated by dividing net loss by the weighted average number of the Company’s common shares outstanding (which have been retroactively restated by multiplying the Company’s historical weighted average common shares outstanding by the merger exchange ratio), less issued common shares subject to repurchase or forfeiture, and excludes any dilutive effects of stock options, warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share in each period presented because the Company had net losses in each of these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator for basic and diluted net loss per share:
Net loss for period	$(26,601)	$(10,011)	$(52,439)	$(16,488)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	145,858	5,481	145,625	5,428
Weighted average common shares outstanding subject to repurchase	(3,050)	(27)	(3,091)	(136)

Denominator for basic and diluted net loss per share	142,808	5,454	142,534	5,292

As of June 30, 2007, the Company had options outstanding to purchase 8.3 million shares, of which 4.2 million shares were exercisable. In addition, at June 30, 2007, there are a total of 3.0 million unvested restricted shares. There are also warrants outstanding at June 30, 2007, to acquire 2.9 million common shares. The Company’s Convertible Senior Secured Notes became convertible on February 15, 2007.  As of June 30, 2007, 48.6 million shares were potentially issuable if all currently outstanding Notes were converted and 11.6 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Notes.  These potentially issuable shares would further dilute investors when the options and warrants are exercised, the restricted share grants vest and the Convertible Senior Secured Notes are converted into common shares.

Note 8—Related Party Transactions

During the six months ended June 30, 2007 and 2006, the Company leased colocation space from certain stockholders that (i) own greater than 10% of the Company’s outstanding equity securities and/or (ii) have representatives who serve on the Company’s Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such periods. The aggregate operating expenses included in the accompanying condensed statements of operations for the six months ended June 30, 2007 and 2006, pertaining to these lease and service arrangements were approximately $0.9 million and $0.6 million, respectively.

Representatives from three entities holding approximately 36% of the outstanding common stock serve on our Board of Directors.  A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 15% of our outstanding common stock regarding its investments, including its holdings in the Company.  The executive chairman of the Company’s Board of Directors, serves as a director of Tessco Technologies Incorporated.  Tessco supplies the Company with various materials which are used in the business operations.  During the six months ended June 30, 2007, we paid Tessco approximately $0.2 million with an additional $0.1 million in unpaid and uninvoiced balances as of June 30, 2007.

Note 9—Guarantees and Other Contingencies

Regulatory Matters—The Company is subject to certain claims and assessments and makes routine filings with the FCC. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company’s consolidated financial position.

License Renewal—Like other FCC licenses, the licenses which the Company holds were granted for an initial ten-year term and have renewal dates ranging from 2007 to 2011. To obtain renewal of a license, the licensee must demonstrate that it has provided “substantial service” during its license term. What level of service is considered “substantial” will vary depending upon the type of offering by the licensee. The FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license will be canceled. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 and 39 GHz licenses.  Since we are required to demonstrate substantial service at the time the licenses are renewed, the FCC could choose to revoke licenses that do not meet the substantial service safe harbor.  However, the Company has been meeting regularly with the FCC presenting data on the Company’s significant network investment and expanding geographic coverage to make the spectrum bands viable and able to provide substantial service in the long term.  The Company continues to believe that it has met the substantial service requirements to justify renewing its licenses that are expiring in 2007.

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

As of June 30, 2007, the Company had a dispute with a vendor concerning the amount owed to it for purchases of equipment. The Company believes that this dispute will be resolved in the near term without a material adverse effect on the Company’s consolidated financial statements.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and related Notes thereto which are presented elsewhere in this document, and other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended by  Amendment No. 1 on Form 10-K/A.  Some of the statements in the following discussion are forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. For a variety of reasons, including those described above and in Risk Factors, our actual results may differ materially from these estimates and projections.

Executive Overview

We provide backhaul services to wireless carriers. We began generating backhaul service revenue in 2003 by providing our services in Dallas, Texas. We have commercial relationships with six of the leading wireless carriers in the United States. As of June 30, 2007, we had 227 employees. We market our services solely in the United States through our direct sales force.

We use a variety of metrics to assess the growth and evaluate the performance of our operations. In addition to traditional financial evaluations, including performance against budget, we also consider non-financial measurements, the most important of which are the number of sites deployed, the number of sites billing, the number of customer locations billing and the total T-1s billing. The number of sites deployed represents sites from which we could deliver our services in a particular market. Customer locations billing are carrier locations, at which we currently provide T-1s. A deployed site could have multiple customer (carrier) locations. The number of sites billing represents the number of deployed sites on which we currently have sold at least one T-1 to a customer. A T-1 is an increment of bandwidth of approximately 1.54 megabits per second.

We consider these to be key metrics because the number of sites deployed is a key factor in determining the amount of additional capital expenditures required to grow the network and the number of field personnel required to support our operations and sales growth. Sites billing, the number of customer locations billing and the number of T-1s per sites billing are all indicators of the productivity of the network.

As we launch new projects and markets, we incur significant up-front costs for predevelopment site evaluation, site leases, cost of new capital equipment and construction costs. These expenses are incurred well in advance of receiving revenues from customers. Accordingly, in most cases, we will incur substantial up-front costs in constructing sites, without any assurance of significant future revenues from those sites.

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

As of June 30, 2007, we had deployed 2,465 sites, of which 1,848 had billing customers. A deployed site may not yet be billing for various reasons including:

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

We have derived more than 80% of our full-year historic revenues from two customers, AT&T Mobility (formerly Cingular Wireless) and Sprint Nextel.  For the three and six months ended June 30, 2007 and 2006, revenues from these two customers were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

AT&T Mobility	61%	77%	62%	78%
Sprint Nextel	15%	13%	15%	13%

Accounts receivable from these two customers comprised the following percentages of our total accounts receivable balances at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006

AT&T Mobility	47%	85%
Sprint Nextel	20%	10%

The percentage of total accounts receivable represented by AT&T Mobility at June 30, 2007 was lower than at December 31, 2006, as the December 31, 2006 balance included receivables for early terminations which were settled in the first quarter of 2007.

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

Sales and marketing expenses are comprised primarily of compensation and related benefits and travel expenses. We expect sales and marketing expenses to increase in future periods as a result of expanding our operations and from the continuing effects of SFAS 123R for future share-based grants.

General and administrative expenses primarily consist of compensation and related benefits, recruiting fees, travel expenses, professional fees and insurance. We expect general and administrative expenses to increase in future periods as a result of expanding operations and from the continuing effects of SFAS 123R for future share-based grants.

Depreciation and amortization expenses primarily consist of depreciation related to the deployment of network sites and the amortization of certain intangible assets. We expect depreciation expense to increase in future periods as a result of deploying and commencing depreciation on additional sites.

Challenges Facing Our Business

In addition to the risks disclosed as Risk Factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, there are various challenges facing our business, including our ability to deploy new sites in a predictable manner, scale our business and manage growth, our ability to acquire new customers on existing sites, the concentrated nature of our customers and the emerging nature of our market.

Deploying new sites in a predictable manner poses many challenges, including dealing with the numerous landlords in order to lease space on sites, complying with the various zoning and permitting laws of different cities or districts, and managing the contractors involved with construction, program and project management. We have taken steps to reduce deployment unpredictability by engaging with large, well-established, turnkey vendors that are experienced in this area. Additionally, we concentrate on selecting sites owned by major tower operators with whom we already have agreements, which we believe will help minimize the risk of failing to negotiate a definitive lease for a site.

We are a rapidly growing company, and are focusing on hiring qualified personnel and developing processes and systems quickly in order to grow successfully. If we cannot hire qualified employees, manage our growth and develop these systems and processes successfully, our business would be adversely affected.

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

Results of Operations

Presented below are selected statements of operations data for the three and six months ended June 30, 2007 and 2006 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this document. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statement of Operations Data:
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service revenues	$6,191	$3,092	$11,611	$5,616
Cost of service revenues (excluding depreciation and amortization)	14,057	8,588	25,480	14,978
Sales and marketing	1,908	1,626	3,930	2,514
General and administrative	5,669	2,399	12,866	4,166
Depreciation and amortization	4,469	1,290	8,375	2,318
Other income (expense), net	(6,689)	800	(13,399)	1,872
Net loss	$(26,601)	$(10,011)	$(52,439)	$(16,488)

The following table sets forth selected statement of operations data as a percentage of our service revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service revenues	100%	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	227%	278%	219%	267%
Sales and marketing	31%	53%	34%	45%
General and administrative	92%	78%	111%	74%
Depreciation and amortization	72%	42%	72%	41%
Other income (expense), net	(108)%	26%	(115)%	33%
Net loss	(430)%	(324)%	(452)%	(294)%

Six months ended June 30, 2007 compared to six months ended June 30, 2006

Comparisons of service revenues and operating expenses between the six months ended June 30, 2007 and June 30, 2006, are affected by the inclusion of the operating results of First Avenue in the six months ended June 30, 2007.

Service revenues for the six months ended June 30, 2007 increased 107% to $11.6 million from $5.6 million for the six months ended June 30, 2006. This increase was primarily driven by the addition of 1,184 new deployed sites and greater penetration in existing markets, leading to a 150% increase in the number of billing T-1 lines during the previous 12 months.

Cost of service revenues (excluding depreciation and amortization) increased 70% to $25.5 million for the six months ended June 30, 2007, compared to $15.0 million for the six months ended June 30, 2006.  This was primarily due to additional costs, including personnel costs, incurred to support the billing sites that were added to the network during the past year and share based compensation of $1.1 million recorded to cost of service revenues in the six months ended June 30, 2007 as compared to $0.4 million in the same period of 2006. Service revenues tend to lag behind cost of service revenues initially for new sites, especially in new markets, because there are certain upfront costs that are generally incurred for a period of time before a site generates revenue. These costs include site evaluation expenses, lease payments that are incurred before the site generates revenues, payments to fiber service providers in order to ensure sufficient capacity is available to carry new traffic, as well as costs related to unsuccessful site acquisitions that are incurred during deployment. Due to the fact that most of our sites are relatively new, cost of service revenues (excluding depreciation and amortization) have historically exceeded service revenues.

Sales and marketing expenses increased 56% to $3.9 million for the six months ended June 30, 2007, compared to $2.5 million for the six months ended June 30, 2006.  This was primarily due to the effect of stock-based compensation expense, which contributed $0.9 million in expense for the six months ended June 30, 2007 as compared to a negligible amount in the same period of 2006, the expansion of marketing efforts to a limited number of customers and higher personnel costs including commissions.

General and administrative expenses increased 209% to $12.9 million for the six months ended June 30, 2007, from $4.2 million for the six months ended June 30, 2006. This increase is primarily due to higher professional fees relating to public company-related costs, increases in personnel costs reflecting an increase in headcount, stock-based compensation which contributed $2.3 million in expense for the six months ended June 30, 2007 as compared to $0.7 million in the same period of 2006, higher consulting fees and facilities costs.

Depreciation and amortization expense increased 261% to $8.4 million for the six months ended June 30, 2007 from $2.3 million for the six months ended June 30, 2006. This increase reflects $88 million in capital additions year over year driven by the addition of 1,184 new deployed sites during the past 12 months.

Other income (expense), net includes interest income and interest expense.  Interest income increased 410% to $10.0 million for the six months ended June 30, 2007, from $2.0 million for the six months ended June 30, 2006. The increase was due to increased interest income resulting from the investment of cash proceeds from the $402.5 million of gross proceeds from the convertible notes issued in November 2006.  Other income also includes the $0.5 million change in the fair value of the embedded derivative associated with the Notes.

Interest expense increased to $23.8 million for the six months ended June 30, 2007, from $0.1 million for the six months ended June 30, 2006. The increase was primarily due to interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible notes issued in November 2006.

Three months ended June 30, 2007 compared to three months ended June 30, 2006

Comparisons of service revenues and operating expenses between the three months ended June 30, 2007 and June 30, 2006, are affected by the inclusion of the operating results of First Avenue in the three months ended June 30, 2007.

Service revenues for the three months ended June 30, 2007 increased 100% to $6.2 million from $3.1 million for the three months ended June 30, 2006. This increase was primarily driven by the addition of 1,184 new deployed sites and greater penetration in existing markets, leading to a 150% increase in the number of billing T-1 lines during the previous 12 months.

Cost of service revenues (excluding depreciation and amortization) increased 64% to $14.1 million for the three months ended June 30, 2007, compared to $8.6 million for the three months ended June 30, 2006.  This was primarily due to additional costs, including personnel costs, incurred to support the billing sites that were added to the network during the past year. Service revenues tend to lag behind cost of service revenues initially for new sites, especially in new markets, because there are certain upfront costs that are generally incurred for a period of time before a site generates revenue. These costs include site evaluation expenses, lease payments that are incurred before the site generates revenues, payments to fiber service providers in order to ensure sufficient capacity is available to carry new traffic, as well as costs related to unsuccessful site acquisitions that are incurred during deployment. Due to the fact that most of our sites are relatively new, cost of service revenues (excluding depreciation and amortization) have historically exceeded service revenues.

Sales and marketing expenses increased 17% to $1.9 million for the three months ended June 30, 2007, compared to $1.6 million for the three months ended June 30, 2006.  This was primarily due to the effect of stock-based compensation expense, which contributed $0.4 million in expense for the three months ended June 30, 2007 as compared to a negligible amount in the same period of 2006.

General and administrative expenses increased 136% to $5.7 million for the three months ended June 30, 2007, from $2.4 million for the three months ended June 30, 2006. This increase is primarily due to higher professional fees relating to public company-related costs, increases in personnel costs reflecting an increase in headcount,  stock-based compensation which contributed $1.0 million in expense for the three months ended June 30, 2007 as compared to $0.7 million in the same period of 2006, higher consulting fees and facilities costs.

Depreciation and amortization expense increased 246% to $4.5 million for the three months ended June 30, 2007 from $1.3 million for the three months ended June 30, 2006. This increase reflects $88 million in capital additions year over year driven by the addition of 1,184 new deployed sites during the past 12 months.

 Interest income increased 451% to $4.7 million for the three months ended June 30, 2007, from $0.9 million for the three months ended June 30, 2006. The increase was due to increased interest income resulting from the investment of cash proceeds from the $402.5 million of gross proceeds from the convertible notes issued in November 2006.  Other income also includes the $0.2 million change in the fair value of the embedded derivative associated with the Notes.

Interest expense increased to $11.6 million for the three months ended June 30, 2007, from a negligible amount for the three months ended June 30, 2006. The increase was primarily due to interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible notes issued in November 2006.

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

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We had unrestricted cash and cash equivalents, certificates of deposits and short term investments of $298.6 million at June 30, 2007. We believe this gives us sufficient liquidity to continue operations at least through December 31, 2008.

We also require cash to service the interest on the Notes described above. Upon closing the sale of the Notes to the initial purchasers, we deposited into an escrow account $68.5 million of the net proceeds from the Notes offering, which, together with the proceeds from the investment thereof, will be sufficient to make the first four interest payments on the Notes. Thereafter, we have the option to pay interest on any or all of the next four interest payment dates in additional notes. On May 15, 2007, we made our first interest payment of $18.7 million.  Our ability to pay our expenses and make payments due on the Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control.

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

Operating Activities

Net cash used in operating activities increased by $22.7 million to $38.2 million compared to cash used in operations of $15.4 million for the six months ended June 30, 2006. The negative cash flow from operations in the six months ended June 30, 2007 was primarily caused by a net loss of $52.4 million, a decrease of $5.0 million in accounts payable due to the payment of vendors and net non-cash charges of $18.7 million.  The non-cash charges consist primarily of $8.4 million of depreciation and amortization, $6.1 million in accretion of convertible notes, and $4.3 million of stock-based compensation.

Investing Activities

Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.

As of June 30, 2007, we provided services to 1,848 billing sites in 12 markets throughout the United States.  In addition, we are actively investing in a new market where we do not yet have billing customers and are re-evaluating the extent to which we will continue investment in an existing market where we do not yet have billing customers.

In the six months ended June 30, 2007, we spent $47.9 million in capital expenditures as compared to $54.1 million in the first six months of 2006. We anticipate that we will use approximately $100 million of cash for capital expenditures during 2007 to expand our network. Our restricted cash and investments were reduced by $17.8 million reflecting our first interest payment in May 2007 of $18.7 million on the convertible notes.  During the first six months of 2007, we invested $4.5 million in net short-term investments. No such amounts were invested in the first six months of 2006.

Financing Activities

Net cash of $1.5 million was provided by the exercise of stock options during the six months ended June 30, 2007, as compared to $0.1 million for the same period of 2006.

Debt Obligations and Restricted Cash and Investments

On November 9, 2006, we completed the sale of the Notes and Guarantees, which provided $388.2 million in net proceeds. See Note 5 to the condensed consolidated financial statements for additional information regarding the Notes and Guarantees.

At June 30, 2007, we had unrestricted cash and cash equivalents of $298.6 million that were held in bank accounts, money market mutual funds, short-term obligations and commercial paper issued by major U.S. and foreign corporations and financial institutions.

In addition, at June 30, 2007, we had total restricted cash and investment of $53.8 million, comprised of $52.2 million of principal and interest invested in restricted U.S. Treasury securities under the terms of the Notes noted above. At June 30, 2007, we had an additional $1.6 million of restricted cash and cash equivalents. In relation to a service supplier agreement, we maintain a restricted cash-equivalent balance with a financial institution of $1.0 million at June 30, 2007. We also maintain five letters of credit with two financial institutions in connection with other obligations. Four of these letter of credit, which expire between September 17, 2007 and July 13, 2008, totaled $0.4 million at June 30, 2007 and were collateralized by cash equivalents of $0.4 million at that date. The fifth letter of credit expires in June 2011 and totaled $0.1 million at June 30, 2007.

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

Our critical accounting policies include revenue and expense recognition, useful life assignments and impairment evaluations associated with long lived assets, including intangible assets, FCC licenses, goodwill, asset retirement obligations, deferred taxes, leases and stock-based compensation, which are discussed in detail under the caption “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2006.  There were no significant changes in our critical accounting policies or estimates since December 31, 2006.

Related Party Transactions

See Note 8, Related Party Transactions in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on the evaluation described above, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2007.

(b) Change in Internal Controls

Management believes the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2006 was primarily the result of several significant, complex transactions we experienced in 2006, including the Merger of Old FiberTower with First Avenue Networks, Inc. and the convertible senior secured notes offering, as well as significant turnover of our financial accounting and reporting staff.  During the six months ended June 30, 2007, we have begun planning and implementing changes to our processes to improve our internal control over financial reporting. The following are among the steps we have taken, or intend to take, to remediate the previously reported material weakness:

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

•       We intend to hire a Fixed Asset Manager with strong technical skills to  have overall responsibility for the accounting for fixed assets.

•       We intend to hire an SEC reporting expert to manage the assimilation of financial transactions and preparation of reports that comply with relevant rules and regulations for timely review and approval of management, submission to the external auditors and ultimate filing with the SEC.  This function will also evaluate the impact of non-routine and non-systematic transactions for proper treatment under U.S. GAAP accounting.

•       We successfully integrated our disparate general ledger accounting systems resulting in changes to the process of consolidation and preparation of our financial statements.

•       We engaged a reputable firm to provide outsourcing resources and expertise in our continuing assessment, redesign and improvement of our internal controls over financial reporting and to assist in the implementation of the requirements of Sarbanes-Oxley Act Section 404 for our combined company in 2007.

Although we have already taken some actions to remediate the material weakness, further remedial action may be required, including additional accounting staff and the development and implementation of enhanced accounting systems, processes, policies and procedures. The effectiveness of our remediation plan is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

During the quarter ended June 30, 2007, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3.               Defaults Upon Senior Securities

None.

Item 4.               Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 25, 2007 (the “Annual Meeting”), to elect three Class I directors to serve three-year terms until our annual meeting of stockholders in 2010 and to ratify the appointment of Ernst & Young LLP as our independent auditors for 2007.  The Board of Directors nominated John D. Beletic, Michael K. Gallagher and Neil Subin for re-election as Class I directors at the Annual Meeting.  The Board of Directors solicited proxies for the Annual Meeting pursuant to Regulation 14 under the Securities Act, there was no solicitation in opposition to these nominees and each of the nominees was re-elected. The number of votes for and withheld with respect to the nominees were as follows:

	Votes For	Votes Withheld
John D. Beletic	97,759,922	10,504,440
Michael K. Gallagher	97,772,455	10,491,907
Neil Subin	97,060,330	11,204,032

Stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for 2007 at the Annual Meeting based on the following vote tabulation:

For	Against	Abstentions
107,448,041	425,921	390,400

Item 5.               Other Information

None.

Item 6.	Exhibits

10.1*	Amended and Restated FiberTower Corporation Stock Incentive Plan.

10.2*	Amendment to Executive Employment Agreement, dated April 19, 2007, between FiberTower Corporation and Michael K. Gallagher.

31.1	Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act. * Management compensatory plan or agreement.

* Management compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBERTOWER CORPORATION

	By:	/s/ MICHAEL K. GALLAGHER
August 8, 2007		Michael K. Gallagher
Date		President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ MICHAEL K. GALLAGHER	President, Chief Executive Officer and	August 8, 2007
Michael K. Gallagher	Director
(Principal Executive Officer)

/s/ THOMAS A. SCOTT	Senior Vice President and Chief Financial Officer	August 8, 2007
Thomas A. Scott	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1*	Amended and Restated FiberTower Corporation Stock Incentive Plan.

10.2*	Amendment to Executive Employment Agreement, dated April 19, 2007, between FiberTower Corporation and Michael K. Gallagher.

31.1	Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.

*	Management compensatory plan or agreement.