Form 10-Q
period 2007-09-30
FiberTower CORP
filed 2007-11-14
CIK 1010286

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-21091

FIBERTOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1869023 (I.R.S. Employer Identification No.)
185 Berry Street Suite 4800 San Francisco, CA 94107 (Address of principal executive offices)
(415) 659-3500 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes ☒    No ☐.

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

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

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date: The registrant had 146,085,951 shares of its common stock outstanding as of October 31, 2007.

FIBERTOWER CORPORATION

INDEX

ITEM 1. FINANCIAL STATEMENTS

FIBERTOWER CORPORATION
Condensed Consolidated Balance Sheets
(unaudited)
(All amounts are in thousands, except par value)

	September 30, 2007	December 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$236,471	$345,174
Certificates of deposit	5,000	5,000
Short term investments	20,091	15,253
Restricted cash and investments, current portion	36,453	35,616
Accounts receivable, net of allowances of $168 at September 30, 2007 and $161 at December 31, 2006	4,701	2,904
Prepaid expenses and other current assets	2,082	2,624

Total current assets	304,798	406,571
Restricted cash and investments	18,563	34,906
Property and equipment, net	234,199	171,612
FCC licenses	342,000	342,000
Goodwill	181,981	243,388
Debt issuance costs, net	12,410	14,009
Intangible and other long-term assets, net	3,838	3,992

Total assets	$1,097,789	$1,216,478

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$13,100	$18,039
Accrued compensation and related benefits	3,047	4,246
Accrued interest payable	13,585	5,333
Other accrued liabilities	6,332	3,528

Total current liabilities	36,064	31,146
Other liabilities	7,231	4,787
Convertible senior secured notes	412,499	403,759
Deferred tax liability	102,964	102,964

Total liabilities	558,758	542,656
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 400,000 shares authorized, 146,061 and 144,971 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	146	145
Additional paid-in capital	784,363	776,077
Accumulated deficit	(245,478)	(102,400)

Total stockholders' equity	539,031	673,822

Total liabilities and stockholders' equity	$1,097,789	$1,216,478

See accompanying notes.

FIBERTOWER CORPORATION
Condensed Consolidated Statements of Operations
(unaudited)
(All amounts are in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service revenues	$7,264	$4,038	$18,875	$9,654
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	13,717	10,060	39,192	25,029
Cost of service revenues—Impairment of long-lived assets and other charges	4,501	—	4,501	—
Sales and marketing	2,219	1,724	6,154	4,203
General and administrative	5,595	5,239	18,461	9,449
Depreciation and amortization	4,987	2,085	13,362	4,403
Impairment of goodwill	61,407	—	61,407	—

Total operating expenses	92,426	19,108	143,077	43,084

Loss from operations	(85,162)	(15,070)	(124,202)	(33,430)

Other income (expense):
Interest income	4,707	658	14,756	2,628
Interest expense	(10,118)	(54)	(33,912)	(152)
Miscellaneous income (expense), net	(66)	(3)	280	(3)

Total other income (expense), net	(5,477)	601	(18,876)	2,473

Net loss	$(90,639)	$(14,469)	$(143,078)	$(30,957)

Basic and diluted net loss per share	$(0.63)	$(0.27)	$(1.00)	$(1.45)

Weighted average number of shares used in per share amounts:
Basic and diluted	143,266	52,754	142,802	21,330

See accompanying notes.

FIBERTOWER CORPORATION
Condensed Consolidated Statements of Cash Flows
(unaudited)
(All amounts are in thousands)

	Nine Months Ended September 30,
	2007	2006
Operating activities
Net loss	$(143,078)	$(30,957)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,362	4,403
Decline in value of embedded derivative	(591)	—
Accretion of convertible notes	9,331	—
Accretion of investments in debt securities	(2,179)	—
Amortization of debt issuance costs	1,599	—
Stock-based compensation	6,336	3,748
Loss on disposal of equipment	399	102
Impairment charges on long-lived assets	4,257	—
Impairment of goodwill	61,407	—
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,797)	(2,244)
Prepaid expenses and other assets	470	(651)
Accounts payable	(4,939)	(8,963)
Accrued compensation and related benefits	(1,199)	764
Accrued interest payable	8,252	—
Other accrued liabilities	5,013	6,474

Net cash used in operating activities	(43,357)	(27,324)
Investing activities
Cash and cash equivalents acquired in merger	—	36,957
Purchases of short-term investments	(75,603)	—
Maturities of short-term investments	70,991	—
Restricted cash and investments	17,461	1,433
Purchase of property and equipment	(79,843)	(75,312)

Net cash used in investing activities	(66,994)	(36,922)
Financing activities
Proceeds from exercise of stock options	1,648	216
Repayment of notes receivable from stockholders	—	4,000

Cash provided by financing activities	1,648	4,216

Net decrease in cash and cash equivalents	(108,703)	(60,030)
Cash and cash equivalents at beginning of period	345,174	112,936

Cash and cash equivalents at end of period	$236,471	$52,906

Supplemental Disclosures
Cash paid for interest	$18,755	$69

Noncash investing and financing activities:
Fair value of First Avenue Networks' common stock at date of merger	$—	$520,160

Fair value of First Avenue Networks' common stock options and warrants assumed at date of merger	$—	$27,501

Accrual of merger-related costs	$—	$505

Conversion of convertible preferred stock to common stock	$—	$220,675

See accompanying notes.

FIBERTOWER CORPORATION

Notes to Condensed Consolidated Financial Statements

(All amounts are in thousands, except per sharedata)
(Unaudited)

Note 1—Organization and Business

        Organization and operations—FiberTower Corporation (formerly known as First Avenue Networks, Inc. ("First Avenue") and collectively with its subsidiaries, the "Company") was incorporated in 1993 in the State of Delaware to build and operate a shared high-capacity backhaul network for wireless operators and service providers in the United States.

        The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice and data traffic from a wireless carrier's mobile base station (cell site) to its mobile switching station, where the traffic is then switched onto the fixed telecommunications network. The Company utilizes wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. The Company's services allow wireless carriers to optimize their networks enabling significant improvements in their availability, reliability, scalability and cost, while providing a long-term solution for the increasing demand for backhaul capacity. As of September 30, 2007, the Company had master service agreements with six of the eight largest U.S. wireless carriers. Through these and other customer agreements, the Company provides services to 1,991 billing sites in 13 markets throughout the U. S. as of September 30, 2007.

        The Company has incurred losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $245,478 and $102,400 as of September 30, 2007 and December 31, 2006, respectively. Through September 30, 2007, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenue could have a material adverse effect on the Company's results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

        Merger transaction—On August 29, 2006, FiberTower Network Services Corp. (formerly known as "FiberTower Corporation" and referred to hereinafter as "Old FiberTower") and First Avenue completed a merger pursuant to a merger agreement (the "Merger Agreement") dated May 14, 2006. Under the terms of the Merger Agreement, all of the outstanding shares of Old FiberTower's Series A Convertible Preferred Stock ("Series A") were converted to shares of Old FiberTower's common stock immediately prior to the completion of the merger. Accordingly, First Avenue issued 73,885,330 shares of common stock in exchange for all of the issued and outstanding common shares of Old FiberTower. In addition, First Avenue issued options for 4,206,682 shares of its common stock in exchange for all of the outstanding stock options of Old FiberTower. However, since this transaction has been accounted for as a reverse acquisition of First Avenue by Old FiberTower, the financial statements reflect the transaction as if Old FiberTower had issued consideration to First Avenue shareholders.

        Immediately following the completion of the merger, the stockholders and option holders of Old FiberTower owned approximately 51%, on a fully diluted basis, of the outstanding shares of First Avenue. In addition, under the terms of the Merger Agreement, the Chief Executive Officer ("CEO") of First Avenue became the CEO of the combined company. Old FiberTower designated five members and First Avenue designated three members to the Board of Directors of the combined company. Each standing committee of the Board of Directors consists of one member designated by First Avenue and one or two members designated by Old FiberTower. First Avenue was renamed "FiberTower Corporation" following the completion of the merger.

        The merger of First Avenue and Old FiberTower has been accounted for as a reverse acquisition of First Avenue by Old FiberTower under the purchase method of accounting because Old FiberTower's stockholders owned a majority of the shares, on a fully diluted basis, of the combined company following the merger.

        In order to effect the merger described above, each share of Old FiberTower common stock was exchanged for .3040542 shares of the Company's common stock. Accordingly, the number of common and preferred shares, par values and per share information included herein has been retroactively restated to give effect to the merger.

        The accompanying condensed consolidated financial statements reflect the operating results of Old FiberTower on a historical basis and the Company's operating results subsequent to the effective date of the merger, August 29, 2006. See Note 3 for additional information.

Note 2—Summary of Significant Accounting Policies

        Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

        Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the 2007 presentation.

        The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

        For further information, refer to the consolidated financial statements and footnotes thereto included in FiberTower's Annual Report on Form 10-K for the year ended December 31, 2006.

        There have been no significant changes in our significant accounting policies as of September 30, 2007 as compared to the significant accounting policies described in FiberTower's Annual Report on Form 10-K for the year ended December 31, 2006, except for the adoption of Financial Accounting Standards Board ("FASB") Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement 109. FIN 48 prescribes a two-step process for the financial statement measurement and recognition of a tax position taken or expected to be taken in an income tax return. The first step involves the determination of whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. The second step requires that any tax position that meets the more-likely-than-not recognition threshold be measured and recognized in the financial statements at the largest amount of benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement. Issued in June 2006, FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. The Company adopted the provisions of FIN 48 on January 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows of the Company.

        Recent accounting pronouncements—In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value ("fair value option") and to report in earnings unrealized gains and losses on those items for which the fair value option has been elected. SFAS No. 159 also requires entities to present the fair values of these assets and liabilities on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity's fiscal year commencing after November 15, 2007. The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial statements.

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

        The purchase consideration was allocated to the assets acquired and liabilities assumed based on management's analysis and estimates of their fair values, which were based partially on a valuation prepared by a third party with respect to certain of First Avenue's tangible and intangible assets. The purchase consideration was allocated as follows:

Amount
Cash and cash equivalents	$38,650
Certificates of deposit	20,327
Property and equipment	7,710
FCC licenses	342,000
Goodwill	243,388
Customer relationship intangible	3,000
Deferred tax liability	(102,964)
Other assets and liabilities, net	(2,468)

Total	$549,643

        During the three months ended September 30, 2007, the Company recorded a goodwill impairment charge of $61.4 million. See Note 6 for additional information.

        As part of the merger between Old FiberTower and First Avenue, FiberTower incurred severance and relocation expenses of $65. These activities were part of a merger-related plan contemplated prior to closing, and have been incorporated into the purchase price pursuant to the guidance in EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

        Old FiberTower merged with First Avenue in order to gain access to First Avenue's Federal Communications Commission, or FCC, area-wide licenses. These licenses allow the Company to access lower cost technologies that will allow the Company to more effectively serve its customer base. We believe that the First Avenue assets combined with Old FiberTower's existing network will enable the Company to (i) increase customer penetration among the top wireless companies, (ii) lower operational risk associated with building networks, (iii) effectively deploy capital, and (iv) gain improved access to capital.

        Pro Forma Financial Information—The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2006 assume that the merger was completed as of January 1, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Service revenues	$4,336	$10,834
Operating loss	$(29,537)	$(58,539)
Net loss	$(28,514)	$(54,236)
Basic and diluted loss per share	$(0.20)	$(0.38)
Weighted average shares outstanding	141,123	140,947

        This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the merger occurred at the beginning of the period presented.

Note 4—Property and Equipment

        Property and equipment consisted of the following:

	September 30, 2007	December 31, 2006
Network equipment	$176,414	$120,500
Internal-use computer software	2,534	2,096
Office equipment and other	2,954	2,832

	181,902	125,428
Less: accumulated depreciation and amortization	26,934	14,200

Property and equipment in-service, net	154,968	111,228
Construction-in-progress	79,231	60,384

Property and equipment, net	$234,199	$171,612

        As of September 30, 2007 and December 31, 2006, network equipment included capitalized internal labor costs of $15.8 million and $11.4 million, respectively. As of September 30, 2007, network equipment and construction-in-progress included capitalized interest totaling $4.0 million, which includes $2.0 million in interest capitalized in the three months ended September 30, 2007. No interest was capitalized for the three and nine months ended September 30, 2006 as interest costs subject to capitalization were immaterial in 2006. Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

        During the quarter ended September 30, 2007, the Company suspended development activities in the Carolina's market where the Company had not yet generated billing customers, resulting in a reduction to the net carrying value of construction-in-progress by an impairment charge of $4.3 million. See Note 5 for additional information.

Note 5—Impairment of Long-Lived Assets and Other Charges

        During the quarter ended September 30, 2007, the Company suspended development activities in the Carolina's market where the Company had not yet generated billing customers. Third party project management fees and construction costs, capitalized as construction-in-progress, had an aggregate net carrying value of $4.3 million at September 30, 2007 and had no alternative use or salvage value. Therefore, in accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), the Company considered these long-lived assets to be impaired as of September 30, 2007. The resultant long-lived asset impairment charge of $4.3 million is included in cost of service revenues for the quarter ended September 30, 2007.

        In connection with the suspension of development activities in this market, the Company paid contract termination costs and one-time termination benefits totaling $0.2 million. These were accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit and Disposal Activities and have been included in cost of service revenues for the quarter ended September 30, 2007.

Note 6—Impairment of Goodwill

        Prior to September 30, 2007, the carrying value of the Company's goodwill of $243.4 million related to the merger of First Avenue and Old FiberTower and was determined by purchase price allocation. This allocation was based on management's analysis and estimates of the fair values of First Avenue's tangible and intangible assets acquired and liabilities assumed. See Note 3 for additional information. As a result of a decline in the Company's market capitalization below the carrying value of its equity during the quarter ended September 30, 2007, the Company believed an indicator of impairment existed and, accordingly, performed an interim review of the value of its goodwill.

        In the quarter ended September 30, 2007, the Company concluded that the carrying value of goodwill was impaired and recorded an impairment charge of $61.4 million. In performing its evaluation, the Company compared the fair value of the Company's single reporting unit to its carrying value. As part of this analysis, the Company was assisted by an independent valuation firm to aid in the evaluation of the fair market value of its assets and liabilities. The Company estimated the fair value of the reporting unit using both observed market equity values based on FiberTower Corporation's publicly-traded stock price and the income approach, which requires estimates of future operating results and cash flows discounted using an appropriate discount rate. As a result of this test, the Company concluded that the carrying amount of its reporting unit exceeded its fair value. The Company's estimates resulted from an updated long-term financial outlook developed as part of its strategic planning cycle conducted annually during its third quarter.

        Based on the results of its impairment evaluation, the Company concluded that the fair value of goodwill was $182.0 million at September 30, 2007, requiring a goodwill impairment charge of $61.4 million which has been recorded during the third quarter of 2007, and is included in operating expenses on the condensed consolidated statements of operations. Further declines in market equity values based on FiberTower Corporation's publicly-traded stock price could result in additional material impairment charges during the fourth quarter of 2007 when the Company performs its annual impairment test of goodwill and other indefinite-lived intangible assets.

Note 7—Convertible Senior Secured Notes

        On November 9, 2006, the Company completed the sale of $402,500 of 9.00% Convertible Senior Secured Notes ("Notes") that mature on November 15, 2012. The Notes were sold to the initial purchasers in a private placement exempt from the registration requirements of the Securities Act of

1933, as amended. The Notes are fully guaranteed, jointly and severally ("Guarantees"), by the Company and each of its subsidiaries ("Guarantors").

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

        If not redeemed or converted prior to maturity, the Company will be required to repay the Notes for 125.411% of their initial principal amount, or $504,779. The Company is accreting the principal premium ratably over the six-year period until the Notes mature and is recognizing such accretion as additional interest expense. The effect of this accretion is to increase the effective yield to the holders to 12% per annum based on the par value of the Notes.

        The Notes and Guarantees are secured by a first priority pledge of substantially all of the assets of the Company and its subsidiaries and by a first priority pledge of the stock of all of its subsidiaries, subject, in each case, to a prior lien to secure a working capital facility, if any, of up to $50.0 million. The Notes rank senior to all of the Company's and the Guarantors' existing and future subordinated indebtedness.

        The Notes are not redeemable by the Company before November 15, 2010. If the Company's common stock exceeds specified trading values, the Company may redeem any of the Notes, in whole or in part at any time on or after November 15, 2010 at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest and liquidated damages, if any.

        The Notes may be converted into the Company's common shares at an effective conversion price of approximately $8.29 per share which is subject to adjustment under certain circumstances. Holders who convert their Notes prior to November 15, 2009 or convert their Notes prior to November 15, 2010 in connection with certain designated events related to consolidations and mergers, will receive a make-whole premium.

        The Notes contain certain anti-dilution provisions that will cause the conversion price of the Notes to be reduced (i) upon the Company issuing or selling common stock or other securities convertible into common stock with aggregate proceeds of $25.0 million or more prior to November 15, 2008; and (ii) if the Company has not consummated common stock issuances or sales for aggregate proceeds of at least $50.0 million by November 15, 2008.

        A majority of the Company's shareholders executed written consents approving the issuance of shares of common stock in connection with the possible conversion of the convertible notes. The number of common shares that could be issued would increase if the anti-dilution provisions of the Notes are triggered before conversion. This increase is capped at a 33% increase in the total number of shares.

        The Notes contain covenants, including, but not limited to, restrictions on the Company's future indebtedness and the payment of dividends. As of September 30, 2007, the Company is in compliance with all of the covenants.

        If certain designated events occur prior to maturity, the holders may require the Company to repurchase all or part of their Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest and liquidated damages, if any.

        The Company and the Guarantors filed a shelf registration statement with the Securities and Exchange Commission ("SEC"), covering the resale of the Notes, Guarantees and the shares of common stock issuable upon conversion of the Notes, that was declared effective on April 26, 2007. The Company and the Guarantors will be required to pay liquidated damages if they fail to keep the shelf registration statement effective during specified time periods.

        The Company concluded that the embedded feature related to the make-whole premium, designated event make-whole premium and holder put option upon the occurrence of certain designated events, qualify as derivatives and should be bundled as a compound embedded derivative ("Derivative") under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

        The fair value of the Derivative as of September 30, 2007 was $43. The change in fair value of the Derivative for the three and nine months ended September 30, 2007 totaled $52 and $591, respectively, and has been recorded as miscellaneous income, net in the condensed consolidated statements of operations.

        The Company monitors the fair value of the Derivative each reporting period and records changes in fair value through charges to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes on the balance sheet. The value of the Derivative fluctuates based on changes in several factors including the trading price of the Company's common stock, passage of time and other events described in the Notes. These value changes could be significant.

        The proceeds from issuance of the Notes were allocated between the Notes and make-whole premium Derivative as follows:

	November 9, 2006	December 31, 2006	September 30, 2007
Convertible senior secured notes	$401,383	$401,383	$401,383
Accretion	—	1,742	11,073
Derivative	1,117	634	43

Total balance of Notes	$402,500	$403,759	$412,499

        The aggregate fair value of the Notes, which was determined based on quoted market values, is approximately $425,141 as of September 30, 2007, as compared to the aggregate carrying value of the Notes at such date of $412,499. Debt issuance costs incurred in connection with the sale of the Notes totaled $14,309 and are being amortized as additional interest expense over the six-year term of the Notes using the effective interest method. Accumulated amortization totaled $1,899 at September 30, 2007 and $300 at December 31, 2006.

Note 8—Stockholders' Equity and Stock-Based Compensation

        Old FiberTower Stock Plan—In May 2001, Old FiberTower adopted a stock option plan (the "Old FiberTower Stock Plan") pursuant to which the Board of Directors was authorized to grant options to purchase common stock, or issue shares of common stock, to employees, officers, directors, advisors or consultants of Old FiberTower. Incentive stock options ("ISOs") and nonqualified stock options ("NSOs") were granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. All options issued under the Old FiberTower Stock Plan have a ten-year term, become fully exercisable upon vesting, and generally vest over one to four years.

        FiberTower Corporation Stock Incentive Plan (formerly First Avenue Stock Incentive Plan)—As a result of the merger discussed in Notes 1 and 3, Old FiberTower, as the acquirer of First Avenue, assumed options for the purchase of 4.2 million common shares that had been granted by First Avenue under its Stock Incentive Plan (the "Stock Incentive Plan") prior to the merger.

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

        On August 29, 2007, pursuant to the terms of the Stock Incentive Plan that allow for an annual increase in the aggregate authorized shares available for grant, an additional 2.2 million shares became available under the Stock Incentive Plan, for a total number of shares reserved for issuance under the Stock Incentive Plan of 25.5 million shares.

        Unless otherwise stipulated by the Board of Directors, Restricted Stock Awards to employees under the Stock Incentive Plan vest over a four-year period from the grant date. During 2006, Restricted Stock Awards to certain directors vested immediately while other Restricted Stock Awards vested over periods of less than four years, as stipulated in the respective award agreements. Prior to vesting, the Restricted Stock Awards have voting rights and are entitled to dividends. Therefore, such shares are considered outstanding for financial reporting purposes, but are included in the net loss per share computations only to the extent vested.

        As of September 30, 2007, the number of shares issuable under outstanding stock options was 7.5 million. The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $0.6 million and $3.8 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

        The Company determines the fair value of each stock option at the grant date using the Black-Scholes-Merton option valuation model. Generally, the Company's stock options vest ratably over a four-year period from date of grant and have contractual terms ranging from 5 to 10 years. Expected volatilities are calculated based on the historical volatilities of similar public companies in the telecommunications industry. The expected term of options granted is based on an average of the vesting term and the contractual life of the option, which represents management's estimate of the period that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company determines the fair value of each restricted common stock award based on the fair value of the Company's common stock at the date of award.

        The Company uses the straight-line method for share-based payment expense recognition, estimates forfeitures and only recognizes share-based payment expense for those awards expected to vest. The Company's estimated forfeiture rate is based on its historical forfeiture experience.

        The fair value of the options granted was determined using a Black-Scholes-Merton option pricing model and the assumptions set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Expected life of options	3.75 years	3.75—3.90 years	3.75 years	3.75—6.25 years
Volatility	70%	70%	70%	70%
Risk-free interest rate	4.64%	4.77%	4.52%—4.78%	4.77%—5.03%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

        The weighted-average grant-date fair value of stock options granted during the three months and nine months ended September 30, 2007 was $2.53 per share and $2.68 per share, respectively.

        As of September 30, 2007, there was $8.4 million of unrecognized compensation cost related to stock options. This cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

        In connection with the merger of First Avenue with Old FiberTower, the Company agreed to provide certain severance benefits, including cash compensation and the acceleration of vesting of 50% of the then outstanding stock options, to any of Old FiberTower's officers who are actually or constructively terminated within 12 months of the merger. During the three and nine months ended September 30, 2007, one executive of Old FiberTower terminated employment and options for 31,068 shares were accelerated under this agreement.

        Certain of the Company's key employees' stock option and restricted share agreements provide that, upon a change in control of the Company, 100% of the stock options and restricted shares granted to such employees will be fully vested.

        During the nine months ended September 30, 2007, the Company issued restricted stock under the Stock Incentive Plan to its employees and directors. Generally, the shares awarded to employees vest over a four-year period from grant date. Annual awards of restricted shares issued to non-employee directors in the first quarter of 2007, vested on the day immediately following the grant date. Prior to vesting, the restricted stock have voting rights and are entitled to dividends. Such shares are considered outstanding on the condensed consolidated balance sheet but are included in the net loss per share computations only to the extent vested. As of September 30, 2007, the number of restricted stock award shares outstanding was 2.4 million.

        As of September 30, 2007, there was approximately $13.4 million of unrecognized compensation cost related to the restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.50 years.

        The employee and non-employee stock-based compensation expense was recorded in the condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of service revenues	$576	$240	$1,698	$622
Sales and marketing	408	196	1,302	230
General and administrative	1,018	2,164	3,336	2,896

Total	$2,002	$2,600	$6,336	$3,748

        Warrants—FiberTower assumed warrants in connection with its merger with First Avenue. As of September 30, 2007, there were 2,879,555 warrants outstanding at exercise prices ranging from $1.84 to $7.25 per share. Such warrants expire between January 28, 2009 and December 14, 2014.

Common Stock Reserved for Future Issuance

        Shares of common stock reserved for future issuance were as follows as of September 30, 2007:

Convertible senior secured notes	60,148,241
Warrants	2,879,555
Stock options and restricted shares	23,805,268

Total shares reserved	86,833,064

Note 9—Net Loss Per Share

        Basic and diluted net loss per share for the three and nine months ended September 30, 2007 and 2006 has been calculated by dividing net loss by the weighted average number of the Company's common shares outstanding, less issued common shares subject to repurchase or forfeiture, and excludes any dilutive effects of stock options, warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share in each period presented because the Company had net losses in each of these periods and inclusion of potentially issuable shares would be anti-dilutive.

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator for basic and diluted net loss per share:
Net loss for period	$(90,639)	$(14,469)	$(143,078)	$(30,957)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	146,041	53,928	145,766	21,817
Weighted average common shares outstanding subject to repurchase	(2,775)	(1,174)	(2,964)	(487)

Denominator for basic and diluted net loss per share	143,266	52,754	142,802	21,330

        As of September 30, 2007, the Company had options outstanding to purchase 7.5 million shares, of which 4.6 million shares were exercisable. In addition, at September 30, 2007, there are a total of 2.4 million unvested restricted shares. There are also warrants outstanding at September 30, 2007, to acquire 2.9 million common shares. The Company's Convertible Senior Secured Notes became convertible on February 15, 2007. As of September 30, 2007, 48.6 million shares were potentially issuable if all currently outstanding Notes were converted and 11.6 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Notes. These potentially issuable shares would further dilute investors when the options and warrants are exercised, the restricted share awards vest and the Notes are converted into common shares.

Note 10—Related Party Transactions

        During the nine months ended September 30, 2007 and 2006, the Company leased colocation space from certain stockholders that (i) own greater than 10% of the Company's outstanding equity securities and/or (ii) have representatives who serve on the Company's Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such periods. The aggregate operating expenses included in the accompanying condensed statements of operations for the nine months ended September 30, 2007 and 2006, pertaining to these lease and service arrangements were approximately $1.5 million and $1.4 million, respectively.

        Representatives from three entities holding approximately 32% of the outstanding common stock serve on the Company's Board of Directors. A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 15% of the Company's outstanding common stock regarding its investments, including its holdings in the Company. The executive chairman of the Company's Board of Directors, serves as a director of Tessco Technologies

Incorporated. Tessco supplies the Company with various materials which are used in the business operations. During the nine months ended September 30, 2007, the Company paid Tessco approximately $0.7 million.

Note 11—Guarantees and Other Contingencies

        Regulatory Matters—The Company is subject to certain claims and assessments and makes routine filings with the FCC. Management believes that resolution of any such claims or matters arising from such filings, if any, will not have a material adverse impact on the Company's consolidated financial position.

        License Renewal—Like other FCC licenses, the licenses which the Company holds were granted for an initial ten-year term and have renewal dates ranging from 2007 to 2011. To obtain renewal of a license, the licensee must demonstrate that it has provided "substantial service" during its license term. What level of service is considered "substantial" will vary depending upon the type of offering by the licensee. The FCC has provided specific guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed market area. Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service with respect to a license for which renewal is sought, the renewal will not be granted and the license will be canceled. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 and 39 GHz licenses. Since we are required to demonstrate substantial service at the time the licenses are renewed, the FCC could choose to revoke licenses that do not meet the substantial service safe harbor. However, the Company has been meeting regularly with the FCC presenting data on the Company's significant network investment and expanding geographic coverage to make the spectrum bands viable and able to provide substantial service in the long term. The Company continues to believe that it has met the substantial service requirements to justify renewing its licenses that are expiring in 2007.

        Other guarantees—From time to time, the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities and for other claims arising from the Company's use of the applicable premises; (ii) certain agreements with the Company's officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship; (iii) contracts under which the Company may be required to indemnify customers against third-party claims that a Company product or service infringes a patent, copyright or other intellectual property right; and (iv) procurement or license agreements under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company's acts or omissions with respect to the supplied products or technology.

        Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the Company's consolidated balance sheets.

        Legal proceedings—The Company is subject to certain legal proceedings and claims in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's financial position or results of operations.

        As of September 30, 2007, the Company had a dispute with a vendor concerning the amount owed to it for purchases of equipment. The Company believes that this dispute will be resolved in the near term without a material adverse effect on the Company's consolidated financial statements.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

        This report includes "forward-looking" information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission ("SEC") in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. We caution investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006 ("Risk Factors").

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

Executive Overview

        We provide backhaul services to wireless carriers. We began generating backhaul service revenue in 2003 by providing our services in Dallas, Texas. We have commercial relationships with six of the leading wireless carriers in the United States. As of September 30, 2007, we had 223 employees. We market our services solely in the United States through our direct sales force.

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

        As of September 30, 2007, we had deployed 2,655 sites, of which 1,991 had billing customers. A deployed site may not yet be billing for various reasons including:

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

        Our business plan depends on the fact that most, if not all, sites will generate revenue at some future date sufficient to fully recover our investment in property and equipment. If we are unable to generate sufficient revenues from these sites in the future, our business, financial condition and results of operations would be adversely affected. We have recognized relatively limited amounts of revenues to date, have generated operating and net losses and negative cash flows and expect to generate operating and net losses and negative cash flows for the foreseeable future. See "Liquidity and Capital Resources" below.

Service Revenues

        We generate revenue by charging a monthly recurring charge per circuit (a circuit is one T-1 line). The durations of our customer contracts are generally three or five years.

        We have derived more than 70% of our full-year historic revenues from two customers, AT&T Mobility (formerly Cingular Wireless) and Sprint Nextel. For the three and nine months ended September 30, 2007 and 2006, revenues from these two customers were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
AT&T Mobility	54%	63%	59%	72%
Sprint Nextel	21%	13%	17%	13%

        Accounts receivable from these two customers comprised the following percentages of our total accounts receivable balances at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
AT&T Mobility	58%	85%
Sprint Nextel	14%	10%

        The percentage of total accounts receivable represented by AT&T Mobility at September 30, 2007 was lower than at December 31, 2006, as the December 31, 2006 balance included receivables for early terminations which were settled in the first quarter of 2007.

Cost of Service Revenues and Operating Expenses

        Cost of service revenues are comprised primarily of engineering and maintenance personnel expenses, site lease expense for space leased at our sites, fiber service provider and fiber lease expenses, and costs associated with unsuccessful site acquisition. We expect cost of service revenues to increase significantly in future periods as we execute our business plan to grow our network operations into other geographic locations and as we record the continuing effects of Statement of Financial Accounting Standards No. 123(R) ("SFAS 123R"), which relates to accounting for share-based payments, for future grants.

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

        As a result of the impairment evaluation of goodwill performed during the third quarter of 2007, we recorded a goodwill impairment charge of $61.4 million during the third quarter of 2007. See Note 6 to the condensed consolidated financial statements for additional information regarding the impairment of goodwill.

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

        As a result of a decline in our market capitalization below the carrying value of our equity during the quarter ended September 30, 2007, we believed an indicator of impairment existed and, accordingly, performed an interim review of the value of our goodwill. The results of this interim review of the value of goodwill caused us to conclude that the carrying value of goodwill was impaired and to record an impairment charge of $61.4 million in the quarter ended September 30, 2007. In performing our evaluation, we compared the fair value of our single reporting unit to its carrying value. As part of this analysis, we were assisted by an independent valuation firm to aid in the evaluation of the fair market value of our assets and liabilities. We estimated the fair value of the reporting unit using both observed market equity values based on FiberTower Corporation's publicly-traded stock price and the income approach, which requires estimates of future operating results and cash flows discounted using an appropriate discount rate. As a result of this test, we concluded that the carrying amount of our reporting unit exceeded its fair value. Our estimates resulted from an updated long-term financial outlook developed as part of our strategic planning cycle conducted annually during our third quarter. Such estimates of future operating results for FiberTower Corporation are for an early stage business with limited financial history, as well as developing revenue models. These factors increase the risk of differences between projected and actual performance that could impact future estimates of our fair value.

        Based on the results of our impairment evaluation, we concluded that the fair value of goodwill was $182.0 million at September 30, 2007, requiring a goodwill impairment charge of $61.4 million which has been recorded during the third quarter of 2007, and is included in operating expenses on the condensed consolidated statements of operations. Further declines in market equity values based on FiberTower Corporation's publicly-traded stock price could result in additional material impairment charges during the fourth quarter of 2007 when we perform our annual impairment test of goodwill and other indefinite-lived intangible assets.

Results of Operations

        Presented below are selected statements of operations data for the three and nine months ended September 30, 2007 and 2006 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this document. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statement of Operations Data:
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service revenues	$7,264	$4,038	$18,875	$9,654
Cost of service revenues (excluding depreciation and amortization)	13,717	10,060	39,192	25,029
Cost of service revenues—impairment of long-lived assets and other charges	4,501	—	4,501	—
Sales and marketing	2,219	1,724	6,154	4,203
General and administrative	5,595	5,239	18,461	9,449
Depreciation and amortization	4,987	2,085	13,362	4,403
Impairment of goodwill	61,407	—	61,407	—
Other income (expense), net	(5,477)	601	(18,876)	2,473

Net loss	$(90,639)	$(14,469)	$(143,078)	$(30,957)

        The following table sets forth selected statement of operations data as a percentage of our service revenues for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Service revenues	100%	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	189%	249%	208%	259%
Cost of service revenues—impairment of long-lived assets and other charges	62%	0%	24%	0%
Sales and marketing	31%	43%	33%	44%
General and administrative	77%	130%	98%	98%
Depreciation and amortization	69%	52%	71%	46%
Impairment of goodwill	845%	0%	325%	0%
Other income (expense), net	(75)%	15%	(100)%	26%

Net loss	(1,248)%	(358)%	(758)%	(321)%

  Three months ended September 30, 2007 compared to three months ended September 30, 2006

        Comparisons of service revenues and operating expenses between the three months ended September 30, 2007 and September 30, 2006, are affected by the inclusion of the operating results of First Avenue in the three months ended September 30, 2007. For the three months ended September 30, 2006, the operating results of First Avenue are included only for the period following the August 29, 2006 merger.

        Service revenues for the three months ended September 30, 2007 increased 80% to $7.3 million from $4.0 million for the three months ended September 30, 2006. This increase was primarily driven by the addition of 887 new deployed sites and greater penetration in existing markets, leading to a 133% increase in the number of billing T-1 lines during the previous 12 months. This increase was partially offset by lower average selling prices reflecting a different customer and geographic mix and volume discount targets achieved by certain customers.

        Cost of service revenues (excluding depreciation and amortization) increased 36% to $13.7 million for the three months ended September 30, 2007, compared to $10.1 million for the three months ended September 30, 2006. This was primarily due to additional costs, including personnel costs, incurred to support the billing sites that were added to the network during the past year. Also, for the three months ended September 30, 2007, stock-based compensation expense recorded to cost of service revenues was $0.6 million compared to $0.2 million for the same period in 2006.

        During the quarter ended September 30, 2007, the Company suspended development activities in the Carolina's market where the Company had not yet generated billing customers. Third party project management fees and construction costs, capitalized as construction-in-progress, had an aggregate net carrying value of $4.3 million at September 30, 2007 and had no alternative use or salvage value. The resultant long-lived asset impairment charge of $4.3 million is included in cost of service revenues for the quarter ended September 30, 2007. In connection with the suspension of development activities in this market, the Company paid contract termination costs and one-time termination benefits totaling $0.2 million. These were also included in cost of service revenues for the quarter ended September 30, 2007. See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements for further information.

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

        Sales and marketing expenses increased 29% to $2.2 million for the three months ended September 30, 2007, compared to $1.7 million for the three months ended September 30, 2006. This was primarily due to costs associated with additional headcount and the effect of stock-based compensation expense, which contributed $0.4 million in expense for the three months ended September 30, 2007 as compared to $0.2 million in the same period of 2006.

        General and administrative expenses increased 7% to $5.6 million for the three months ended September 30, 2007, from $5.2 million for the three months ended September 30, 2006. This increase is primarily due to higher rent expense relating to the expansion of the corporate offices and the addition of regional offices. This was largely offset by stock-based compensation expense of $1.0 million for the three months ended September 30, 2007 as compared to $2.2 million in the same period of 2006. The three month period ended September 30, 2006 included stock-based compensation expense of $1.1 million related to common stock share grants awarded to three executives and one director that became effective upon the completion of the merger on August 29, 2006.

        Depreciation and amortization expense increased 139% to $5.0 million for the three months ended September 30, 2007 from $2.1 million for the three months ended September 30, 2006. This increase reflects $99.2 million in capital additions year over year driven by the addition of 887 new deployed sites during the past 12 months.

        As a result of the impairment evaluation of the fair value of the carrying amount of goodwill, we recorded a goodwill impairment charge of $61.4 million during the third quarter of 2007. See Note 6 to the condensed consolidated financial statements for additional information regarding the impairment of goodwill.

        Other income (expense), net includes interest income and interest expense. Interest income increased 615% to $4.7 million for the three months ended September 30, 2007, from $0.7 million for the three months ended September 30, 2006. The increase was due to increased interest income resulting from the investment of cash proceeds from the $402.5 million of gross proceeds from the convertible notes issued in November 2006. Other income also includes the $0.1 million change in the fair value of the embedded derivative associated with the Notes.

        Interest expense increased to $10.1 million for the three months ended September 30, 2007, from $0.1 million for the three months ended September 30, 2006. The increase was primarily due to interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible notes issued in November 2006.

  Nine months ended September 30, 2007 compared to nine months ended September 30, 2006

        Comparisons of service revenues and operating expenses between the nine months ended September 30, 2007 and 2006, are affected by the inclusion of the operating results of First Avenue in the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the operating results of First Avenue are included only for the period following the August 29, 2006 merger.

        Service revenues for the nine months ended September 30, 2007 increased 96% to $18.9 million from $9.7 million for the nine months ended September 30, 2006. This increase was primarily driven by the addition of 887 new deployed sites and greater penetration in existing markets, leading to a 133% increase in the number of billing T-1 lines during the previous 12 months. This increase was partially offset by lower average selling prices reflecting a different customer and geographic mix and volume discount targets achieved by certain customers.

        Cost of service revenues (excluding depreciation and amortization) increased 57% to $39.2 million for the nine months ended September 30, 2007, compared to $25.0 million for the nine months ended September 30, 2006. This was primarily due to additional costs, including personnel costs, incurred to support the billing sites that were added to the network during the past year. Also, for the nine months ended September 30, 2007, stock-based compensation expense recorded to cost of service revenues was $1.7 million compared to $0.6 million for the same period of 2006.

        During the nine months ended September 30, 2007, the Company suspended development activities in the Carolina's market where the Company had not yet generated billing customers. Third party project management fees and construction costs, capitalized as construction-in-progress, had an aggregate net carrying value of $4.3 million at September 30, 2007 and had no alternative use or salvage value. The resultant long-lived asset impairment charge of $4.3 million is included in cost of service revenues for the nine months ended September 30, 2007. In connection with the suspension of development activities in this market, the Company paid contract termination costs and one-time termination benefits totaling $0.2 million. These were also included in cost of service revenues for the nine months ended September 30, 2007. See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements for further information.

        Sales and marketing expenses increased 46% to $6.2 million for the nine months ended September 30, 2007, compared to $4.2 million for the nine months ended September 30, 2006. This was primarily due to the effect of stock-based compensation expense, which contributed $1.3 million in expense for the nine months ended September 30, 2007 as compared to $0.2 million in the same period of 2006 and costs associated with additional headcount.

        General and administrative expenses increased 95% to $18.5 million for the nine months ended September 30, 2007, from $9.4 million for the nine months ended September 30, 2006. This increase is primarily due to higher professional and consulting fees relating to public company-related costs, increases in personnel costs reflecting an increase in headcount, and higher rent expense relating to the expansion of the corporate offices and the addition of regional offices. Stock-based compensation contributed $3.3 million in expense for the nine months ended September 30, 2007 as compared to $2.9 million in the same period of 2006.

        Depreciation and amortization expense increased 203% to $13.4 million for the nine months ended September 30, 2007 from $4.4 million for the nine months ended September 30, 2006. This increase reflects $99.2 million in capital additions year over year driven by the addition of 887 new deployed sites during the past 12 months.

        As a result of the impairment evaluation of the fair value of the carrying amount of goodwill, we recorded a goodwill impairment charge of $61.4 million during the third quarter of 2007. See Note 6 to the condensed consolidated financial statements for additional information regarding the impairment of goodwill.

        Other income (expense), net includes interest income and interest expense. Interest income increased 461% to $14.8 million for the nine months ended September 30, 2007, from $2.6 million for the nine months ended September 30, 2006. The increase was due to increased interest income resulting from the investment of cash proceeds from the $402.5 million of gross proceeds from the convertible notes issued in November 2006. Other income also includes the $0.6 million change in the fair value of the embedded derivative associated with the Notes.

        Interest expense increased to $33.9 million for the nine months ended September 30, 2007, from $0.2 million for the nine months ended September 30, 2006. The increase was primarily due to interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible notes issued in November 2006.

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

        On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes due on November 15, 2012 ("Notes"). The Notes were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries ("Guarantees"). See Note 7 to the condensed consolidated financial statements for additional information regarding these Notes. We anticipate that we will use approximately $100 million of cash for capital expenditures during 2007 to expand our network.

        Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We had unrestricted cash and cash equivalents, certificates of deposits and short term investments of $261.6 million at September 30, 2007. We believe this gives us sufficient liquidity to continue operations at least through December 31, 2008.

        We also require cash to service the interest on the Notes described above. Upon closing the sale of the Notes to the initial purchasers, we deposited into an escrow account $68.5 million of the net proceeds from the Notes offering, which, together with the proceeds from the investment thereof, will be sufficient to make the first four semi-annual interest payments on the Notes. Thereafter, we have the option to pay interest on any or all of the next four semi-annual interest payment dates in additional notes. On May 15, 2007, we made our first interest payment of $18.7 million. Our ability to pay our expenses and make payments due on the Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control.

        We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level commensurate with the business needs at that time. We intend to obtain financing through the issuance of additional equity or debt securities, or both. There can be no assurance that this additional financing will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets or incur additional debt, or we may need to refinance all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

Cash Flow Analysis

        Our principal liquidity requirements are primarily for working capital purposes and the expansion of our network through our investment in network equipment and site acquisition and construction costs.

Operating Activities

        Net cash used in operating activities increased by $16.0 million to $43.4 million compared to cash used in operating activities of $27.3 million for the nine months ended September 30, 2006. The negative cash flow from operations in the nine months ended September 30, 2007 was primarily caused by a net loss of $143.1 million, a decrease of $4.9 million in accounts payable due to the payment of vendors, partially offset by an increase of $8.3 million in accrued interest payable related to our notes and non-cash charges of $93.9 million. The non-cash charges consist primarily of $13.4 million of depreciation and amortization, $9.3 million in accretion of convertible notes, $6.3 million of stock-based compensation, $61.4 million due to the impairment of goodwill and $4.3 million due to impairment charges associated with the suspension of development activities in the Carolina's market which had not yet generated billing customers.

Investing Activities

        Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.

        As of September 30, 2007, we provided services to 1,991 billing sites in 13 markets throughout the United States. In addition, we are actively investing in a new market where we do not yet have billing customers.

        In the nine months ended September 30, 2007, we spent $79.8 million in capital expenditures as compared to $75.3 million in the first nine months of 2006. We anticipate that we will use approximately $100 million of cash for capital expenditures during 2007 to expand our network. Our restricted cash and investments were reduced by $17.5 million reflecting our first interest payment in May 2007 of $18.7 million on the convertible notes, not all of which was paid out of restricted cash. During the first nine months of 2007, we invested $4.6 million in net short-term investments. No such amounts were invested in the first nine months of 2006.

        In the nine months ended September 30, 2006, in connection with the Merger, we received $37.0 million of cash and cash equivalents.

Financing Activities

        Net cash of $1.6 million was provided by the exercise of stock options during the nine months ended September 30, 2007, as compared to $0.2 million for the same period of 2006. In connection with the Merger, in August 2006, $4.0 million of notes receivable from stockholders were repaid.

Debt Obligations and Restricted Cash and Investments

        On November 9, 2006, we completed the sale of the Notes and Guarantees, which provided $388.2 million in net proceeds. See Note 7 to the condensed consolidated financial statements for additional information regarding the Notes and Guarantees.

        At September 30, 2007, we had unrestricted cash and cash equivalents of $261.6 million that were held in bank accounts, money market mutual funds, short-term obligations and commercial paper issued by major U.S. and foreign corporations and financial institutions.

        In addition, at September 30, 2007, we had total restricted cash and investments of $55.0 million, comprised of $53.1 million of principal and interest invested in restricted U.S. Treasury securities under the terms of the Notes noted above. At September 30, 2007, we had an additional $1.9 million of restricted cash and cash equivalents. In relation to a service supplier agreement, we maintain a restricted cash-equivalent balance with a financial institution of $1.1 million at September 30, 2007. We also maintain five letters of credit with two financial institutions in connection with other obligations. Four of these letters of credit, which expire between October 17, 2007 and August 19, 2008, totaled $0.7 million at September 30, 2007 and were collateralized by cash equivalents of $0.7 million at that date. The fifth letter of credit expires in June 2011 and totaled $0.1 million at September 30, 2007.

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

        Our critical accounting policies include revenue and expense recognition, useful life assignments and impairment evaluations associated with long lived assets, including intangible assets, FCC licenses, goodwill, asset retirement obligations, deferred taxes, leases and stock-based compensation, which are discussed in detail under the caption "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no significant changes in our critical accounting policies or estimates since December 31, 2006.

Related Party Transactions

        See Note 10, Related Party Transactions, in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We believe that there have been no significant changes in our market risk exposures for the nine months ended September 30, 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of Disclosure Controls and Procedures

        As of September 30, 2007, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation described above, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2007.

  (b)
  Change in Internal Controls

        Management believes the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2006 was primarily the result of several significant, complex transactions we experienced in 2006, including the Merger of Old FiberTower with First Avenue Networks, Inc. and the convertible senior secured notes offering, as well as significant turnover of our financial accounting and reporting staff. During the nine months ended September 30, 2007, we have begun planning and implementing changes to our processes to improve our internal control over financial reporting. The following are among the steps we have taken, or intend to take, to remediate the previously reported material weakness:

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

  •
  We hired a Fixed Asset Manager in the third quarter of 2007 with strong technical skills who has overall responsibility for the accounting for fixed assets.

  •
  We intend to hire an SEC reporting expert to manage the assimilation of financial transactions and preparation of reports that comply with relevant rules and regulations for timely review and approval of management, submission to the external auditors and ultimate filing with the SEC. This function will also evaluate the impact of non-routine and non-systematic transactions for proper treatment under U.S. GAAP accounting. We engaged a reputable firm to provide these resources and expertise until this hire is consummated.

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

        During the quarter ended September 30, 2007, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        The Company is subject to certain legal proceedings and claims in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's financial position or results of operations.

Item 1A.    Risk Factors

        There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006, as amended, except as described below:

        Our reported financial results could suffer if there is an additional impairment of goodwill or other intangible assets with indefinite lives.

        We are required to annually test, and review on an interim basis, our goodwill and intangible assets with indefinite lives, including the goodwill related to the merger of First Avenue and Old FiberTower and any future acquisitions, to determine if impairment has occurred. If such assets are deemed impaired, an impairment loss equal to the amount by which the carrying amount exceeds fair value of the assets would be recognized. This would result in incremental expenses for the quarter which would reduce any earnings or increase any loss for the period in which the impairment was deemed to have occurred. For example, such impairment could occur if the market value of our common stock falls below certain levels for a sustained period or if we fail to grow at expected rates or decline. In the third quarter of 2007, this impairment evaluation resulted in a reduction of $61.4 million to the carrying value of goodwill on our balance sheet with a corresponding charge increasing our operating expenses, primarily due to the decline in the Company's market capitalization that occurred since the merger of First Avenue and Old FiberTower and, to a lesser extent, a decrease in the forecasted future cash flows used in the income approach. Further declines in our stock price in the future as well as any marked decline in our level of revenues or gross margins increase the risk that goodwill and intangible assets may become impaired in future periods. We cannot accurately predict the amount and timing of any impairment of assets.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program(2)	Maximum value of shares that may yet be purchased under the program(2)
July 1 to July 31, 2007	—	—	—	—
August 1 to August 31, 2007	9,618	$3.71	—	—
September 1 to September 30, 2007	—	—	—	—

Total	9,618	$3.71	—	—

(1)
Shares shown were withheld to satisfy tax obligations arising upon the vesting of restricted stock. In April 2007, our Board of Directors authorized the repurchase of common stock at current market prices, limited to amounts necessary to fund income tax withholding obligations of employees with respect to such vesting.

(2)
We do not have a securities repurchase program.

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

FIBERTOWER CORPORATION
November 14, 2007 Date	By:	/s/ MICHAEL K. GALLAGHER Michael K. Gallagher President, Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Name	Title	Date

/s/ MICHAEL K. GALLAGHER Michael K. Gallagher	President, Chief Executive Officer and Director (Principal Executive Officer)	November 14, 2007
/s/ THOMAS A. SCOTT Thomas A. Scott	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 14, 2007

EXHIBIT INDEX

Exhibit No.	Title
31.1	Certification of Michael K. Gallagher under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Michael K. Gallagher under Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.

QuickLinks

FIBERTOWER CORPORATION INDEX
  ITEM 1. FINANCIAL STATEMENTS
FIBERTOWER CORPORATION Condensed Consolidated Balance Sheets (unaudited) (All amounts are in thousands, except par value)
FIBERTOWER CORPORATION Condensed Consolidated Statements of Operations (unaudited) (All amounts are in thousands, except per share data)
FIBERTOWER CORPORATION Condensed Consolidated Statements of Cash Flows (unaudited) (All amounts are in thousands)
FIBERTOWER CORPORATION Notes to Condensed Consolidated Financial Statements (All amounts are in thousands, except per sharedata) (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statement of Operations Data: (In thousands)
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
SIGNATURES
EXHIBIT INDEX