Form 10-K
period 2007-12-31
FiberTower CORP
filed 2008-03-17
CIK 1010286

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-21091

FIBERTOWER CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1869023 (I.R.S. Employer Identification No.)
185 Berry Street Suite 4800 San Francisco, CA 94107 (Address of Principal executive offices)
(415) 659-3500 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered:
Common stock, par value $0.001	Nasdaq Global Market

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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes ☐    No ☒.

         As of June 29, 2007, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $311 million based on the closing price of the Company's common stock on the Nasdaq Global Market on that day. Shares held by executive officers and directors and by each person who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒    No ☐.

         The registrant had 150,434,321 shares of its common stock outstanding as of February 29, 2008.

         The following documents to be filed with the Commission are incorporated in Part III hereof by reference:

         Portions of the Registrant's proxy statement relating to its 2008 Annual Shareholders' Meeting to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

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

Introductory Statement—The First Avenue/FiberTower merger

        On August 29, 2006, First Avenue Networks, Inc., which we refer to in this report as First Avenue, completed its merger with FiberTower Network Services Corp. FiberTower Network Services Corp. was formerly known as FiberTower Corporation, and we refer to that company in this report as Old FiberTower. This merger, which we refer to in this report as the First Avenue/FiberTower merger, was governed by an Agreement and Plan of Merger, dated May 14, 2006, among First Avenue, Marlin Acquisition Corporation and Old FiberTower.

        First Avenue, as the surviving entity of the First Avenue/FiberTower merger, changed its name to FiberTower Corporation and our common stock continues to be listed on the Nasdaq Global Market under the symbol "FTWR." (Previously the First Avenue stock traded under the symbol "FRNS"). The First Avenue/FiberTower merger brought together the Federal Communications Commission ("FCC") area-licensed spectrum of First Avenue with the existing Old FiberTower point-to-point network model and customer contracts, which we believe enables us to (1) increase customer penetration among the top wireless carriers, (2) lower operational risk associated with building networks, and (3) effectively deploy capital. The First Avenue/FiberTower merger was accounted for as a "reverse acquisition." As a result, all financial information and statements prior to the First Avenue/FiberTower merger included in this report reflect only the financial results of Old FiberTower on a historical basis after applying the First Avenue/FiberTower merger exchange ratio to historical share-related data. All financial information and financial statements subsequent to the First Avenue/FiberTower merger include the historical results of operations of Old FiberTower and the results of operations of First Avenue from the effective date of the First Avenue/FiberTower merger.

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

        First Avenue was incorporated in Delaware in 1993. Old FiberTower was incorporated in Delaware in 2000. We are a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice, video and data traffic from a wireless carrier's mobile base station, or cell site, to their mobile switching center or MSC, or other exchange point where the traffic is then switched onto a fixed wireline telecommunications network. We utilize our comprehensive wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. Our services allow wireless carriers to optimize their networks, enabling significant improvements in their availability, reliability, scalability and cost, while providing a long-term solution for the increasing demand for backhaul capacity. As of December 31, 2007, we had master service agreements with six of the eight largest U.S. wireless carriers. Through these master service agreements and other customer agreements, we are contracted to provide services to 7,362 customer locations in 13 markets throughout the U.S., of which 3,851 are billing locations as of December 31, 2007.

        We believe that we are the first independent network provider in the U.S. focused specifically on providing backhaul services to wireless providers. Our spectrum portfolio includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.5 billion channel pops, calculated as the number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels. We believe our spectrum portfolio represents one of the largest and most comprehensive collections of millimeter wave spectrum in the U.S. Our licenses extend over virtually the entire continental U.S., covering over 284 million people.

        Our networks are designed to be modular and are relatively inexpensive to deploy as compared to fixed wireline networks. The point to point fixed wireless networks we presently deploy use mature and proven technologies, allowing us to operate at a level of reliability, referred to as carrier-class, that is appropriate for a telecommunication carrier's network. Our current service offerings consist of T-1s (a standardized telecommunications data service offering at 1.544 Mbps of capacity, also known as DS-1) and other bulk time division multiplexing, or TDM, transport at higher capacities. In general, we provide service between a wireless carrier's cell site and switch, or other drop location. We have designed our network architecture to accommodate additional transport services that our customers may implement in the future, including, for example, Ethernet-based backhaul launched in the third quarter of 2007 and other packet-based protocols.

        We deploy networks to existing towers, rooftops, or other sites where wireless carriers have deployed cell sites. At each of these physical locations, or sites, there may be more than one wireless carrier's cell site—each of which we refer to as a customer location. When possible, we provide service to multiple customers at a single site, using a shared infrastructure in order to increase our capital efficiency. We generate revenue in proportion to the number of customers on a site, the number of T-1s used by each customer at that site, and the price charged for each T-1. This revenue, after subtracting the cost of fiber service transport, is available to cover a fixed cost base consisting of items such as rent, insurance, utilities, and field technicians.

        As of December 31, 2007, we had deployed 2,813 sites of which 2,148 were billing sites. As of that date, our network was carrying 14,201 T-1 equivalents or an average of 6.6 billing T-1 equivalents per site. Currently, our top 100 and top 200 sites have an average of 21.3 and 18.1 T-1 equivalents, respectively. For the year ended December 31, 2007, we generated revenue of $27.1 million and had a backlog of 3,511 committed customer locations. Please see our consolidated financial statements and the accompanying notes for information regarding our revenues, net losses and total assets for each of the last three years.

Industry Overview

        Backhaul, a critical component of a wireless carrier's network, is defined as the transport components between a cell site and a carrier's mobile switching center or other exchange point. Key factors driving demand for backhaul services include the nationwide rollout of third (3G) and fourth (4G, such as Sprint WiMax) generation networks, the continued rise in voice, video and data usage, and expansion of wireless carriers' geographic coverage. The 2006 FCC Advanced Wireless Services, or AWS, auction augmented the spectrum portfolios of the major U.S. wireless carriers, and other smaller competitors, including Leap Wireless and MetroPCS, which will enable expansion of wireless data offerings and geographic coverage. The entrance of new wireless competitors (e.g., Clearwire

Corporation and SpectrumCo LLC) is also expected to increase the total number of active cell sites, and hence further increase the demand for backhaul services.

        The majority of backhaul traffic in the U.S. is currently transported over a wired infrastructure, typically copper-based T-1 circuits and in some places, fiber optic-based facilities. Copper-based networks are extensively deployed today, but, as backhaul traffic demands increase, the existing copper-based T-1 circuits will approach their capacity limits to transport voice and data traffic. Currently, fiber optic networks, which have a higher capacity for the transport of voice and data traffic as compared to copper networks, service only 5% to 7% of existing cell sites. We believe that the cost-prohibitive nature of building fiber optic networks to a majority of cell sites will prevent their widespread use as a backhaul alternative.

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

Company Strengths

        Scalable Facilities-Based Network Designed for Carrier-Class Applications.    Our networks are designed to be modular, and relatively inexpensive to deploy as compared to fixed wireline networks and have been specifically designed and built to provide high-capacity carrier-class backhaul transport services to wireless carriers. In contrast, most existing telephone, cable and metropolitan fiber networks are designed to provide voice and video services to a wide range of customers and are not optimized for any specific application. In addition, our networks allow the provision of additional services, such as Ethernet-based backhaul launched in the third quarter of 2007, and will allow other packet-based protocols.

        Extensive Operating Experience Utilizing Proven Technologies.    We have a demonstrated expertise and history in designing, deploying and operating fixed wireless networks to backhaul wireless traffic. We deployed our first network in Dallas, Texas in April 2003, where we provided wireless backhaul services to multiple customers. Since that time, we have expanded operations to a total of 13 markets. Our networks utilize proven and mature technologies, including microwave and fiber optic equipment from major telecommunications equipment manufacturers, to provide high reliability services. The technologies we utilize for wireless backhaul are deployed extensively in Latin America, Asia and Europe.

        Significant Backlog with Leading Wireless Carriers.    Our customers include several national and regional wireless carriers. As of December 31, 2007, we had entered into master services agreements with AT&T Mobility (formerly Cingular Wireless), Leap, Metro PCS, Sprint Nextel, T-Mobile and Verizon Wireless. Our customer agreements are generally on five year terms, and the T-1 orders under these agreements typically provide for termination liability. We have firm commitments on nearly 7,400 customer locations.

        Premier Portfolio of Spectrum Assets.    Our 24 GHz spectrum and 39 GHz spectrum licenses represent what we believe to be the preeminent collection of wide-area millimeter wave spectrum licenses in the U.S. for backhaul and similar applications, providing breadth of geographic coverage, depth in key markets and complementary technical and propagation characteristics. Our spectrum enables us to use a wide range of radio technologies, including point-to-multipoint technologies—allowing us to achieve wider coverage and deeper market penetration than would otherwise be economically possible. Our spectrum portfolio includes, on average, over 740 MHz in the top 20 U.S.

metropolitan areas and, in the aggregate, approximately 1.5 billion channel pops. These licenses, which include 754 licenses for 39 GHz spectrum and 103 licenses for 24 GHz spectrum, extend over virtually the entire continental U.S., covering over 284 million people. We also possess over 3,000 point-to-point microwave licenses.

        Significant Relationship with Leading Tower Companies.    Crown Castle International Corp. is a major investor in FiberTower, and currently holds approximately 18% of our outstanding stock. American Tower Corporation was also an early investor in FiberTower. We lease communications facilities from both companies and have limited exclusivity agreements with them, under which they have agreed not to compete directly with us as a provider of backhaul services and not to invest in our competitors in 20 FiberTower-designated markets. In the aggregate, Crown Castle and American Tower own approximately 35,000 tower and antenna sites across the United States.

        Experienced and Proven Senior Management Team.    Our management team includes key personnel who have held senior positions at major communications companies including AT&T Mobility, Flarion Technologies, IDT Spectrum, Nextel, Nortel Networks, Teligent and Winstar Communications.

Business Strategy

        Leverage Existing Network and Customer Relationships.    We seek to grow by leveraging our existing network assets, customer relationships and spectrum assets. We are focusing our operations and resources on opportunities which can provide better near-term financial returns by maximizing utilization of network capacity in current markets and exploiting new business opportunities when appropriate. We are seeking to increase the utilization of our sites by increasing the number of billing customer locations and T-1 equivalents. We believe that in currently developed markets we can add new sites encompassing multiple customer locations with lower incremental costs, thereby improving capacity utilization and increasing revenue and operating cash flow.

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

        Expand Our Markets Based on Identified Demand.    We expand existing markets and target new markets by identifying demand from our customers with whom we have signed master service agreements. We pre-sell firm commitments up to 12 months ahead of network build-out as we launch new projects in order to decrease capital expenditure lead times and payback periods and increase our return on investment. In addition to pre-sales, we use our market knowledge (e.g., information on co-location at tower sites and expertise in estimating demand and pricing) to determine the sites in a market that we believe have the largest revenue potential, including sites not pre-sold. We believe that the combination of this market knowledge along with our ability to pre-sell lowers the risk of the build-out.

        Continue to Develop Innovative Solutions that Meet the Needs of Our Customers.    Our goal is to provide solutions which simplify the operation of our customers' networks and reduce their operating costs. Our ability to leverage our scalable network and technology allows us to meet the evolving backhaul needs of our customers quickly and in an efficient, low-cost manner. We will continue to work proactively with our existing customers to assess their service needs and requirements. In the third quarter of 2007, we launched our initial delivery of Ethernet-based backhaul links to Sprint Nextel under our recently signed 4G backhaul contract, becoming the only backhaul services provider currently deploying the technology for a U.S. carrier.

        Allocate Capital Efficiently.    We are focused on allocating our capital efficiently by balancing new site growth with increasing existing network utilization. This entails increasing co-location at our sites and not expanding into new markets until the majority of our markets are at, or close to operating cash flow positive. These costs include fiber expenses, site rent and site maintenance. We currently intend to spend approximately $75 million in capital expenditures in 2008. However, our decisions to invest additional capital in structural enhancements or build activities are generally based upon whether such investments exhibit sufficient revenue potential to achieve acceptable risk-adjusted returns. We have the ability to reduce capital spending if market conditions warrant.

Competition

        We compete with a range of diversified telecommunications services providers. Our competition includes:

        Incumbent and Competitive Local Exchange Carriers.    The mobile wireless backhaul services market is currently dominated by Incumbent Local Exchange Carriers, or ILECs, including AT&T, Verizon, Embarq, and Qwest which provide backhaul services primarily over copper lines. These carriers own significant network assets and often have affiliated relationships with their mobile wireless carrier customers, such as AT&T's relationship with AT&T Mobility and Verizon's relationship with Verizon Wireless.

        Cable Multiple System Operators or MSOs.    Cable MSOs, including Cox, Time Warner Cable and Comcast, among others, have the ability to offer broadband access over their networks and offer or are considering offering backhaul services.

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

Our Network

        We launched service in Dallas, Texas in April 2003, where we provided wireless backhaul services to AT&T Mobility (formerly known as Cingular Wireless). Since that time, we have expanded operations to a total of 13 markets. The networks we deploy and operate utilize point-to-point, or PTP, Digital Radio Links, or DRL, over the 11 GHz, 18 GHz, 23 GHz, 24 GHz and 39 GHz microwave radio spectrum. The 11 GHz, 18 GHz and 23 GHz spectrum is licensed to us on a site-by-site basis by the FCC. The 24 GHz and 39 GHz spectrum is our own licensed spectrum. Our spectrum portfolio includes 754 licenses for 39 GHz spectrum and 103 licenses for 24 GHz spectrum and extends over virtually the entire continental U.S., covering over 284 million people. We hold in excess of 750, 100 MHz licenses for spectrum between 38.6 GHz and 40 GHz, or 39 GHz spectrum. We have one of the largest and most comprehensive FCC-granted millimeter wave spectrum license portfolios in the U.S. including, on average, over 740 MHz in the top 20 metropolitan areas. In the aggregate, our licenses represent approximately 1.5 billion channel pops.

        Using the licensed radio spectrum, we transport voice, video and data traffic from wireless carrier base stations to aggregation sites, known as a Fiber Exchange Points, or FEPs. The aggregated traffic streams are converted at the FEP sites for delivery to carrier Mobile Switching Centers, or MSCs, or other drop-off locations over fiber optic networks.

        Multiple FEP sites, strategically positioned throughout our markets, support carrier traffic grooming, aggregation and signal handoff to fixed network fiber optic facilities for transport to carrier MSCs or other drop-off points. These fiber facilities are typically provided in the form of lit transport services by national or regional fiber service providers, or FSPs.

        In certain cases, we obtain the right to lease dark fiber and use it where technically and economically attractive. FiberTower currently has equipment in place at FEP sites which can be modified to utilize dark fiber for a relatively small incremental cost. This enables us to reap significant cost savings, increase operating leverage and enhance control and reliability over transmissions to carrier MSCs or other drop-off locations.

        We enter into leases at cell sites and FEPs, which provide space to place our equipment on the tower or other structure as well as ground space for an equipment cabinet. We also generally obtain rights from customers to place similar equipment in their MSC or other exchange point and, in certain circumstances, to place equipment in their space at a cell site.

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

        We manage and monitor our networks on a 24 hour per day, seven day per week basis from our NOCs or Network Operating Centers. We operate a primary NOC in San Francisco, California, with a back-up system in Dallas, Texas. Through our scalable back office systems and business processes, we enable customers to have visibility across the network and to access an integrated suite of management tools that provides insight into network status and repair activities. Our online reporting applications and processes enable increased service quality as they allow for immediate analysis of network faults and as a result, minimize repair times and outage minutes per T-1 equivalent.

        The following table summarizes our license holdings and total channel pops in the 50 largest U.S. markets.

License Holdings and Channel Pops in All Markets

Basic Economic Area	24 GHz Wide-Area Licensed Channels(1)	39 GHz Wide-Area Licensed Channels(2)	Total Channel Pops(3)
New York, NY	5	4	115.9
Los Angeles, CA	5	4	115.8
Chicago, IL	5	3	71.1
Washington, DC/Baltimore, MD	5	3	62.1
San Francisco, CA	5	4	55.1
Detroit, MI	5	5	54.5
Philadelphia, PA	4	4	49.5
Dallas, TX	5	3	48.5
Houston, TX	5	3	43.1
Atlanta, GA	5	3	38.8
Boston, MA	5	3	35.4
Miami, FL	5	3	29.2
Seattle, WA	5	3	26.6
Minneapolis, MN	5	2	25.8
Phoenix, AZ	5	2	25.3
Cleveland, OH	5	4	25.1
Pittsburgh, PA	4	5	24.5
St. Louis, MO	5	3	23.2
San Diego, CA	4	2	22.9
Tampa, FL	5	2	18.9
Portland, OR	4	4	18.6
Indianapolis, IN	4	4	17.9
Denver, CO	2	3	17.4
San Antonio, TX	4	4	16.4
Kansas City, MO	4	4	15.9
Orlando, FL	1	4	14.6
Puerto Rico	0	1	14.4
Sacramento, CA	4	2	13.0
Milwaukee, WI	4	3	12.8
Columbus, OH	2	4	12.1
Cincinnati, OH	3	3	11.9
Salt Lake City, UT	1	3	11.5
Raleigh, NC	1	6	11.5
Nashville, TN	1	4	10.7
New Orleans, LA	1	5	9.9
Oklahoma City, OK	1	5	9.5
Greenville, SC	1	3	9.1
Charlotte, NC	1	4	9.0
Rochester, NY	1	5	8.5
Albany, NY	1	5	8.4
Syracuse, NY	1	4	8.3
Jacksonville, FL	1	4	8.1
Austin, TX	1	5	7.8

Las Vegas, NV	1	2	7.5
Grand Rapids, MI	0	4	7.5
Memphis, TN	1	3	6.8
Louisville, KY	1	4	6.7
Norfolk, VA	2	3	6.7
Buffalo, NY	1	4	6.6
Birmingham, AL	1	4	5.7
Total Top 50 Markets	148	178	1,236.1
Grand Total All Markets and Legacy Licenses	179	634.6	1,507.3

(1)
24 GHz SMSA licenses represent those licenses granted by the FCC that encompass Statistical Metropolitan Service Areas. FiberTower holds 102 such SMSAs. BEAs represent Basic Economic Areas. FiberTower holds 1 BEA license in the 24 GHz band. For both SMSAs and BEAs in the 24 GHz band, each channel represents 80 MHz.

(2)
39 GHz BEA licenses represent only those licenses granted by the FCC that encompass Economic Areas. FiberTower holds 352 such BEAs. 39 GHz Rectangular Service Area (RSA) or "legacy" licenses were granted prior to the FCC awarding BEAs at auction. The RSAs were grandfathered into Basic Economic Areas and have different regulatory characteristics. FiberTower holds 283 RSAs. Two RSA's hold 2 channels. Five RSAs hold a half channel. For both 39 GHz BEAs and 39 GHz RSAs, each channel represents 100 MHz.

(3)
Total channel pops shown in millions of pops per Basic Economic Area (based on 2000 census data).

Product and Services

        As of December 31, 2007, we offered backhaul services to major wireless carriers in 12 markets across three geographic regions in the United States. In addition, in the first quarter of 2008, we began to provide backhaul services in our 13th market, Atlanta.

Current Markets Served

South Region	Midwest Region	Northeast Region
Dallas/Fort Worth	Detroit	Boston
San Antonio/Austin/Waco	Pittsburgh	New York/New Jersey
Houston	Cleveland	Washington DC/N. Virginia/S. Maryland
Denver	Chicago
West Florida
Atlanta (beginning in Q1 2008)

        Backhaul bridges the distance between cell sites and the landline fiber optic infrastructure. Our service provides this link wirelessly using PTP connections linked together to form a network capable of connecting customer sites to a FEP with access to wireline fiber optic networks for further connection to the carrier's MSC or other exchange point.

        We sell these services directly to wireless carriers, generally under multi-year service contracts. We provide service in increments of T-1 equivalents and can provide bulk capacity services (e.g., 8 T-1s, 12 T-1s). Our connections are designed to support all voice, video and data applications and all air interface technologies currently required by our customers.

Sales and Marketing

        Our national sales organization includes direct sales groups focused on two types of customers: national carriers and regional carriers. National carriers typically have presence in all or most of our deployed markets whereas regional carriers usually have presence in a subset of our markets.

        Our sales organization is assisted by staff providing sales engineering, research, proposal and customer development support, working closely with the sales teams on customer pricing, invoicing, contract management and sales programs.

        Our marketing organization focuses on a range of market analytics, including site selection, market selection, market demand forecasting, new market survey and attributes research, and custom database development.

        Our customers are national and regional wireless carriers. We have entered into master services agreements with AT&T Mobility (formerly Cingular Wireless), Leap, Metro PCS, Sprint Nextel, T-Mobile and Verizon Wireless.

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

Federal Regulation

        FCC Licensing.    As an FCC licensee and FCC regulated entity, we are subject to comprehensive regulatory oversight, including regulations constraining ownership of us, rules governing our licenses and radio equipment, and rules related to construction and operation of our services. In addition, we are subject to certain regulatory and other fees levied by the FCC for certain classes of licenses and services. Under certain circumstances, including certain violations of FCC rules, our licenses may be revoked, canceled, conditioned, not renewed upon expiration or we may be fined. Among other things, the Communications Act of 1934, as amended, and the FCC rules and regulations impose requirements on radio licensees and carriers that include regulations on the ownership, operation, acquisition and sale of the broadband operating radio systems that are needed to provide the services we offer.

        Wide-area licensing.    We hold wide-area licenses in the 24.25-24.45 GHz and 25.05-25.25 GHz (24 GHz) and 38.6-40.0 GHz (39 GHz) bands. The FCC operational rules generally provide significant flexibility to licensees operating in both the 24 GHz and 39 GHz bands. For example, licensees are permitted to offer point-to-multipoint and point-to-point services, and, at least in the 39 GHz band, will be permitted to provide mobile services upon adoption of inter-licensee coordination policies.

        Point-to-point licensing.    In addition to our 24 GHz and 39 GHz wide-area licenses, we also provide transmission links utilizing point-to-point licensed spectrum granted by the FCC in other bands, including 6 GHz, 10 GHz, 11 GHz, 18 GHz and 23 GHz bands. We hold over 3,000 point-to-point licenses. A point-to-point licensee may only operate from the exact geographic coordinates identified on the license. Any changes that require operation at another coordinate require either a license modification or a new license. The FCC generally processes such applications for point-to-point microwave license on a routine basis.

        License Renewal.    Our wide-area 39 GHz and 24 GHz licenses are granted for initial ten-year terms with renewal dates ranging from 2007 to 2014. To renew our licenses, we must demonstrate that at the time of renewal we either met a "safe harbor" build-out requirement or that we otherwise provided "substantial service," as determined by the FCC. According to the FCC's regulations, failure to meet the substantial service requirement within the license term leads to automatic forfeiture of the license. While it is clear that the FCC's use of the "substantial service" concept for license construction and renewal was intended to afford licensees' additional security that their licenses would be renewed, the FCC has not yet on any significant occasion construed the requirement.

        For the 39 GHz and 24 GHz bands, the FCC intended that the substantial service test would provide licensees some flexibility in demonstrating usage of their spectrum. The FCC has adopted a "safe harbor" test so that licensees have some certainty in how to meet the renewal requirement without conducting a more detailed, substantial service test. For example, for 39 GHz licensees offering point-to-point service, the FCC has said that the construction of four links per channel per million persons in the license area will meet the safe harbor. For 24 GHz point-to-point/multipoint licensees, the FCC has said that a showing of four links per million persons within a service area will meet the safe harbor or service to an area that has very limited access to either wireless or wireline telecommunications services will meet the substantial service test. While the safe harbors are intended to provide guidance, it is not the only way for licensees to demonstrate their licenses merit renewal.

        Licensees may show that they have met the substantial service test in other ways, such as providing niche services, offering service to underserved consumers, investing in the market in a credible manner to develop equipment and systems to serve the license. However, there is little precedent in this area at this time. Accordingly, we believe that the level of service that will be considered "substantial" by the FCC at renewal may vary depending upon our type of service or product offering. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 and 39 GHz licenses which expire in the 2010 and 2011 time frames, but believe that our licenses will be renewed based on our significant network investment and expanding geographic coverage. However, since we are required to demonstrate substantial service at the time the licenses are renewed, the FCC could choose to revoke licenses that do not meet the substantial service safe harbor.

        The point-to-point licenses that we possess also have a ten year term and, as long as the point-to-point link remains operational, may be renewed by paying a minimal license renewal fee.

  License Expiration Extension Waiver and Related Renewal Applications.

        On October 6, 2006, we filed a request with the FCC seeking to have the terms and construction requirements of 214 "rectangular service area" 39 GHz band licenses extended.

        We asked the FCC to grant waivers to extend the licenses and waive the requirement that we demonstrate that we have provided substantial service at renewal until October 18, 2010, at which time other similar licenses we hold will be due for renewal. Our request is predicated upon the favorable changes in demand and technology since the earlier failures to commercialize the 39 GHz band, the efficiency of focusing on renewing our similarly situated wide-area licenses at the same time, and on the additional scale and scope available to FiberTower as a result of the First Avenue/FiberTower merger. On January 31, 2007 the FCC acted upon our request providing a blanket 6 month extension until August 1, 2007 to complete construction for all the licenses with expiration dates between November 15, 2006 and June 9, 2007 (162 licenses). The remaining 52 licenses possessed expiration and build-out dates that occurred after August 1, 2007. We filed a Petition for Reconsideration or Clarification asking that the FCC consider further the original October 18, 2010 extension request.

        Three of the 214 licenses discussed in the original waiver request expired in 2006 and we met the safe harbor build out requirement for licenses, filed related renewal applications, and the FCC subsequently granted those renewals. The remaining 211 licenses expired in 2007. We filed renewal applications for all of them, and those applications, like the extension waiver, remain pending. The 211 licenses at issue represent approximately 15% of our total wide-area license holdings channel pops. While renewal is not guaranteed and the FCC holds significant discretion in making renewal decisions, we submitted that in every case the license either: 1) met the safe harbor requirement; or 2) met the substantial service requirement.

        Spectrum Leasing.    The FCC has also adopted regulations permitting certain classes of licensees, such as 24 GHz and 39 GHz licensees, to lease a portion, or all, of their spectrum to third parties. We refer to those regulations as the Secondary Market Ruling. The FCC's spectrum leasing rules are generally designed to promote a secondary market for spectrum and provide a number of options for leasing depending upon the degree of control that the lessee desires to be afforded. Since the ruling, we believe that the transaction costs associated with meeting FCC documentation requirements for any kind of spectrum leasing have decreased from over $20,000 per lease to a negligible amount. While generally beneficial to licensees, the FCC's leasing rules may introduce additional competition to the types of services and products that we offer. Moreover, the FCC spectrum leasing rules could be modified in a manner that is not favorable to our business.

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

        Auctions.    Since 1994, the FCC has conducted auctions of licenses for spectrum. In July 2004, the FCC auctioned seven 80 MHz licenses for 24 GHz spectrum in 176 Basic Economic Areas (BEA, or BEAs) covering the entire United States. As discussed below, the purchaser's use of the spectrum was limited to areas outside our 24 GHz spectrum holdings. Since we held the most populous areas in many of the BEAs, the purchaser would be barred from operating in the metropolitan sections with arguably the most business potential. In the auction only seven licenses covering 12.8 million pops were purchased, including one by us.

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

        SafeView's SafeScout Interference Issues.    On September 5, 2006, we filed with the FCC a Petition for Reconsideration of the FCC's August 4, 2006 Order granting a waiver to SafeView, Inc. to permit the certification, marketing, and operation of SafeView's SafeScout imaging device under Part 15 of the FCC's Rules. The SafeScout is a device that uses imaging technology to detect contraband or weapons carried by individuals, and would be particularly useful in airports. The FCC noted that, by operating as a Part 15 unlicensed device, the SafeScout must accept harmful interference and not cause interference to primary licensees. In addition, the FCC imposed certain conditions on SafeView's operation of the SafeScout, including limiting installations to indoor areas and maintaining a database of installed devices. Despite these steps, however, we believe that primary licensees in the 24 GHz band deserve more precise tools for managing potential harmful interference issues, especially in and around airports, where microwave services such as those provided by us are used by airport authorities and others. We filed a petition for reconsideration on September 5, 2006. Our petition has been supported in reply comments filed by the Fixed Wireless Communications Coalition. The petition remains pending before the FCC, and in the event that the FCC does not act on our petition, we face some risk of interference when operating near the SafeScout.

        Policies and Service Rules for the Broadcasting-Satellite Service.    In June 2006, the FCC released a further Notice of Proposed Rulemaking specifically seeking to promote prompt commencement of the 17/24 GHz Broadcasting Satellite Service, or BSS, which is intended to introduce a new generation of broadband services to residential and business subscribers in the United States. The proposed BSS use includes ground-to-satellite uplinks in spectrum that overlaps with part of the 24 GHz spectrum for which we are licensed. In the proceeding, the FCC seeks comment on (1) whether the existing power limits for satellite earth stations in bands shared co-equally with terrestrial radio communications services are appropriate, and (2) whether the antenna pattern requirements applicable to BSS feeder-link stations should be modified to relieve the coordination burden on either BSS or 24 GHz or both services. We filed comments on October 16, 2006 and reply comments on November 15, 2006 concerning the technical requirements for inter-service operations and sharing in the 24 GHz band designed to assure that interference concerns are minimized or eliminated. On May 4, 2007, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (R&O). In the R&O, the FCC stated that it does not intend to license 24 GHz BSS feeder links to operate in existing 24 GHz FS licensed areas. The FCC also designated an interference standard for BSS feeder link stations that may operate near the borders of 24 GHz license areas. We continue to examine that border interference standard in the context of the architecture of any future BSS feeder link stations that may become licensed and operational. At this time, no such feeder stations are known to be operating, or planned for specific operation in the 24 GHz band or near our license areas.

        Unbundled Network Elements (UNEs) and Special Access Transport.    As of March 11, 2006, incumbent local exchange carriers, or ILECs, are no longer required to lease certain parts of their network at favorable costs to their competitors. Instead, Competitive Local Exchange Carriers, or CLECs, and others that had been using these unbundled network elements from the ILECs must obtain them from other sources or negotiate new supply arrangements with ILECs. This ruling affected mass market local switching and, in many circumstances, DS-1 and DS-3 local access and transport. Nonetheless, in the FCC's approval of the AT&T/BellSouth merger, the FCC conditioned their approval upon the merged company continuing to provide certain unbundled network elements at current rates for a period of time to our competitors. It also required certain ILECs to offer similar prices in their territories to competitors in order to obtain those rates from AT&T. We expect that there may be some instances when competitive carriers will seek alternative (non-ILEC) services, and we hope to serve those carriers with broadband, fixed wireless transport solutions. At this time, the FCC continues to investigate whether UNEs and special access transport are being priced reasonable to carriers who do not possess facilities in the markets in which they need such UNEs or transport.

        Private Carriage.    Although there has been a narrowing of the differences in regulatory requirements applicable to common carriers and private transmission companies in recent years, the FCC regulations applicable to common carriers remains more extensive. Generally, the Communications Act regards firms that offer transmission services directly to the public for a fee as common carriers. We currently offer our fixed wireless services to particular customers with specific needs on an individual contract basis. We do not hold ourselves out to the public for the provision of our services. As such, we believe we operate as a private carrier and are not subject to the FCC's common carrier regulations. Nonetheless, the FCC could determine that we are operating as a common carrier, and as a result, determine that we are subject to our common carrier rules and regulations which would likely increase our costs of providing service and could have an adverse impact on our business operations, revenues, and profitability.

        Building Access and RF Exposure Proceedings.    On October 22, 2007, notice was published in the Federal Register that the FCC is collecting additional information for its record in multiple building access and radio-frequency exposure proceedings, most originally adopted in October 2000. Those proceedings, designed to foster competition in local communications markets by implementing measures to ensure that competing telecommunications providers, including fixed wireless providers, are able to provide services to customers in multiple tenant environments (MTEs). Specifically, the rulemakings require the following: (1) prohibited carriers from entering into contracts that restrict or effectively restrict a property owner's ability to permit entry by competing carriers; (2) established procedures to facilitate moving the demarcation point to the minimum point of entry (MPOE) at the building owner's request, and requires incumbent local exchange carriers (ILECs) to timely disclose the location of existing demarcation points where they are not located at the MPOE; (3) determined that utilities, including ILECs, must afford telecommunications carriers and cable service providers reasonable and non-discriminatory access to their conduits and rights-of-way located in customer buildings and campuses; and (4) extended to fixed wireless antennas the existing prohibition of restrictions that impair the installation, maintenance or use of certain video antennas on property within the exclusive use or control of the antenna user, where the user has a direct or indirect ownership or leasehold interest in the property. The potential impact on FiberTower of these rulemakings is uncertain.

        The FCC also stated that this information collection will also help ensure that customer-end antennas used for telecommunications service comply with the Commission's limits on radio frequency exposure and it will provide the Commission with information on the state of the market. At this time, the FCC has yet to make a ruling or suggest changes to existing rules related to these matters.

        Pole Attachments.    On February 6, 2008, an FCC Notice of Proposed Rulemaking was published in the Federal Register. The FCC seeks comment on whether to amend its rules governing pole attachments, which are designed to ensure the attachment of facilities of telecommunications carriers and cable television systems to utility poles, ducts, conduits, or rights-of-way (collectively, "pole attachments") at just and reasonable rates, terms and conditions. The FCC noted that the current pole attachment rules may be inadequate in scope or no longer accord with developing technology and business models. The FCC has found no clear indication that the rules could not accommodate wireless attachers' use of poles. The FCC now seeks comment on whether, when they are "telecommunications carriers," wireless providers are entitled to the telecommunications rate as a matter of law, or whether the Commission should adopt a rate specifically for wireless pole attachments. The Commission asks whether, if a wireless facility uses more than the presumptive one foot of space, the per-foot rate could simply be doubled, trebled, or otherwise multiplied as required. Comments were filed March 7, 2008 and Reply Comments are due on April 7, 2008. The potential impact on FiberTower of this proposed rulemaking is uncertain.

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

Employees

        As of December 31, 2007, we had 221 employees, of whom 16 were in Sales and Marketing; 153 were in Engineering, Market/Field Operations, and Network Operations; and 52 were in General and Administrative.

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

Risks Relating to Our Industry and Business

        We may not realize the anticipated benefits of the First Avenue/FiberTower merger due to challenges associated with integrating the companies and other factors.

        The success of the First Avenue/FiberTower merger will depend in part on the success of our management in integrating the operations, technologies and personnel of First Avenue and Old FiberTower. Our inability to meet the challenges involved in successfully integrating the operations of these companies or otherwise to realize any of the anticipated benefits of the First Avenue/FiberTower merger could seriously harm our results of operations.

        We may not be able to successfully integrate these operations in a timely manner, or at all, and we may not realize the anticipated benefits of the First Avenue/FiberTower merger, including potential synergies or sales or growth opportunities, to the extent or in the time frame anticipated. The anticipated benefits and synergies of the First Avenue/FiberTower merger are based on assumptions and current expectations, not actual experience, and assume a successful integration. In addition to the potential integration challenges discussed above, our ability to realize the benefits and synergies of the business combination could be adversely impacted to the extent that our historical relationships with existing or potential customers, suppliers or strategic partners are adversely affected as a consequence of the First Avenue/FiberTower merger, or by practical or legal constraints on our ability to combine operations.

Charges to earnings resulting from the impairment of goodwill related to the First Avenue/FiberTower merger may adversely affect the market value of our common stock.

        In accordance with U.S. Generally Accepted Accounting Principles, we have accounted for the First Avenue/FiberTower merger as a reverse acquisition of First Avenue using the purchase method of accounting, which may result in charges to earnings that could have a material adverse effect on the market value of our common stock. Under the purchase method of accounting, we have allocated the total purchase price to First Avenue's net tangible and identifiable intangible assets based on their fair values as of the date of completion of the First Avenue/FiberTower merger, and have recorded the excess of the purchase price over those fair values as goodwill. We will incur amortization expense over the useful lives of amortizable intangible assets acquired in connection with the First Avenue/FiberTower merger. In addition, to the extent the value of goodwill or other intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets. As a result of the impairment evaluations of the fair value of the carrying amount of goodwill in the third and fourth quarters of 2007, we recorded goodwill impairment charges totaling $147.9 million during 2007. As a result of further declines in market equity value, the Company expects that an additional impairment test of goodwill will be required in the first quarter of 2008 which could lead to additional material impairment charges, including possibly, the entire remaining $86.1 million balance of goodwill at December 31, 2007. Our stock price could decline as a result of such a charge to earnings. See Note 6, Impairment of Goodwill, in the Notes to Consolidated Financial Statements for additional information.

For U.S. federal income tax purposes, there is a significant risk that we will not be able to deduct the interest on the Notes. We will be limited in our ability to use some or all of the First Avenue's and Old FiberTower's net operating losses for U.S. federal income tax purposes, which may increase our tax liability in future years.

        There is a significant risk that the interest on the Notes will not be deductible for U.S federal income tax purposes In addition, changes in the ownership of First Avenue as a result of the First Avenue/FiberTower merger caused there to be an annual limitation on FiberTowers' use of First Avenue's net operating loss carryforwards that arose prior to the First Avenue/FiberTower merger. Such limitation is imposed in addition to any annual limitations on the use of such net operational losses that resulted from prior ownership changes. Similarly, changes in the ownership of Old FiberTower as a result of the First Avenue/FiberTower merger caused there to be an annual limitation on the use of Old FiberTowers' net operating loss carryforwards that arose prior to the First Avenue/FiberTower merger. Such limitation also are imposed in addition to any annual limitations that arose from prior ownership changes of Old FiberTower. Since we do not currently generate taxable income and therefore cannot currently make use of any of our net operating losses, we have not yet performed the analysis to determine whether such changes of control have occurred, but we believe it is like that they have. Furthermore, we may experience future ownership changes that may limit our use of net operating losses. Limitations on the use of First Avenue's and Old FiberTower's net operating losses may increase our U.S. federal income tax liability in future years and will cause some of these net operating losses to expire unused. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes" and Note 11, Income Taxes, in the Notes to Consolidated Financial Statements for additional information.

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

        Our business does not currently generate sufficient cash flow from operations to service the interest on the $402.5 million of Convertible Senior Secured Notes ("Notes") that were sold on November 9, 2006. As a result, we deposited into an escrow account $68.5 million of the net proceeds from the Notes offering, which together with the proceeds from the investment thereof, will be sufficient to make the first four semi-annual interest payments on the Notes, the first two of which were made in May and November of 2007. Thereafter, we have the option to pay interest on the next four interest payment dates in additional notes. Our ability to pay our expenses and make payments due on the Notes therefore depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to pay interest or repay indebtedness, including the Notes, or to fund other liquidity needs. If we do not have sufficient funds, we may be required to sell assets or incur additional debt, or we may need to refinance all or a portion of our indebtedness, including the Notes, at or before maturity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the Notes and our ability to pay interest and the amounts due under the Notes.

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

        As of December 31, 2007, we had unrestricted cash and cash equivalents and certificates of deposit of $228.3 million. However, our business is capital intensive, and we may require additional funds to fund capital expenditures and pay operating expenses at some point in the future. We may be unable to secure additional financing when needed, on acceptable terms, or at all, for these purposes. Any such financing could be subject to onerous terms and could be very dilutive to our stockholders. If we are unable to secure capital when needed, our business plans could be adversely affected and our results of operations could suffer.

We invested significant resources into developing sites that may not necessarily generate significant revenues in the future.

        Prior to 2005, Old FiberTower constructed networks where each site had committed customer orders prior to any network design or deployment activities. Beginning in late 2005, in order to shorten the time a customer was required to wait between commitment and initial service delivery, Old FiberTower implemented a strategy to deploy networks where not all sites had committed customer orders at the start of deployment. Accordingly, we have an inventory of sites where T-1s are available for sale following completion of a deployment project, including some sites where no T-1s have yet been sold. As of December 31, 2007, we had 2,813 deployed sites, with 2,148 sites then being used to deliver services to customers and generating revenues. We incur significant costs in constructing and developing a site, and if we are unable to generate sufficient revenues from the site in the future, our business and financial condition would be adversely affected.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

        Beginning with the Annual Report on Form 10-K for our fiscal year ended on December 31, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 required us to include a report by our management on our internal control over financial reporting. Such report contained an assessment by management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal control is effective. Also included in this Report was an opinion by our Independent Registered Public Accounting Firm on management's assessment of such internal control. Both management and our Independent Registered Public Accounting Firm concluded that FiberTower Corporation did not maintain effective internal control over financial reporting as of December 31, 2006. As discussed in Item 9A. Controls and Procedures, during the year ended December 31, 2007, our management implemented changes to our processes to improve our internal control over financial reporting. As a result of our process improvement, our management re-designed controls associated with property and equipment. Our management believes these control re-designs improved our internal control over property and equipment, but did determine that there was an insufficient period of time to demonstrate the operating effectiveness of the new controls and therefore a material weakness in the internal controls for property and equipment existed as of December 31, 2007.

        Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs and take up a significant amount of management's time and operational resources. The fact that we have identified a material weakness in our internal control over property and equipment during the year ended December 31, 2007, or our inability to assert in future years that our internal control over financial reporting is effective, could cause our stock price to decline and could have an adverse effect on our business.

We are a relatively new entrant into a highly concentrated market with few potential customers.

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

A single customer accounted for 57% of our revenues in 2007.

        AT&T Mobility (formerly Cingular Wireless) has been our largest customer and accounted for more than 80% of our revenues from 2003-2005. In 2006, AT&T Mobility accounted for 70% of our revenues and in 2007, for 57% of our revenues. If we were to lose AT&T Mobility as a customer, or if AT&T Mobility reduced their usage of our services or became financially unable to pay our charges, our business, financial condition and operating results would be harmed. In addition, if AT&T Mobility were to encounter financial difficulties, our business could be adversely affected.

In the third quarter of 2007, we signed a commitment with Sprint Nextel for the provision of backhaul services for their WiMax / 4G network.

        In the fourth quarter of 2007, T-1s were activated related to the Sprint Nextel WiMax / 4G network. We expect a material portion of T-1 growth in 2008 to come from this customer. If Sprint Nextel were to materially slow their network buildout or cancel the project, our business could be adversely affected.

The success of our business strategy relies on the continued growth of the mobile wireless services industry and high-bandwidth broadband mobile applications in the U.S.

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

Our revenues depend on the sale of fixed-wireless backhaul circuits for mobile wireless carriers.

        We derive a substantial majority of our revenues from the sale of fixed-wireless T-1 backhaul and related services to mobile wireless carriers. We expect that we will continue to derive a substantial majority of our revenues from these services in the future. Any competitor's substitute service with similar performance and coverage characteristics and a lower cost structure could create downward price pressure and adversely affect our sales efforts. In addition, competing technologies could be developed that make our services obsolete. Accordingly, any changes in demand for our services, whether due to pricing pressure, technological changes, or otherwise, could materially and adversely affect our business and results of operations.

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

  •
  mobile wireless carriers building propriety backhaul networks;

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

        The FCC controls a substantial amount of radio spectrum that may be procured through auction, application, or other licensing mechanisms and used for provision of fixed wireless services. Fixed wireless radio spectrum could be acquired by companies through sale or lease for the purpose of competing with us. Additionally, companies that we might serve with our wireless operations may elect to acquire spectrum or use spectrum they already control and develop their own fixed wireless networks. Moreover, certain unlicensed technologies may be used to provide services that could be used to compete with our services. All of these could adversely affect our business.

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

The FCC may cancel or revoke our licenses for past or future violations of the FCC's rules, which could limit our operations and growth.

        As an FCC licensee, we are subject to extensive regulatory oversight. For example, the FCC imposes requirements on the construction and technical aspects of the operation of our licenses and wireless communication systems and on the nature of the services that we can provide within a particular frequency band. The FCC's regulations also require various regulatory filings and fees. The FCC may find that our filings made and fees paid are insufficient. The FCC also may find that the operation of our licenses or wireless communication systems violates the FCC's rules or policies. Findings of violations by the FCC may result in fines and/or sanctions. Moreover, under some circumstances, our licenses may be canceled or conditioned, and in extreme cases, our licenses may be revoked. In addition, the FCC could change our regulations of our operations and licenses, which could impact our business. The FCC also could change our regulation of our wireless customers that are using our backhaul services, thereby impacting our operations and growth.

Our FCC licenses may not be renewed upon expiration, which could limit the expansion of our business and our ability to serve our customers and could harm our operating results.

        Our spectrum licenses in the 24 GHz and 39 GHz bands are granted for ten-year terms with renewal dates ranging from 2007 to 2014. Renewal applications for our licenses that expired in 2007 remain pending at the FCC. For our 24 GHz and 39 GHz licenses to qualify for renewal, we must demonstrate that we have provided "substantial service" by the end of the term of each license. The FCC's substantial service renewal standard for both the 24 GHz and 39 GHz licenses is intended to provide licensees with flexibility in demonstrating usage of their licenses. The FCC's "safe harbor" test provides licensees with a degree of certainty as to how to comply with the substantial service requirement. For example, for 39 GHz licensees offering point-to-point service, the FCC has said that the construction of four links per channel per million persons in the license area will meet the substantial service test. For 24 GHz point-to-point/multipoint licensees the FCC has said that a showing of four links per million persons within a service area or service to an area that has very limited access to either wireless or wireline telecommunications services will meet the substantial service test. While the safe harbors are intended to provide guidance, they are not the only way for licensees to demonstrate substantial service. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering services to underserved consumers; however, there is little precedent in this area at this time. Accordingly, we believe that the level of service that will be considered "substantial" by the FCC at renewal may vary depending upon our type of product offering. Further, the FCC may modify our perception of substantial service and, in the future, we may encounter more stringent substantial service requirements. License renewal is not guaranteed and the FCC holds significant discretion in making renewal decisions. The loss of some number of our licenses could limit the expansion of our business and harm our operating results.

        We are required to demonstrate substantial service at the time the licenses are renewed, and the substantial majority of our licenses will be up for renewal commencing in 2010. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 and 39 GHz licenses, which expire in 2010 and beyond, but believe that our licenses will be renewed based on our significant network investment and expanding geographic coverage. However, since we are required to demonstrate substantial service at the time licenses are renewed and FCC precedent in the 24 GHz and 39 GHz bands remains thin and subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

        On October 6, 2006, we filed a request with the FCC seeking to have the terms and construction requirements of 214 "rectangular service area" 39 GHz band licenses extended. We asked the FCC to grant waivers to extend the licenses and waive the requirement that we demonstrate that we have provided substantial service at renewal until October 18, 2010, at which time other similar licenses we hold will be due for renewal. Our request is predicated upon the favorable changes in demand and technology since the earlier failures to commercialize the 39 GHz band, the efficiency of focusing on renewing our similarly situated wide-area licenses at the same time, and on the additional scale and scope available to us as a result of the First Avenue/FiberTower merger. On January 31, 2007, the FCC acted upon our request providing a blanket six-month extension until August 1, 2007 to complete construction for all the licenses with expiration dates between November 15, 2006 and June 9, 2007 (162 licenses). The remaining 52 licenses possessed expiration and build-out dates that occurred after August 1, 2007. We filed a Petition for Reconsideration or Clarification asking that the FCC consider further the original October 18, 2010 extension request.

        Three of the 214 licenses discussed in the original waiver request expired in 2006 and we met the safe harbor build out requirement for licenses, filed related renewal applications, and the FCC subsequently granted those renewals. The remaining 211 licenses expired in 2007. We filed renewal applications for all of them, and those applications, like the extension waiver, remain pending. The 211 licenses at issue represent approximately 15% of our total wide-area license holdings channel pops.

While renewal is not guaranteed and the FCC holds significant discretion in making renewal decisions, we submitted that in every case the license either: 1) met the safe harbor requirement; or 2) met the substantial service requirement.

The value of our FCC licenses could decline, which could materially affect our ability to raise capital, and could have a material adverse effect on our business and the value of our stock and the collateral for the notes.

        The carrying value of our wide-area fixed wireless FCC spectrum licenses comprises a significant portion of our assets. A decline in the value of our FCC licenses could negatively impact our ability to raise capital both privately and in the public markets and could significantly reduce the value and the attractiveness of our stock to investors. The value of any or all of our FCC licenses could decrease as a result of many factors, including:

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

  •
  with respect to spectrum in the U.S., contractual disputes with or the bankruptcy or other reorganization of the license holders, which could adversely affect control over the spectrum subject to such license;

  •
  the risk that competitors may over utilize point-to-point licensed spectrum and thus alter the FCC availability or allocation of such microwave radio spectrum in markets or geographic areas where we require it;

  •
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

        Prior to the merger with Old FiberTower, First Avenue had taken the position that it was not obligated to submit certain revenue reporting forms required by the FCC's rules to be filed by certain providers of telecommunications services. These forms are the basis of payments assessed by the FCC in support of universal service, numbering administration, telecommunications relay services for the deaf, and local number portability. There can be no assurance that the FCC will accept First Avenue's interpretation of its filing obligations in this respect. The FCC could determine that such revenue reporting filings should have been made and that FiberTower should be assessed a fine and/or be required to make any and all payments such filings might necessitate. While Old FiberTower filed such revenue reporting forms prior to the First Avenue/FiberTower merger, those revenues did not meet the FCC's threshold for Old FiberTower to make payments to the FCC's programs described above. There can be no assurance that the FCC would accept a decision by FiberTower to suspend such filings in the future.

FCC Regulation of radio frequency emissions and radio frequency environments may increase our costs and/or limit our operations.

        The FCC regulates the health and safety effects of radio frequency emissions for us and other wireless communications providers. Any FCC licensee whose emissions in an area exceed five percent (5%) of the total permissible emissions limit is responsible for ensuring that the site meets applicable health and safety requirements. The fixed wireless equipment we use is designed to operate at RF emission levels well below the FCC's standard. However, if we operate in an area where other higher

RF emitters are operating, we could nonetheless be required to cooperate with, and contribute financially to, efforts intended to bring the site within applicable health and safety limits.

FCC or Congressional action that requires Incumbent Local Exchange Carriers (ILECs) to artificially lower and cap their special access transport pricing could result in pricing pressure on FiberTower.

        The FCC and Congress possess the ability to require ILECs to artificially lower and cap their special access transport pricing. If the ILECs were required to significantly drop their backhaul pricing in our markets, our customers might then find our pricing unattractive.

FCC approval for conversion of the Notes, if required, may not be forthcoming or may result in adverse conditions to our business or to the holders of the Notes.

        If the conversion of the Notes into shares of our common stock would cause a change in control of FiberTower under the Communications Act of 1934, as amended and the FCC's rules, regulations or policies promulgated thereunder, the prior approval of the FCC would be required prior to any such conversion. There can be no assurance that, at the time the conversion is contemplated, the FCC would grant such an approval, or that the FCC would grant such an approval without adverse conditions.

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

        We rely on the security of our networks to deliver our services to customers. Because techniques used to obtain unauthorized access to or to sabotage networks change frequently and may not be recognized until launched against a target, we may be unable to anticipate or implement adequate preventive measures against unauthorized access or sabotage. Consequently, unauthorized parties may overcome these security systems and obtain access to data on the network. We may incur costs associated with the unauthorized use of our networks including administrative and capital costs associated with detecting, monitoring and reducing the incidence of fraud. In addition, because we operate and control the network and the customers' network connectivity, unauthorized access or sabotage of our network could result in damage to our network and to the computers or other devices used by customers or carriers. An actual or perceived breach of network security, regardless of whether the breach is our fault, could harm public perception of the effectiveness of our security measures, adversely affect our ability to attract and retain customers, expose us to significant liability and adversely affect our business prospects.

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

        We lease communications facilities from the owners of towers, rooftops, water towers, utility poles and other structures. We typically seek five year initial terms for our leases with three five year renewal options. The renewal options are generally at our option with a window of 90 to 180 days before the expiration of each term in which to terminate the agreement. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, we would have to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew leases on satisfactory terms, our business would be harmed.

We do business with affiliated third parties and may not have obtained the most advantageous terms possible.

        We lease communications facilities from two of our significant stockholders, American Tower, which received approximately 4% of our outstanding common stock pursuant to the First Avenue/FiberTower merger, and Crown Castle, which owns approximately 18% of our outstanding common stock. We may not have obtained the same lease terms with these stockholders as we might have obtained from unaffiliated providers.

Our limited exclusivity agreements with American Tower and Crown Castle could terminate if we fail to meet certain performance obligations under those agreements.

        We have limited exclusivity agreements with American Tower and Crown Castle under which they have each agreed not to compete directly with us as a provider of backhaul services and not to invest in other entities in 20 designated markets. If we are unable to meet certain minimum backhaul service level obligations required under these agreements, these exclusivity provisions will terminate. In addition, these agreements terminate in January 2009 or on certain change-in-control transactions affecting American Tower or Crown Castle. Any such termination of these exclusivity agreements could adversely affect our business.

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

        To be successful, we must attract, retain and motivate executives and other key employees and keep them focused on our strategies and goals. Competition for personnel throughout our industry is intense, and we may be unable to retain key employees or attract or retain other highly qualified employees in the future. If we are not successful in attracting new personnel or retaining and motivating our current personnel, our business and prospects could be adversely affected. Our future success depends to a significant extent on the skills, experience, performance and continued services of our senior management and other key personnel. We believe that our future success is highly dependent on our senior management to provide significant continuity in the execution of our growth plans. The loss of any members of our management team could harm our business. In January 2008, our President and Chief Executive Officer resigned and in August 2007 our Senior Vice President of Sales & Sales Operations resigned.

We have little experience with customer renewal rates and it is difficult to predict the extent of customer renewals for our services.

        We sell our services pursuant to service agreements that are generally for up to five years in length. Customers have no obligation to renew after the expiration of their initial subscription period and no assurance can be given that customers will renew at the same or higher levels of service, if at all. Moreover, under some circumstances, some of these customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We have limited historical data with respect to rates of customer renewals, and we cannot accurately predict future customer renewal rates. Renewal rates may decline or fluctuate as a result of a number of factors, including our customers' satisfaction or dissatisfaction with the services, the prices of the services, the prices of the services offered by competitors or mergers and acquisitions affecting our customer base. If customers do not renew their subscriptions for our services or if they renew on less favorable terms, revenues may decline and our business will suffer.

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

        We have substantially expanded our overall business, customer base, headcount and operations in recent periods. We increased our total number of full-time employees from 29 on December 31, 2003 to 221 on December 31, 2007. In addition, during this same period, we made substantial investments in network infrastructure, growing from 121 sites deployed and billing to 2,813 sites deployed and 2,148 deployed and billing sites as of December 31, 2007. We will need to continue to expand our business, including the number of billing sites. We anticipate that this expansion will require substantial management effort and significant additional investment in infrastructure. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, as Old FiberTower was not previously a public company. Our historic expansion has placed, and our expected future growth will continue to place, a significant strain on managerial, administrative, operational, financial and other resources. If we are unable to manage growth successfully, our business will be harmed.

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

        As of December 31, 2007, we have total indebtedness of $415.8 million, consisting of the Notes. The indenture governing the Notes will also allow us to enter into a senior secured credit facility and incur certain other additional indebtedness, including pari passu senior secured indebtedness in certain circumstances.

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

        Our certificate of incorporation and bylaws contain provisions that could make it harder for a third party to acquire us without the consent of our Board of Directors. For example, our certificate of incorporation provides that the Board of Directors can issue preferred stock at our discretion with respect to voting, conversion, distribution, and other rights given to stockholders, which may be used in a way to significantly dilute the ownership of a hostile acquirer. In addition, if a potential acquirer were to make a hostile bid for us, the acquirer would not be able to cumulate votes at a meeting, which would require the acquirer to hold more shares to gain representation on the Board of Directors than if cumulative voting were permitted. In addition, the members of our Board of Directors are elected on a staggered or classified basis, which could prevent or deter takeovers or changes in control by increasing the time it takes for a hostile acquirer to replace board members.

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

        Our Board of Directors could choose not to negotiate with an acquirer that it did not believe was in our strategic interests. If an acquirer is discouraged from offering to acquire us or prevented from successfully completing a hostile acquisition by these or other measures, stockholders could lose the opportunity to sell their shares at a favorable price.

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

        The following outlines significant leased properties and the square footage of these properties:

City/State	Approximate Square Footage
San Francisco, CA (HQ and administrative)	24,500
Iselin, New Jersey (Sales and administrative office)	8,400
Dallas, Texas (South Regional Field office)	5,400
Detroit, Michigan (Midwest Regional field office)	6,400
Sterling, Virginia (Northeast Regional field office)	9,200
Atlanta, Georgia (Southeast Regional field office)	3,360
Herndon, Virginia (office space)(1)	33,400

    (1)
    Former corporate office of Teligent, a predecessor company, which has been subleased to third party.

        FiberTower leases additional field operations office and warehouse space in Alpine, New Jersey; Brooklyn, New York; Broadview Heights, Ohio; Centennial, Colorado; Fort Worth, Texas; Foxboro, Massachusetts; Billerica, Massachusetts; Houston, Texas; Pine Brook, New Jersey; Tampa, Florida; San Antonio, Texas; Washington, District of Columbia; Charlotte, North Carolina; Freedom, Pennsylvania; and Woodbridge, Illinois.

        Our facilities are considered adequate for our current level of operations but may need to be expanded as the Company expands.

        FiberTower also leases nominal space at over 3,200 buildings, towers or other structures for network equipment installations as of December 31, 2007.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq Global Market under the symbol FTWR. Prior to the First Avenue/FiberTower merger on August 29, 2006, First Avenue, was traded on the Nasdaq Global Market under the symbol FRNS.

        The market price range for the common stock for the last two fiscal years as reported on the Nasdaq Global Market is as follows:

	PRICE RANGE
	High	Low
Fiscal year ended December 31, 2007
First Quarter	$6.07	$4.60
Second Quarter	$5.31	$3.85
Third Quarter	$4.75	$3.41
Fourth Quarter	$4.01	$1.83
Fiscal year ended December 31, 2006
First Quarter	$9.04	$5.01
Second Quarter	$15.90	$8.76
Third Quarter	$11.20	$6.00
Fourth Quarter	$9.63	$5.08

        On February 29, 2008, the closing price of our common stock as reported by the Nasdaq Global Market was $1.50 per share. There were 1,037 holders of record of our common stock on February 29, 2008.

        We have not paid any cash dividends in the past and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the expansion of our business and fund ongoing operations for the foreseeable future. Our Convertible Senior Secured Notes issued November 9, 2006 restrict the payment of any dividends.

        The following table provides information about the repurchase of our common stock during the three months ended December 31, 2007:

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Maximum value of shares that may yet be purchased under the program (2)
October 1 to October 31, 2007	—	—	—	—
November 1 to November 30, 2007	—	—	—	—
December 1 to December 31, 2007	3,106	$2.03	—	—

Total	3,106	$2.03	—	—

(1)
Shares shown were withheld to satisfy tax obligations arising upon the vesting of restricted stock. In April 2007, our Board of Directors authorized the repurchase of common stock at current market prices, limited to amounts necessary to fund income tax withholding obligations of employees with respect to such vesting.

(2)
We do not have a securities repurchase program.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical financial data for the years ended December 31, 2007, 2006, and 2005 are derived from Old FiberTower's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data for Old FiberTower for the years ended December 31, 2004 and 2003 are derived from Old FiberTower's audited financial statements not included in this Annual Report on Form 10-K.

        On August 29, 2006, First Avenue completed the First Avenue/FiberTower merger with Old FiberTower. The First Avenue/FiberTower merger was accounted for as a reverse acquisition under the purchase method of accounting. Under this accounting treatment, Old FiberTower was considered the acquiring entity and First Avenue was considered the acquired entity. First Avenue, as the surviving entity of the First Avenue/FiberTower merger, changed its name to FiberTower Corporation. The consolidated financial statements after the First Avenue/FiberTower merger reflect the financial results of Old FiberTower on a historical basis after applying the exchange ratio to historical share-related data, and include the results of operations of First Avenue from the effective date of the First Avenue/FiberTower merger. Accordingly, First Avenue's financial statements included in our reports filed with the SEC prior to the First Avenue/FiberTower merger are not comparable to the historical financial statements included in the following selected financial data.

	Year Ended December 31
	2007	2006	2005	2004	2003
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Service revenues	$27,144	$13,763	$6,224	$2,624	$736

Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	54,187	35,952	19,118	8,701	2,918
Cost of service revenues—Impairment of long-lived assets and other charges	17,561	589	106	—	—
Sales and marketing	7,906	6,479	3,822	2,572	1,572
General and administrative	27,026	18,038	4,444	2,529	1,405
Depreciation and amortization	18,459	9,077	3,096	1,233	563
Impairment of goodwill	147,893	—	—	—	—

Total operating expenses	273,032	70,135	30,586	15,035	6,458

Loss from operations	(245,888)	(56,372)	(24,362)	(12,411)	(5,722)
Other income (expense):
Interest income	18,159	6,326	2,683	485	140
Interest expense	(44,887)	(7,680)	(223)	(138)	(37)
Miscellaneous income (expense), net	469	448	(7)	(1)	(7)

Other income (expense), net	(26,259)	(906)	2,453	346	96

Net loss	$(272,147)	$(57,278)	$(21,909)	$(12,065)	$(5,626)

Basic and diluted net loss per share	$(1.90)	$(1.11)	$(4.92)	$(3.66)	$(2.77)
Weighted average number of shares used in per share amounts	143,048,767	51,542,046	4,457,456	3,297,796	2,030,067

	As of December 31
	2007	2006	2005	2004	2003
	(In thousands, except other operating data)
Balance Sheet Data:
Cash and cash equivalents	$228,030	$350,174	$112,936	$25,620	$15,249
Short-term investments	—	15,253	—	—	—
Restricted investments	36,979	70,522	3,480	—	—
Working capital	244,386	375,425	94,522	19,480	13,049
Property and equipment, net	240,799	171,612	77,199	26,823	7,690
FCC licenses	342,000	342,000	—	—	—
Goodwill	86,093	243,388	—	—	—
Total assets	955,555	1,216,478	195,849	57,102	24,067
Convertible senior secured notes	415,778	403,759	—	—	—
Other long term obligations	8,021	4,787	1,520	2,079	427
Convertible preferred stock	—	—	220,675	70,847	31,853
Stockholders' equity (deficit)	412,970	673,822	(48,539)	(22,832)	(10,819)
Other Operating and Non-GAAP Financial Data:
Number of sites deployed(1)	2,813	1,996	743	271	121
Number of customer locations billing(1)	3,851	1,804	699	195	70
Number of sites billing(1)	2,148	1,329	529	254	121
Number of billing T-1 equivalents on the network(1)	14,201	6,869	2,558	1,197	534
Adjusted EBITDA(2)	$(52,825)	$(40,519)	$(20,926)	$(10,944)	$(4,925)

(1)
As a result of the First Avenue/FiberTower merger, First Avenue's network of 79 deployed sites (all sold and billing) and 497 billing T-1s were added during 2006.

(2)
Adjusted EBITDA is not a substitute for operating income, net income (loss), or cash flow from operating activities as determined in accordance with Generally Accepted Accounting Principles, or GAAP, as a measure of performance or liquidity. See "Non-GAAP Financial Measures" for our reasons for including adjusted EBITDA in this report, for material limitations with respect to the usefulness of this measurement and for a reconciliation of total adjusted EBITDA to net income (loss).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. For a variety of reasons, including those described in "Forward-Looking Statements" and "Risk Factors," our actual results may differ materially. Except for our prices and unless otherwise specified, all dollar amounts presented under "Results of Operations" below are in thousands

        Since the First Avenue/FiberTower merger was accounted for as a reverse acquisition, our historical financial statements for periods prior to the First Avenue/FiberTower merger are the historical financial statements of Old FiberTower and include the results of First Avenue from and after the First Avenue/FiberTower merger. As a result, our historical financial statements may not be indicative of our future results of operations.

Company Overview

        We provide backhaul services to wireless carriers and began generating service revenues in 2003 by deploying our first network in Dallas, Texas. Backhaul is the transport of voice, video and data traffic from a wireless carrier's mobile base station, or cell site, to its mobile switching center or other exchange point where the traffic is then switched onto a fixed wireline telecommunications network. We compete with a range of diversified telecommunications services providers, primarily Incumbent Local Exchange Carriers, ("ILECs"), including AT&T, Verizon, Embarq, and Qwest. As of December 31, 2007, we had 221 employees.

        We have master service agreements with six of the eight largest U.S. wireless carriers and market our services in 13 markets solely in the U.S. through our direct sales force.

        As an important part of our business strategy, we seek to:

  (1)
  leverage our existing network and customer relationships by increasing utilization of existing assets;

  (2)
  continue to improve the efficiencies of our network and reduce network expenses;

  (3)
  sell additional bandwidth to our customers;

  (4)
  expand our markets based on identified demand;

  (5)
  continue to develop innovative solutions that meet the needs of our customers, and

  (6)
  allocate capital efficiently by balancing new site and market growth.

        The growth of our business depends substantially on the condition of the wireless communications industry. The willingness of customers to purchase our services is affected by numerous factors, including:

  (1)
  market demand for wireless services;

  (2)
  availability of alternative services at better price;

  (3)
  predictable deployment schedules, and

  (4)
  quality of our services.

        In order to provide backhaul services to our customers, we constructed networks in 13 markets. As we continue to expand our markets, we incur significant upfront costs for pre-development site evaluation, site leases, cost of new capital equipment and construction costs. These expenses are incurred well in advance of receiving revenues from customers. Beginning in late 2005, in order to shorten the time a customer had to wait between commitment and initial service delivery, we implemented a strategy to deploy networks where not all sites had committed customer orders at the start of deployment. We altered this strategy in early 2007 to only construct networks where the substantial majority of sites had a committed customer. However, as a consequence of our previous strategy, we have an inventory of sites where T-1 equivalents are available following completion of a deployment project, including some sites where no T-1 equivalents are being used to deliver services.

        During 2007, we achieved the following significant financial and operational milestones by:

  •
  The initial delivery of Ethernet-based links to Sprint Nextel under our 4G backhaul contract signed in the third quarter as we support their WiMax 4G network buildout, becoming the only backhaul services provider currently deploying the technology for a U.S. carrier;

  •
  The launching of our newest market in Atlanta involving multiple carriers;

  •
  Establishing a strategic agreement with an existing carrier customer in support of its Washington, D.C. deployment;

  •
  Driving revenue, managing cost structure and maximizing co-location sites in existing markets in order to move toward the goal of our market level operating cash flow becoming positive by the middle of 2008;

  •
  Continuing to deepen our penetration in our existing markets and diversifying our customer base, resulting in the expansion in billing T-1 equivalents and billing customer locations.

        As of December 31, 2007, we had deployed 2,813 sites, of which 2,148 had billing customers. A deployed site may not yet be billing for various reasons including:

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

  •
  The customer is not yet able to take delivery of the T-1 equivalent;

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

        Our business plan depends on the fact that most, if not all, sites will generate revenue at some future date sufficient to fully recover our investment in property and equipment. If we are unable to generate sufficient revenues from these sites in the future, our business, financial condition and results of operations would be adversely affected. We have recognized relatively limited amounts of revenues to date, have generated operating and net losses and negative cash flows and expect to generate operating and net losses and negative cash flows for the foreseeable future. (See "Liquidity and Capital Resources" below).

Service Revenues

        We generate revenue by charging a monthly recurring charge per T-1 equivalent. The duration of our customer contracts are generally three or five years.

        T-1 equivalents grow as we construct new sites for customers, sell T-1 equivalents to new customers at existing sites, or sell incremental T-1 equivalents to existing customers. The average monthly recurring charge ("MRC") per T-1 equivalent varies depending on geographic location, network configuration and volume discounts. In 2007, we experienced pricing declines as our MRC per T-1 equivalent declined from $239 in 2006 to $215 in 2007. The change in pricing continues primarily to be a function of our customer and market mix rather than aggressive pricing declines. Over the last three quarters of 2007, we have activated more sites in urban areas with zero mile T-1 equivalents, which command lower prices and also cost us less to deploy and maintain. In addition, certain volume discounts were reached by some of our customers during the year which also put some downward pressure on pricing. We expect to see price declines as we are in a competitive business. As a consequence, we will continue to focus on site-level margins and project return on investment calculations to ensure that they do not erode and will maintain our focus on cost reductions.

        We have derived a significant portion of our full-year historic revenues from the following customers as shown below:

	2007	2006	2005
AT&T Mobility	57%	70%	88%
Sprint Nextel	19%	14%	9%
T-Mobile	13%	7%	2%

        Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at December 31, 2007 and 2006:

	2007	2006
AT&T Mobility	45%	85%
Sprint Nextel	23%	10%
T-Mobile	21%	10%

        The percentage of total accounts receivable represented by AT&T Mobility at December 31, 2007 was lower than at December 31, 2006, as the December 31, 2006 balance included receivables for early terminations which were settled in the first quarter of 2007.

Costs and Expenses

        The major components of our cost of service revenues are:

  •
  Leasing.  We incur charges for site lease expense for space leased at our sites. For lease arrangements that have rent escalation provisions, we account for lease expense on a straight-line basis over the lease term.

  •
  Fiber Service Providers.  We pay charges to our fiber service providers for the purchase and lease of fiber.

  •
  Field Technicians.  These are charges primarily of engineering and maintenance personnel expenses including stock-based compensation.

  •
  Other.  This includes costs for site evaluation, site maintenance, power, program and project management, costs related to unsuccessful site acquisitions that are incurred during deployment and personnel costs to monitor the network.

        We expect cost of service revenues to increase significantly in future periods as we execute our business plan to grow our network operations.

        Construction of our network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. We regularly assess the realizability of costs accumulated in construction-in-progress as we execute our network build plans. In 2007, we conducted a re-design and implementation of enhanced internal controls associated with property and equipment that we completed in the fourth quarter of 2007. As a result of this effort and our normal realizability assessment process, we recorded an impairment charge of $12.4 million in the fourth quarter of 2007 to reduce network equipment and construction-in-
progress to net realizable value. During the third quarter of 2007, we suspended development activities in the Carolina's market and recorded impairment and other charges of $4.6 million. See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Consolidated Financial Statements for further information on both charges included in cost of service revenues for the year ended December 31, 2007.

        Sales and marketing expenses are comprised primarily of compensation and related benefits, including stock-based compensation and travel expenses. We expect sales and marketing expenses to increase in future periods as a result of expanding our operations.

        General and administrative expenses primarily consist of compensation and related benefits including stock-based compensation, recruiting fees, travel expenses, professional fees and insurance. We expect general and administrative expenses to increase in future periods as a result of expanding operations.

        Depreciation and amortization expenses primarily consist of depreciation related to the deployment of network sites and the amortization of certain intangible assets. We expect depreciation expense to increase in future periods as a result of deploying and commencing depreciation on additional sites.

        As a result of the impairment evaluations of goodwill performed during the third and fourth quarters of 2007, we recorded goodwill impairment charges totaling $147.9 million during 2007. See Note 6, Impairment of Goodwill, in the Notes to Consolidated Financial Statements for further information.

        Interest income and interest expense is primarily the result of interest earned on investment of cash proceeds and interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible senior secured notes issued in November 2006. See Note 7, Convertible Senior Secured Notes, in the Notes to Consolidated Financial Statements for further information.

Challenges Facing Our Business

        In addition to the risks described in the section entitled "Risk Factors," there are various challenges facing our business including deploying in a predictable manner, scaling our business and managing growth, acquiring new customers on existing sites, the concentrated nature of our customers and the emerging nature of our market.

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

        We are a relatively new entrant into a highly concentrated market with few potential customers in any particular market. Maintaining and growing our existing relationships with the leading wireless carriers and developing new relationships with other carriers are critical to our success.

        We operate in an emerging market. Our future success depends on an increased demand for wireless services for voice and other mobile broadband services such as transmissions of photos or videos and internet communication.

Internal Controls

        Beginning with the Annual Report on Form 10-K for our fiscal year ended on December 31, 2006, Section 404 of the Sarbanes-Oxley Act of 2002 required us to include a report by our management on our internal control over financial reporting. Such report contained an assessment by management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal control is effective. Also included in this Report was an opinion by our Independent Registered Public Accounting Firm on management's assessment of such internal control. Both management and our Independent Registered Public Accounting Firm concluded that FiberTower Corporation did not maintain effective internal control over financial reporting as of December 31, 2006. As discussed in Item 9A. Controls and Procedures, during the year ended December 31, 2007, our management implemented changes to our processes to improve our internal control over financial reporting. As a result of our process improvement, our management re-designed controls associated with property and equipment. Our management believes these control re-designs improved our internal control over property and equipment, but did determine that there was an insufficient period of time to demonstrate the operating effectiveness of the new controls and therefore a material weakness in the internal controls for property and equipment existed as of December 31, 2007.

        Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs and take up a significant amount of management's time and operational resources. The fact that we have identified a material weakness in our internal control over property and equipment during the year ended December 31, 2007, or our inability to assert in future years that our internal control over financial reporting is effective, could cause our business and operating results to be harmed.

Results of Operations

        Presented below are selected statements of operations data for the years ended December 31, 2007, 2006 and 2005 that have been derived from our audited consolidated financial statements which are presented elsewhere in this document. You should read this information together with the consolidated financial statements and related notes that are included elsewhere in this document. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:
(In thousands)

	Year Ended December 31,
	2007	2006	2005
Service revenues	$27,144	$13,763	$6,224
Cost of service revenues (excluding depreciation and amortization)	54,187	35,952	19,118
Cost of service revenues—impairment of long-lived assets and other charges	17,561	589	106
Sales and marketing	7,906	6,479	3,822
General and administrative	27,026	18,038	4,444
Depreciation and amortization	18,459	9,077	3,096
Impairment of goodwill	147,893	—	—
Interest income	18,159	6,326	2,683
Interest expense	44,887	7,680	223
Miscellaneous income (expense), net	469	448	(7)

Net loss	$(272,147)	$(57,278)	$(21,909)

        The following table sets forth selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Service revenues	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	200%	261%	307%
Cost of service revenues—impairment of long-lived assets and other charges	65%	4%	2%
Sales and marketing	29%	47%	61%
General and administrative	100%	131%	71%
Depreciation and amortization	68%	66%	50%
Impairment of goodwill	545%	—	—
Interest income	67%	46%	43%
Interest expense	165%	56%	4%
Miscellaneous income (expense), net	2%	3%	(0)%

Net loss	(1,003)%	(416)%	(352)%

  Non-GAAP Financial Measures

        We use the total adjusted EBITDA, which is a Non-GAAP (Generally Accepted Accounting Principles) financial measure to monitor the financial performance of our operations. This measurement, together with GAAP measures such as revenue and income from operations, assists management in its decision-making processes relating to the operation of our business. Adjusted EBITDA is defined as net income (loss) from operations before interest, taxes, depreciation and amortization, impairment charges, stock-based compensation and other income (expense) which is primarily the change in the fair value of the embedded derivative associated with the Notes. Adjusted EBITDA is not a substitute for operating income, net income (loss), or cash flow from operating activities as determined in accordance with GAAP, as a measure of performance or liquidity. In addition, our presentation of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. These non-GAAP financial measures should be viewed in addition to, and not as an alternative for, our reported financial results as determined in accordance with GAAP.

        The following table shows the calculation of our total adjusted EBITDA reconciled to net loss.

	Year Ended December 31,
	2007	2006	2005
Net loss	$(272,147)	$(57,278)	$(21,909)
Adjustments:
Depreciation and amortization	18,459	9,077	3,096
Stock-based compensation	9,150	6,402	234
Interest income	(18,159)	(6,326)	(2,683)
Interest expense	44,887	7,680	223
Impairment of goodwill	147,893	—	—
Impairment of long-lived assets and other charges	17,561	374	106
Miscellaneous (income) expense, net	(469)	(448)	7

Adjusted EBITDA	$(52,825)	$(40,519)	$(20,926)

  Year ended December 31, 2007 compared to year ended December 31, 2006

        Comparisons of service revenues and operating expenses between the year ended December 31, 2007 and 2006, are affected by the inclusion of the operating results of First Avenue for the full year 2007 and only for the last four months of 2006 following the August 29, 2006 First Avenue/FiberTower merger.

        Service revenues for the year ended December 31, 2007 increased 97% to $27.1 million from $13.8 million for the year ended December 31, 2006. This increase was primarily driven by the addition of 817 new deployed sites and greater penetration in existing markets, leading to a 107% increase in the number of billing T-1 equivalent lines during the previous 12 months. This increase was partially offset by lower average selling prices reflecting a different customer and geographic mix and volume discount targets achieved by certain customers. The average monthly recurring revenue per T-1 equivalent was $215 during 2007 compared to $239 in 2006. Included in the revenues for the year ended December 31, 2006 was $0.5 million relating to nonrecurring penalties incurred by a customer for the early termination of certain circuits.

        Cost of service revenues (excluding depreciation, amortization and impairment charges) increased 51% to $54.2 million for the year ended December 31, 2007, compared to $36.0 million for the year ended December 31, 2006. This was primarily due to site lease expense, fiber service provider charges and additional personnel costs incurred to support the billing sites that were added to the network during the past year. Also, for the year ended December 31, 2007, stock-based compensation expense recorded to cost of service revenues was $1.7 million compared to $1.1 million for 2006.

        Cost of service revenues for the year ended December 31, 2007 also includes $17.6 million related to the impairment of long-lived assets and other charges. See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Consolidated Financial Statements for further information on the following charges.

        In 2007, we conducted a re-design and implementation of enhanced internal controls associated with property and equipment that we completed in the fourth quarter of 2007. As a result of this effort and our normal realizability assessment process, we recorded an impairment charge of $12.4 million in the fourth quarter of 2007 to reduce network equipment and construction-in-progress to net realizable value.

        During the third quarter of 2007, we suspended development activities in the Carolina's market where we had not yet generated billing customers. Third party project management fees and construction costs, capitalized as construction-in-progress, had an aggregate net carrying value of

$4.4 million at September 30, 2007 and had no alternative use or salvage value. The resultant long-lived asset impairment charge of $4.4 million is included in cost of service revenues for the year ended December 31, 2007. In connection with the suspension of development activities in this market, we paid contract termination costs and one-time termination benefits totaling $0.2 million.

        Cost of service revenues also includes $0.6 million in each of the years ended December 31, 2007 and 2006, of long-lived asset impairment charges related to the decommissioning of sites.

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

        Sales and marketing expenses increased 22% to $7.9 million for the year ended December 31, 2007, compared to $6.5 million for the year ended December 31, 2006. This was primarily due to stock-based compensation expense of $1.6 million for the year ended December 31, 2007 compared to $0.7 million for 2006 and to higher commissions.

        General and administrative expenses increased 50% to $27.0 million for the year ended December 31, 2007, from $18.0 million for the year ended December 31, 2006. This increase is primarily due to higher professional and consulting fees relating to public company-related costs, stock-based compensation expense of $5.9 million for the year ended December 31, 2007 compared to $4.6 million for 2006 and higher facilities expense relating to the expansion of our corporate office and the addition of regional offices.

        Depreciation and amortization expense increased 103% to $18.5 million for the year ended December 31, 2007 from $9.1 million for the year ended December 31, 2006. This increase reflects $105.3 million in capital additions during 2007 driven by the addition of 817 new deployed sites during the year.

        As a result of the impairment evaluations of the fair value of the carrying amount of goodwill in the third and fourth quarters of 2007, we recorded goodwill impairment charges totaling $147.9 million during 2007. See Note 6, Impairment of Goodwill, in the Notes to Consolidated Financial Statements for additional information.

        Interest income increased 187% to $18.2 million for the year ended December 31, 2007 from $6.3 million for the year ended December 31, 2006. The increase was due to increased interest income resulting from the investment of cash proceeds from the $402.5 million of gross proceeds from the convertible notes issued in November 2006. Miscellaneous income includes the $0.6 million change in the fair value of the embedded derivative associated with the Notes.

        Interest expense increased to $44.9 million for the year ended December 31, 2007 from $7.7 million for the year ended December 31, 2006. The increase was primarily due to interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible notes issued in November 2006.

  Year ended December 31, 2006 compared to year ended December 31, 2005

        Comparisons of service revenues and operating expenses between the year ended December 31, 2006 and 2005, are affected by the inclusion of the operating results of First Avenue for the last four months of 2006 following the August 29, 2006 First Avenue/FiberTower merger.

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

        Cost of service revenues (excluding depreciation, amortization and impairment charges) increased 88% to $36.0 million for the year ended December 31, 2006, compared to $19.1 million for the year ended December 31, 2005, as a result of additional costs incurred to support the billing sites that were added to the network during 2006 and stock-based compensation of $1.1 million recorded to cost of service revenues in the year ended December 31, 2006. The acquisition of First Avenue contributed $1.3 million in cost of service revenues for the last four months of 2006. Cost of service revenues also includes $0.6 million and $0.1 million for the years ended December 31, 2006 and 2005, respectively, of long-lived asset impairment charges related to the decommissioning of sites.

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

        General and administrative expenses increased 306% to $18.0 million for the year ended December 31, 2006 from $4.4 million for the year ended December 31, 2005. This increase was the result of increases in personnel costs due to an increase in headcount, stock-based compensation, which contributed $4.6 million in expense for the year ended December 31, 2006, and professional fees. The acquisition of First Avenue contributed $2.6 million in general and administrative expenses for the last four months of 2006.

        Depreciation and amortization expense increased 193% to $9.1 million for the year ended December 31, 2006 from $3.1 million for the year ended December 31, 2005. This increase was due to an increase of 1,253 network sites that were deployed during the past 12 months.

        Interest income increased 136% to $6.3 million for the year ended December 31, 2006 from $2.7 million for the year ended December 31, 2005. The increase was due to increased interest income resulting from the investment of cash proceeds from the $150.0 million Series A Preferred Stock financing that closed in July 2005 and the $402.5 million of gross proceeds from the convertible notes issued in November 2006. Miscellaneous income includes the $0.5 million change in the fair value of the embedded derivative associated with the Notes.

        Interest expense increased to $7.7 million for the year ended December 31, 2006 from $0.2 million for the year ended December 31, 2005. The increase was primarily due to interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible notes issued in November 2006.

Performance Measures

        In managing our business and assessing our financial performance, we supplement the information provided by financial statement measures with several customer-focused performance metrics to assess the growth and evaluate the performance of our operations. In addition to traditional financial evaluations, including performance against budget, we also consider non-financial measurements, the most important of which are the number of sites deployed, number of sites billing, the number of customer locations billing and total T-1 equivalents billing. The number of sites deployed represents sites from which we could deliver our services in a particular market. Customer locations billing are carrier locations, at which we currently provide T-1 equivalents. A deployed site could have multiple customer (carrier) locations. The number of sites billing represents the number of deployed sites on which we currently have sold at least one T-1 equivalent to a customer. A T-1 equivalent is an increment of bandwidth that the Company sells of approximately 1.54 megabits per second. This can be for either TDM or Ethernet-based backhaul.

        We consider these to be key metrics because the number of sites constructed is a key factor in determining the amount of additional capital expenditures required to grow the network and the number of field personnel required to support our operations and sales growth. Sites billing, the number of customer locations billing and the number of T-1 equivalents per sites billing are all indicators of the productivity of the network.

        The following table shows annual key operating metric information.

	Year Ended December 31,
	2007	2006		2005
Billing Sites:
Billing sites added	819	800		275
Ending billing sites	2,148	1,329	(1)	529
Billing sites/Sites deployed	76%	67%		71%
Billing Customer Locations:
Billing customer locations added	2,047	1,105		504
Ending billing customer locations	3,851	1,804	(1)	699
Colo rate	1.79	1.36		1.32
Billing T-1 Equivalents:
Billing T-1 equivalents added	7,332	4,311		1,361
Ending billing T-1 equivalents	14,201	6,869	(1)	2,558
T-1 equivalents per customer location	3.69	3.81		3.66
T-1 equivalents/Billing sites	6.61	5.17		4.84
Average MRC per T-1 equivalent	$215	$239			(2)
Sites Deployed:
FiberTower sites constructed	817	1,253		472
Ending sites deployed	2,813	1,996	(1)	743

         (1)    As a result of the First Avenue/FiberTower merger, First Avenue's network of 79 deployed sites (all sold and billing) and 497 billing T-1s were added during 2006.

         (2)    The calculation of average MRC per T-1 was available beginning during 2006.

Billing Sites are the number of installed sites from which we currently provide T-1(s) to customer(s).

Customer Locations Billing are carrier locations at which we currently provide T-1(s). Our sites could have multiple customer locations.

Colo rate is the number of customer locations per billing site.

Billing T-1 Equivalent is either a T-1 or another increment of bandwidth of approximately 1.54 megabits per second.

Average MRC per T-1 Equivalent is the average monthly recurring revenue per T-1 Equivalent.

Sites Deployed represent the number of sites installed and ready for provision of services. Our sites can be located at cell towers or on rooftop locations.

        The following table shows quarterly key operating metric information.

	Three Months Ended
	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007	Dec. 31, 2006		Sept. 30, 2006		June 30, 2006		Mar. 31, 2006
Billing Sites:
Billing sites added	157	143	265	254	355		252		92		101
Ending billing sites	2,148	1,991	1,848	1,583	1,329	(1)	974	(1)	722		630
Billing sites/Sites deployed	76%	75%	75%	70%	67%		55%		56%		68%
Billing Customer Locations:
Billing customer locations added	599	433	613	402	470		307		135		193
Ending billing customer locations	3,851	3,252	2,819	2,206	1,804	(1)	1,334	(1)	1,027		892
Colo rate	1.79	1.63	1.53	1.39	1.36		1.37		1.42		1.42
Billing T-1 Equivalents:
Billing T-1 equivalents added	2,171	1,823	1,884	1,454	1,713		1,071		514		1,013
Ending billing T-1 equivalents	14,201	12,030	10,207	8,323	6,869	(1)	5,156	(1)	4,085		3,571
T-1 equivalents per customer location	3.69	3.70	3.62	3.77	3.81		3.87		3.98		4.00
T-1 equivalents/Billing sites	6.61	6.04	5.52	5.26	5.17		5.29		5.66		5.67
Average MRC per T-1 equivalent	$215	$218	$229	$234	$239			(2)		(2)		(2)
Sites Deployed:
FiberTower sites constructed	158	190	193	276	228		487		361		177
Ending sites deployed	2,813	2,655	2,465	2,272	1,996	(1)	1,768	(1)	1,281		920

          (1)     As a result of the First Avenue/FiberTower merger, First Avenue's network of 79 deployed sites at September 30 and December 31, 2006 (all sold and billing) and 495 and 497 billing T-1s at September 30 and December 31, 2006, respectively, were added.

          (2)     The calculation of average MRC per T-1 was available beginning with the fourth quarter of 2006.

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

        On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes due on November 15, 2012 ("Notes"). The Notes were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries ("Guarantees"). See Note 7, Convertible Senior Secured Notes, in the Notes to Consolidated Financial Statements for further information.

        Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We had unrestricted cash and cash equivalents and certificates of deposit of $228.3 million at December 31, 2007.

        We also require cash to service the interest on the Notes described above. Upon closing the sale of the Notes to the initial purchasers, we deposited into an escrow account $68.5 million of the net proceeds from the Notes offering, which, together with the proceeds from the investment thereof, will be sufficient to make the first four semi-annual interest payments on the Notes. Thereafter, we have the option to pay interest on any or all of the next four semi-annual interest payment dates in additional notes. On May 15, 2007 and November 15, 2007, we made our first two interest payments of $18.7 million and $18.1 million, respectively. Our ability to pay our expenses and make payments due on the Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control.

        We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will use approximately $75 million of cash for capital expenditures during 2008 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level with the business needs at that time. We intend to obtain financing through the issuance of additional equity or debt securities, or both. There can be no assurance that this additional financing will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets or incur additional debt, or we may need to refinance all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

Cash Flow Analysis

        Our principal liquidity requirements are primarily for working capital purposes and the expansion of our network through our investment in network equipment and site acquisition and construction costs.

Operating Activities:

        In 2007, net cash used in operating activities increased by $32.6 million to $68.9 million compared to cash used in operating activities of $36.3 million for the year ended December 31, 2006. The negative cash flow from operations in 2007 was primarily caused by a net loss of $272.1 million for the year, a decrease of $4.4 million in accounts payable due to the payment of vendors, partially offset by non-cash charges of $206.5 million as shown in the table below.

        In 2006, net cash used in operating activities increased by $30.7 million to $36.3 million compared to cash used in operating activities of $5.6 million for the year ended December 31, 2005. The negative cash flow from operations in 2006 was primarily caused by a net loss of $57.3 million for the year and a decrease of $2.6 million in accounts payable due to the payment of vendors, partially offset by non-cash charges of $17.5 million as shown in the table below.

        The following table shows non-cash charges included in net cash used in operating activities.

	Year Ended December 31,
	2007	2006	2005
Non-cash charges:
Depreciation and amortization	$18,459	$9,077	$3,096
Accretion of convertible notes	12,653	1,742	—
Stock-based compensation	9,150	6,402	234
Impairment of goodwill	147,893	—	—
Impairment charges on long-lived assets	17,561	589	106
Other, net	802	(342)	70

Total non-cash charges	$206,518	$17,468	$3,506

Investing Activities

        Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network. As of December 31, 2007, we provided services to 2,148 billing sites in 12 markets throughout the U.S., an increase of 819 billing sites during 2007. In addition, the Company began billing customers in the Atlanta market in the first quarter of 2008.

        Net cash used in investing activities were as follows (in thousands):

Period ended	Amount
Year ended December 31:
2007	$54,689
2006	124,291
2005	52,907

        In the years ended December 31, 2007, 2006 and 2005, we spent $105.3 million, $94.7 million and $53.1 million, respectively, in capital expenditures. In 2007, 2006 and 2005, we completed deployment of 817, 1,253 and 472 new sites, respectively. In 2007, additional capital spending went into deploying incremental customers at existing sites relative to 2006. In addition, the Company incurred capital expenditures to support site builds in 2008. We anticipate that we will use approximately $75 million of cash for capital expenditures during 2008 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

        In the year ended December 31, 2007, our restricted cash and investments were reduced by $33.5 million reflecting our first two semi-annual interest payments in May and November 2007 of $36.8 million on the Convertible Senior Secured Notes, not all of which was paid out of restricted cash. As of December 31, 2007 we have no short-term investments, with the $15.3 million net purchases and maturities of such during 2007, utilized in current operations.

        In 2006, we received $52.1 million in cash and maturing certificates of deposit from our merger with First Avenue Networks, net of $2.0 million in transaction-related expenses. In addition, we purchased $68.5 million in U.S. Treasury securities to fund the restricted escrow account established to pay for the first four semi-annual interest payments on the Notes mentioned above.

  Financing Activities

        On November 9, 2006, we completed the sale of the Convertible Senior Secured Notes and Guarantees, which provided $388.2 million in net proceeds. The Notes were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries. As part of the private placement, we incurred $14.3 million in debt issuance costs that were paid at closing. See Note 7, Convertible Senior Secured Notes, in the Notes to Consolidated Financial Statements for further information.

        Net cash was also provided by the exercise of stock options and amounted to $1.8 million, $0.7 million and a negligible amount in 2007, 2006 and 2005, respectively.

        Cash provided by financing activities in 2005 was derived almost exclusively from the proceeds of various series of Old FiberTower preferred stock financings that provided proceeds of $149.8 million, net of closing costs. All of Old FiberTower's preferred stock was converted into common stock in 2006 in connection with the First Avenue/FiberTower merger. In 2005, $4.0 million in cash was used in financing activities for loans to stockholders. These notes receivable from stockholders were repaid in 2006 in connection with the First Avenue/FiberTower merger.

Debt Obligations and Restricted Cash and Investments

        At December 31, 2007, we had unrestricted cash and cash equivalents of $228.3 million that were held in bank accounts, money market mutual funds, short-term obligations and commercial paper issued by major U.S. and foreign corporations and financial institutions.

        In addition, at December 31, 2007, we had total restricted cash and investments of $37.0 million, comprised of $35.3 million of principal and interest invested in restricted U.S. Treasury securities under the terms of the Notes noted above. At December 31, 2007, we had an additional $1.7 million of restricted cash and cash equivalents primarily related to a service supplier agreement. We also maintain letters of credit in connection with other obligations totaling $0.6 million at December 31, 2007, with their final expiration in June 2011. These were collateralized by cash equivalents of $0.4 million at December 31, 2007.

        We believe we have limited exposure to financial market risk including changes in interest rates. We believe the fair value of the investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short term nature of the investment portfolio.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2007 (in thousands):

		Payments Due by Period
	Total	Fiscal 2008	Fiscal 2009- 2010	Fiscal 2011- 2012	Beyond Fiscal 2012
Contractual Obligations:
Operating lease obligations	$187,244	$23,339	$45,935	$43,990	$73,980
Asset retirement obligations	3,311	—	—	—	3,311
Convertible senior secured notes	685,906	36,225	72,450	577,231	—
Other Commerical Commitments:
Letters of credit	530	396	—	134	—
Total	$876,991	$59,960	$118,385	$621,355	$77,291

Future Liquidity and Capital Resource Requirements

        Based upon our current plans, we believe that our existing cash and cash equivalents and certificates of deposit of $228.3 million, will be sufficient to cover our estimated liquidity needs for at least the next twelve months. We anticipate that we will use approximately $75 million of cash for capital expenditures during 2008 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available cash. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and significantly modify our cash requirements.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. For additional information regarding our critical accounting policies and estimates, see Note 2, Summary of Significant Accounting Polices, in the Notes to Consolidated Financial Statements. The application of these policies requires us to make estimates that affect the reported amount of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We base our accounting estimates on historical experience and other factors which we believe to be reasonable under the circumstances. However, actual results may vary from these estimates under different assumptions or conditions. Management has discussed the development and selection of critical accounting policies and estimates with our Audit Committee.

        We believe that the following critical accounting policies represent the more significant judgments and estimates made in the preparation of our consolidated financial statements.

        Revenue and Expense Recognition—We recognize revenues when: (1) persuasive evidence of an arrangement exists, (2) the services have been provided to the customer, (3) the sales price is fixed or determinable and (4) the collection of the sales price is reasonably assured. Amounts billed in advance of providing service are deferred and recorded as deferred revenues. Incremental direct costs of service activation are charged to expense as incurred. We purchase electricity and lease co-location site space from certain of our customers. We receive an identifiable benefit in exchange for the amounts paid to our customers and we can reasonably estimate the fair value of the purchased electricity and leased tower site space. Therefore, we charge such amounts to cost of service revenues as incurred, unless the amount paid exceeds the respective fair value, in which case the differential is recorded as a reduction of service revenues. Other consideration provided to customers, such as customer incentives, is recorded as a reduction of service revenues.

        Accounts Receivable Allowances—We encounter billing disputes with certain customers in the ordinary course of business. We believe the impact of such disputes on our accounts receivable and service revenues is reasonably estimable based on historical experience. Accordingly, we maintain an allowance, through charges to service revenues, based on management's best estimate of the ultimate resolution of customer disputes. We provided an allowance for billing disputes of a negligible amount as of December 31, 2007 and $0.2 million as of December 31, 2006.

        We perform ongoing evaluations of our customers' financial condition and generally do not require collateral or other credit enhancements. We will record an allowance for bad debts based on historical experience and our best estimate of future credit losses. We provided an allowance for doubtful accounts of $0.2 million as of December 31, 2007 and a negligible amount as of December 31, 2006.

        Useful Life Assignments and Impairment Evaluations Associated with Long-Lived Assets, including Intangible Assets—Property and equipment, which consists principally of network equipment and capitalized site development costs, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives ranging from three to ten years. Depreciation is commenced when the assets are placed in service. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. The economic lives are estimated at the time assets are placed in service and are based on historical experience and anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods.

        In assessing the recoverability of our property and equipment, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized whenever (i) the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset and (ii) the fair value of the asset is less than its carrying value. When an impairment loss is identified, the carrying value of the asset is reduced to its fair value. Such impairment losses were identified in the third and fourth quarters of 2007. See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Consolidated Financial Statements for further information.

        As described more fully below, we evaluate our intangible assets with indefinite lives for impairment annually and between annual evaluations if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where required, an impairment provision will be recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. In the third and fourth quarters of 2007, we tested our intangible assets pursuant to the guidance in SFAS 142, Goodwill and Other Intangible Assets. This testing resulted in impairment charges against the recorded goodwill in the third and fourth quarters of 2007. See Note 6, Impairment of Goodwill, in the Notes to Consolidated Financial Statements for further information.

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

        Our licenses are integral to our business. As a result, we believe that we must focus on protecting this valuable asset as our business plan evolves. Under FCC rules, wide-area licenses in the 24 GHz and 39 GHz bands are renewed if the licensee files a renewal application at license expiration wherein the licensee demonstrates its engagement in supplying services or related activities to satisfy the FCC's substantial service standard. We will continue to lease spectrum, utilizing this non-capital intensive method to put more of our FCC licenses to work. We may also introduce new product offerings utilizing our spectrum. Under our current business plan, we believe that we will meet the FCC's "substantial service" requirement as of the various license renewal dates yet recognize that FCC precedent still remains thin in this area and renewals are not guaranteed. Accordingly, we will continue to routinely assess our progress toward meeting these requirements. If at any time we determine that we will most likely not meet these requirements, we will first test the FCC licenses for impairment and then we will modify the life of the particular FCC licenses and begin amortizing the cost over the remaining license period.

        We estimate the fair value of our FCC licenses using a discounted cash flow model. Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management's estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include our weighted average cost of capital and long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. We corroborate our determination of fair value of the FCC licenses, using the discounted cash flow approach described above, with other market-based valuation metrics. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible asset and charged to results of operations. If actual results are not consistent with our assumptions and estimates, we may be required to record to an impairment charge associated with indefinite-lived intangible assets. Although we do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our FCC licenses or using a methodology other than a discounted cash flow model could result in different values for our FCC licenses and may affect any related impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate and management's future business plans. A change in management's future business plans or disposition of one or more FCC licenses could result in the requirement to test certain other FCC licenses. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived FCC licenses, we would be required to test these intangible assets for impairment in accordance with SFAS 142 and amortize the intangible asset over its remaining useful life.

        For the license impairment test performed as of November 1, 2007, the fair value of the FCC licenses was in excess of its carrying value. At December 31, 2007 and 2006, FiberTower's FCC licenses had a carrying value of $342.0 million, which was based on a valuation of First Avenue's assets that was prepared in connection with the merger of First Avenue and Old FiberTower.

        Goodwill—The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. Under the provisions of SFAS 142, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. In the third and fourth quarters of 2007, we tested the fair value of our goodwill pursuant to the guidance in SFAS 142. This testing resulted in impairment charges totaling $147.9 million against the recorded goodwill. See Note 6, Impairment of Goodwill, in the Notes to Consolidated Financial Statements for further information.

        We have one reporting unit for consideration in the application of the impairment requirements of SFAS 142. When determining the fair value of this reporting unit, we consider both observed market equity values based on our publicly-traded stock price and the income approach, which requires estimates of future operating results and cash flows discounted using an appropriate discount rate. If these estimates or their related assumptions change in the future, we may be required to record additional impairment charges. As a result of further declines in market equity value, the Company expects that an additional impairment test of goodwill will be required in the first quarter of 2008 which could lead to additional material impairment charges, including possibly, the entire remaining $86.1 million balance of goodwill at December 31, 2007. Our stock price could decline as a result of such a charge to earnings.

        Asset Retirement Obligations—We account for asset retirement obligations in accordance with SFAS No. 143, Accounting for Asset Retirement Obligations. We recognize liabilities for asset retirement obligations relating to the estimated costs of removing network equipment from our leased co-location sites, as stipulated in the related lease agreements. The asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of their fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived assets and depreciated on a straight-line basis over their estimated useful life of ten years. We calculate the net present value of the retirement obligation assuming a credit-adjusted, risk-free interest rate of 12%. We also assume the settlement date for removing the network equipment from our leased co-location sites to be ten years from the date the asset is placed into service, which is the expected term of the related leases. We monitor the estimates and assumptions used in determining our asset retirement obligations and adjust them accordingly if deemed necessary.

        Deferred Taxes—SFAS 109, Accounting for Income Taxes, requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates, which are not permitted to be considered. We record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based on our best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for and amount of the allowance is subject to adjustment in the future. Specifically, in the event we were to determine that we would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. The valuation allowance does not alter our ability to utilize the underlying tax net operating loss carryforwards in the future, the utilization of which is limited to achieving future taxable income. We currently have a full valuation allowance against our net deferred tax assets at December 31, 2007.

        In the event we were to determine that we would be able to realize the deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax valuation allowance would be reported as follows. To the extent any of the approximately $115 million of valuation allowance associated with the First Avenue/FiberTower merger is subsequently reversed, it will be recognized first as a reduction of goodwill, then as a reduction of other intangible assets, and, lastly, as a reduction of that period's income tax expense. To the extent any of the valuation allowance related to First Avenue's predecessor is subsequently reversed as a result of the use of net operating loss carryforwards, it will be recognized as a direct addition to additional paid in capital. To the extent that an adjustment to the valuation allowance arises for any other reason, it will be recorded as a reduction of income tax expense in the period such determination is made.

        Leases—We lease our office space, certain network facilities and vehicles under operating leases, and account for these leases in accordance with SFAS No. 13, Accounting for Leases. Most of our operating lease arrangements represent agreements made with landlords for space leased at our co-location sites. The term of these agreements is typically for five years and we have the unilateral ability and intent to extend the term of these site lease agreements such that the minimum lease periods equal or slightly exceed the estimated 10-year useful lives of the property and equipment located at such leased sites. We also do not believe there are any explicit or implicit "penalties," as defined in SFAS No. 98, Accounting for Leases, for failure to renew any site leases at the end of the respective assumed lease terms of approximately 10 years that would extend the lease term past the assumed terms of approximately 10 years. For leases that contain scheduled rent escalation provisions, we record the total rent payable during the lease term on a straight-line basis over the lease term.

        Stock-Based Compensation—We account for stock-based compensation in accordance with SFAS 123R, Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

        We use the Black-Scholes-Merton option pricing model to determine the estimated fair value of stock options on the date of grant. The determination of the estimated fair value is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the option, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends.

        We estimate our expected stock price volatility based on the historical volatility of our stock price as well as the historical volatilities of similar public companies in the telecommunications industry. The expected term of the option is based on the guidance in the SEC Staff Accounting Bulletin No. 107. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. We have not and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Consequently, we use an expected dividend yield of zero in the option pricing model.

        We determine the fair value of each restricted common stock award based on the fair value of our common stock at the date of award.

        We are required to estimate forfeitures at the time of award and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting award forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

        If we use different assumptions for estimated stock-based compensation expense in future periods or if actual forfeitures differ materially from our estimated forfeitures, the change in our stock-based compensation expense could materially affect our operating expenses, net loss and net loss per share.

        See Note 10, Stockholders' Equity and Stock-Based Compensation, in the Notes to Consolidated Financial Statements for information regarding the SFAS 123R disclosures.

Related Party Transactions

        During the years ended December 31, 2007 and 2006, we leased co-location space from certain stockholders that (i) own greater than 10% of our outstanding equity securities and/or (ii) have representatives who serve on our Board of Directors. One of these related parties also provided us with certain services pertaining to its network operations center during such years. The aggregate operating expenses included in the accompanying statements of operations for years ended December 31, 2007, 2006 and 2005, pertaining to these lease and service arrangements were approximately $2.1 million, $1.7 million and $0.4 million, respectively.

        During the years ended December 31, 2007, 2006 and 2005, (i) a member of our Board of Directors and (ii) one of our investors served as consultants to the Company on various aspects of our business and strategy. These individuals were compensated for their services with varying amounts of cash and stock options, which we do not consider to be material to the accompanying consolidated financial statements.

        Representatives from two entities holding approximately 28% of the outstanding common stock serve on our Board of Directors. A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 15% of our outstanding common stock regarding its investments, including its holdings in the Company.

        The Executive Chairman of our board of directors, serves as a director of Tessco Technologies Incorporated. Tessco supplies us with various materials which are used in our business operations. During the years ended December 31, 2007 and 2006, we paid Tessco approximately $0.8 million and $0.7 million, respectively. Tessco was not supplier to us in 2005.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        At December 31, 2007, we had unrestricted cash and cash equivalents and certificates of deposit of $228.3 million that were held in bank accounts, money market mutual funds, short-term obligations of the Federal Home Loan Mortgage Corporation and commercial paper issued by major U.S. and foreign corporations and financial institutions. At December 31, 2007, we had no investments with maturities greater than 93 days.

        We are adverse to principal loss and intend to ensure the safety and preservation of our invested funds by limiting default and market risk. We intend to continue to invest our cash and cash equivalents in high quality short-term (less than three months' maturity) obligations issued by major corporations and financial institutions.

        As of December 31, 2007, we believe we have limited exposure to financial market risk, including changes in interest rates, because our investments have a maturity of less than three months. We believe the fair value of the investment portfolio will not be significantly impacted by changes in interest rates due mainly to the short-term nature of the investment portfolio, although future interest income would be impacted by changes in interest rates as well as the amount of funds available to be invested in such securities.

        Our Convertible Senior Secured Notes, with a maturity of November 2012, bear a fixed coupon rate of 9% and a total interest yield of 12% per annum. The fair value of such Notes is dependent upon a number of factors including future interest rates and the market value of FiberTower's common stock. The Notes are traded in a very thinly traded resale market. We do not hedge our debt obligations or engage in any derivative investments to offset the impact of future changes in the market value of the Notes. Future increases in interest rates would decrease the fair value of the Notes while decreases in rates would likely have the opposite effect. At December 31, 2007, the fair value and amortized cost of our Notes were $369.8 million and $415.8 million, respectively.

        We have not held derivative financial or commodity instruments in the past and have no current plans to do so in the future. We have not conducted business in foreign currencies in the past and have no current plans to do so in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FiberTower Corporation

        We have audited the accompanying consolidated balance sheets of FiberTower Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FiberTower Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation as of January 1, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of FiberTower Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2008 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California March 17, 2008

FIBERTOWER CORPORATION

Consolidated Balance Sheets

(In thousands, except par value)

	December 31, 2007	December 31, 2006
Assets:
Current assets:
Cash and cash equivalents	$223,330	$345,174
Certificates of deposit	5,000	5,000
Short-term investments	—	15,253
Restricted cash and investments, current portion	35,757	35,616
Accounts receivable, net of allowances of $151 and $161 at December 31, 2007 and 2006, respectively	3,684	2,904
Prepaid expenses and other current assets	1,840	2,624

Total current assets	269,611	406,571
Restricted cash and investments	1,222	34,906
Property and equipment, net	240,799	171,612
FCC licenses	342,000	342,000
Goodwill	86,093	243,388
Debt issuance costs, net	11,855	14,009
Intangible and other long-term assets, net	3,975	3,992

Total assets	$955,555	$1,216,478

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$13,672	$18,039
Accrued compensation and related benefits	3,369	4,246
Accrued interest payable	4,629	5,333
Other accrued liabilities	3,555	3,528

Total current liabilities	25,225	31,146
Other liabilities	487	1,020
Deferred rent	4,223	1,648
Asset retirement obligations	3,311	2,119
Convertible senior secured notes	415,778	403,759
Deferred tax liability	93,561	102,964

Total liabilities	542,585	542,656
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 400,000 shares authorized, 146,242 and 144,971 shares issued and outstanding at December 31, 2007 and 2006, respectively	146	145
Additional paid-in capital	787,371	776,077
Accumulated deficit	(374,547)	(102,400)

Total stockholders' equity	412,970	673,822

Total liabilities and stockholders' equity	$955,555	$1,216,478

See accompanying notes.

FIBERTOWER CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
Service revenues	$27,144	$13,763	$6,224
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	54,187	35,952	19,118
Cost of service revenues—Impairment of long-lived assets and other charges	17,561	589	106
Sales and marketing	7,906	6,479	3,822
General and administrative	27,026	18,038	4,444
Depreciation and amortization	18,459	9,077	3,096
Impairment of goodwill	147,893	—	—

Total operating expenses	273,032	70,135	30,586

Loss from operations	(245,888)	(56,372)	(24,362)

Other income (expense):
Interest income	18,159	6,326	2,683
Interest expense	(44,887)	(7,680)	(223)
Miscellaneous income (expense), net	469	448	(7)

Total other income (expense), net	(26,259)	(906)	2,453

Net loss	$(272,147)	$(57,278)	$(21,909)

Basic and diluted net loss per share	$(1.90)	$(1.11)	$(4.92)

Weighted average number of shares used in per share amounts:
Basic and diluted	143,049	51,542	4,457

See accompanying notes.

FIBERTOWER CORPORATION
Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)
(In thousands)

			Stockholders' Equity
	Convertible Preferred Stock
			Common Stock			Notes Receivable from Stockholders
					Additional Paid-in Capital		Deferred Stock-based Compensation	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	30,041	$70,847	5,245	$5	$376	$—	$—	$(23,213)	$(22,832)
Issuance of convertible preferred stock, Series A, net of issuance costs of $172	45,608	149,828	—	—	—	—	—	—	—
Conversion of convertible preferred stock, Series A-1, Series B and Series C, into convertible preferred stock, Series A	(7,586)	—	—	—	—	—	—	—	—
Issuance and remeasurement of stock options granted to nonemployees for services rendered	—	—	—	—	4	—	—	—	4
Issuance of common stock upon exercise of stock options	—	—	111	—	47	—	—	—	47
Issuance of common stock to nonemployee for services rendered	—	—	15	—	14	—	—	—	14
Issuance of notes receivable from stockholders	—	—	—	—	—	(4,000)	—	—	(4,000)
Accrual of interest on notes receivable from stockholders	—	—	—	—	—	(79)	—	—	(79)
Deferred stock-based compensation	—	—	—	—	238	—	(49)	—	189
Amortization of deferred stock-based compensation	—	—	—	—	—	—	27	—	27
Net loss	—	—	—	—	—	—	—	(21,909)	(21,909)

Balance at December 31, 2005	68,063	220,675	5,371	5	679	(4,079)	(22)	(45,122)	(48,539)
Issuance of common stock upon exercise of stock options	—	—	1,028	2	658	—	—	—	660
Accrual of interest on notes receivable from stockholders	—	—	—	—	—	(106)	—	—	(106)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	22	—	22
Conversion of preferred stock to common stock	(68,063)	(220,675)	68,063	68	220,607	—	—	—	220,675
Issuance of shares in connection with merger	—	—	67,204	67	547,593	—	—	—	547,660
Awards of restricted shares of common stock, net of cancellations	—	—	3,275	3	(3)	—	—	—	—
Repayment of notes receivable and accrued interest from stockholders	—	—	—	—	—	4,185	—	—	4,185
Employee stock-based compensation expense	—	—	—	—	6,366	—	—	—	6,366
Issuance of common stock to nonemployee for services	—	—	30		177	—	—	—	177
Net loss	—	—	—	—	—	—	—	(57,278)	(57,278)

Balance at December 31, 2006	—	—	144,971	145	776,077	—	—	(102,400)	673,822
Issuance of common stock upon exercise of stock options	—	—	1,290	1	1,768	—	—	—	1,769
Awards of restricted shares of common stock, net of cancellations	—	—	(6)	—	—	—	—	—	—
Repurchases of common stock	—	—	(13)	—	—	—	—	—	—
Employee stock-based compensation expense	—	—	—	—	9,526	—	—	—	9,526
Net loss	—	—	—	—	—	—	—	(272,147)	(272,147)

Balance at December 31, 2007	—	$—	146,242	$146	$787,371	$—	$—	$(374,547)	$412,970

See accompanying notes.

FIBERTOWER CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Operating activities
Net loss	$(272,147)	$(57,278)	$(21,909)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,459	9,077	3,096
Decline in value of embedded derivative	(634)	(483)	—
Accretion of convertible notes	12,653	1,742	—
Accretion of investments in debt securities	(1,791)	(480)	—
Accretion of asset retirement obligations	327	205	65
Amortization of debt issuance costs	2,154	300	—
Stock-based compensation	9,150	6,402	234
Loss on disposal of equipment	746	116	5
Impairment of long-lived assets and other charges	17,561	589	106
Impairment of goodwill	147,893	—	—
Net changes in operating assets and liabilities (excluding impact of business acquisition):
Accounts receivable, net	(780)	(1,999)	(495)
Prepaid expenses and other current assets	784	(651)	(651)
Other long-term assets	(284)	(703)	(158)
Accounts payable	(4,367)	(2,628)	11,661
Accrued compensation and related benefits	(877)	1,507	1,151
Accrued interest payable	(704)	5,333	—
Other accrued liabilities and deferred rent	2,933	2,630	1,243

Net cash used in operating activities	(68,924)	(36,321)	(5,652)
Investing activities
Cash and cash equivalents acquired in merger, net of merger-related costs	—	36,732	—
Maturities of certificates of deposit	—	15,327	—
Purchases of short-term investments	(75,603)	(15,253)	—
Maturities of short-term investments	91,191	—	—
Maturities of restricted cash and investments	35,000	2,052	170
Purchase of restricted securities	—	(68,479)	—
Purchase of property and equipment	(105,277)	(94,670)	(53,077)

Net cash used in investing activities	(54,689)	(124,291)	(52,907)
Financing activities
Proceeds from issuance of convertible notes, net	—	388,190	—
Proceeds from issuance of convertible preferred stock, net	—	—	149,828
Proceeds from exercise of stock options	1,769	660	47
Repayment (issuance) of notes receivable from stockholders	—	4,000	(4,000)

Cash provided by financing activities	1,769	392,850	145,875

Net increase (decrease) in cash and cash equivalents	(121,844)	232,238	87,316
Cash and cash equivalents at beginning of year	345,174	112,936	25,620

Cash and cash equivalents at end of year	$223,330	$345,174	$112,936

Supplemental Disclosures
Cash paid for interest	$36,872	$109	$—

Noncash investing and financing activities:
Fair value of First Avenue Networks' common stock at date of merger	$—	$520,160	$—

Fair value of First Avenue Networks' common stock options and warrants assumed at date of merger	$—	$27,501	$—

Conversion of convertible preferred stock to common stock	$—	$220,675	$—

See accompanying notes.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements

Note 1—Organization and Business

        Organization and operations—FiberTower Corporation (formerly known as First Avenue Networks, Inc. ("First Avenue") and collectively with its subsidiaries, the "Company") was incorporated in 1993 in the State of Delaware to build and operate a shared high-capacity backhaul network for wireless operators and service providers in the United States.

        The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice, video and data traffic from a wireless carrier's mobile base station, or cell site, to their mobile switching center or other exchange point where the traffic is then switched onto a fixed wireline telecommunications network. The Company utilizes its comprehensive wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. The Company's services allow wireless carriers to optimize their networks, enabling significant improvements in their availability, reliability, scalability and cost, while providing a long-term solution for the increasing demand for backhaul capacity. As of December 31, 2007, the Company had master service agreements with six of the eight largest U.S. wireless carriers. Through these master service agreements and other customer agreements, the Company provided services to 2,148 billing sites in 12 markets throughout the U.S. as of December 31, 2007. In addition, the Company expects to begin billing customers in the Atlanta market in the first quarter of 2008.

        The Company's spectrum portfolio includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.5 billion channel pops, calculated as the number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels.

        The Company is subject to a number of risks associated with its relatively early stage of development, including, but not limited to, dependence on key employees, dependence on key customers and suppliers, potential competition from larger, more established companies, the ability to develop and bring new services or products to market (including expansion of the Company's network), the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support its growth.

        The Company has incurred losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $374.5 million at December 31, 2007. Through December 31, 2007, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenue could have a material adverse effect on the Company's results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

        First Avenue/FiberTower merger transaction—On August 29, 2006, FiberTower Network Services Corp. (formerly known as "FiberTower Corporation" and referred to hereinafter as "Old FiberTower") and First Avenue completed a merger pursuant to a merger agreement (the "Merger Agreement") dated May 14, 2006. Under the terms of the Merger Agreement, all of the outstanding shares of Old FiberTower's Series A Convertible Preferred Stock ("Series A") were converted to shares of Old FiberTower's common stock immediately prior to the completion of the merger. Accordingly, First Avenue issued 73,885,330 shares of common stock in exchange for all of the issued and outstanding common shares of Old FiberTower. In addition, First Avenue issued options for 4,206,682 shares of its common stock in exchange for all of the outstanding stock options of Old FiberTower. However, since this transaction has been accounted for as a reverse acquisition of First Avenue by Old FiberTower, the

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 1—Organization and Business (Continued)

financial statements reflect the transaction as if Old FiberTower had issued consideration to First Avenue shareholders.

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

        In order to affect the merger described above, each share of Old FiberTower common stock was exchanged for .3040542 shares of the Company's stock. Accordingly, the numbers of common and preferred shares, par values and per share information included herein has been retroactively restated to give effect to the merger.

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

        Use of estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ materially from those estimates. The Company's critical accounting estimates include (i) useful life assignments and impairment evaluations associated with long-lived assets, including intangible assets, (ii) revenue recognition, (iii) establishment of accounts receivable allowances, (iv) asset retirement obligations, (v) deferred rent, (vi) valuation of derivatives embedded in the Company's convertible senior secured notes, (vii) valuation of Old FiberTower's common stock and the Company's stock-based awards, and (viii) establishment of valuation allowances associated with deferred tax assets.

        Cash equivalents—The Company considers short-term, highly liquid investments with an original maturity of three months or less to be cash equivalents. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all cash equivalents as available-for-sale at the time of purchase, and it re-evaluates such designation at each balance sheet date. Cash equivalents are stated at their cost adjusted for accretion of discounts and amortization of premiums. Such adjusted cost approximates the fair market values of the Company's cash equivalents as of December 31, 2007 and 2006. Unrealized

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

gains and losses on available-for-sale securities were insignificant at December 31, 2007 and 2006. The Company's cash equivalents, including restricted balances, consisted of money market mutual funds, bankers acceptances, and commercial paper issued by major U.S. and foreign corporations with an aggregate adjusted cost and fair market value of $215.8 million and $336.2 million as of December 31, 2007 and 2006, respectively. Accretion of discounts and amortization of premiums on cash equivalents are included in interest income.

        Certificates of deposit—As of December 31, 2007 and 2006, the Company had $5.0 million of certificates of deposit with a maturity of less than three months. These investments are classified as held to maturity and carried at cost which approximates market. Interest on the certificates of deposit is included in interest income as earned.

        Short-term investments—The Company had no short-term investments with a maturity of greater than three months at December 31, 2007. At December 31, 2006, the Company had $15.3 million of such investments. These investments were classified as held-to-maturity and carried at cost which approximated market. Interest on short-term investments is included in interest income as earned.

        Restricted cash and investments—At December 31, 2007 and 2006, the Company had total restricted cash and investments of $37.0 million and $70.5 million, respectively, comprised of $35.3 million and $69.0 million, respectively, of principal and interest invested in U.S. Treasury securities under the terms of the Company's convertible senior secured notes. See Note 7 for additional information. These securities are classified as held-to-maturity and are reported at amortized cost. Restricted investments with maturity dates in 2008 of $35.3 million at December 31, 2007 are classified as current assets and relate to interest payments on the Company's Convertible Senior Secured Notes due in that year. Gross unrealized losses on these U.S. Treasury securities, which relate to changes in market interest rates, were $0.2 million as of December 31, 2007. Accretion of discounts and amortization of premiums on restricted investments are included in interest income.

        At December 31, 2007 and 2006, the Company had an additional $1.7 million and $1.5 million, respectively, of restricted cash and cash equivalents primarily related to a service supplier agreement. The Company also maintains letters of credit in connection with other obligations totaling $0.6 million and $0.5 million at December 31, 2007 and 2006, respectively, These were collateralized by cash equivalents of $0.4 million at each of those dates. The final expiration date of the letters of credit is June 2011.

        Fair values of financial instruments—The Company has determined the estimated fair values of financial instruments using available market information and management's judgment. Accordingly, these estimates are not necessarily reflective of the amounts that would be realized in a current market exchange. The aggregate estimated fair values of the Company's financial instruments, consisting of cash, and cash equivalents, restricted cash and cash equivalents, certificates of deposit, accounts receivable and accounts payable approximated their respective carrying values as of December 31, 2007 and 2006 based on the liquidity of these instruments and their short term nature. See Note 7 for disclosure of the fair value and carrying value of the Company's Senior Secured Convertible Notes.

        Revenue and expense recognition—The Company recognizes revenues when (i) persuasive evidence of an arrangement exists, (ii) the services have been provided to the customer, (iii) the sales price is fixed or determinable and (iv) the collection of the sales price is reasonably assured. Amounts billed in

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

advance of providing service are recorded as deferred revenues. There were $0.2 million and $0.3 million of deferred revenues at December 31, 2007 and 2006, respectively.

        Incremental direct costs of service activation are charged to expense as incurred. The Company purchases electricity and leases co-location site space from certain of its customers. The Company receives an identifiable benefit in exchange for the amounts paid to its customers and the Company can reasonably estimate the fair value of the purchased electricity and leased tower site space. Therefore, such amounts are charged to cost of service revenues as incurred, unless the amount paid exceeds the respective fair value, in which case the differential is recorded as a reduction of service revenues. Other consideration provided to customers, such as customer incentives, is recorded as a reduction of service revenues.

        The Company encounters billing disputes with certain customers in the ordinary course of business. The Company believes the impact of such disputes on its accounts receivable and service revenues is reasonably estimable based on historical experience. Accordingly, the Company maintains an allowance, through charges to service revenues, based on management's best estimate of the ultimate resolution of customer disputes. The Company provided an allowance for billing disputes of a negligible amount as of December 31, 2007 and $0.2 million as of December 31, 2006.

        The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral or other credit enhancements. The Company records an allowance for bad debts based on historical experience and management's best estimate of future credit losses. The Company provided an allowance for doubtful accounts of $0.2 million as of December 31, 2007 and a negligible amount as of December 31, 2006.

        The Company writes off uncollectible accounts receivable balances through charges to the respective allowances when collection efforts have been exhausted.

        Concentrations of credit risk, significant customers and key suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, certificates of deposit, restricted cash and cash equivalents, restricted investments and accounts receivable. Cash, cash equivalents, certificates of deposit and restricted cash and cash equivalents consist principally of demand deposits, certificates of deposit and money market mutual funds held primarily by two domestic financial institution with a high credit standing and commercial paper issued by a number of major corporations and financial institutions. Restricted investments consist of U. S. Treasury securities.

        For the years ended December 31, 2007, 2006 and 2005, the following customers accounted for a significant portion of the Company's revenues, as follows:

	2007	2006	2005
AT&T Mobility	57%	70%	88%
Sprint Nextel	19%	14%	9%
T-Mobile	13%	7%	2%

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        Accounts receivable from these customers comprised the following percentages of the Company's gross accounts receivable balances at December 31, 2007 and 2006:

	2007	2006
AT&T Mobility	45%	85%
Sprint Nextel	23%	10%
T-Mobile	21%	10%

        The percentage of total accounts receivable represented by AT&T Mobility at December 31, 2007 was lower than at December 31, 2006, as the December 31, 2006 balance included receivables for early terminations which were settled in the first quarter of 2007.

        The Company is dependent on a limited number of suppliers for certain equipment used to provide its services. The Company has generally been able to obtain an adequate supply of such equipment. However, an extended interruption in the supply of equipment currently obtained from its suppliers could adversely affect the Company's business and results of operations.

        Property and equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. Estimated useful lives are as follows:

•	Network equipment	10 years
•	Internal-use computer software	5 years
•	Office equipment and other	3-7 years

        The Company capitalizes costs incurred in bringing its network equipment to an operational state. Costs directly associated with the acquisition, construction and installation of network equipment are capitalized as a cost of that equipment. Indirect costs that relate to several sites are capitalized and allocated to the respective network equipment to which the costs relate. Other indirect costs are charged to expense as incurred. As of December 31, 2007 and 2006, network equipment and construction-in-progress included capitalized internal labor costs of $17.1 million, and $11.4 million, respectively.

        Interest is capitalized on network equipment and construction-in-progress based on the effective interest rate on the Company's borrowings and the average balance of assets under construction during the period. For the year ended December 31, 2007, network equipment and construction-in-progress included $6.4 million of capitalized interest. No interest was capitalized for the years ended December 31, 2006 and 2005 as interest costs subject to capitalization were immaterial in those years.

        The Company accounts for software developed or obtained for internal use in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. As of December 31, 2007 and 2006, capitalized internal-use software included capitalized internal labor costs of $1.6 million and $1.4 million, respectively.

        Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

recognized whenever (i) the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset and (ii) the fair value of the asset is less than its carrying value. When an impairment loss is identified, the carrying value of the asset is reduced to its fair value. Such impairment losses were identified in the third and fourth quarters of 2007. See Note 5 for further information.

        During 2005, pursuant to an amendment of a contract with one of the Company's customers, the Company received a cash payment from such customer in the amount of $0.6 million. This contract amendment allows the customer to terminate the Company's services at specified co-location sites that are used to serve such customer (along with other customers, in most instances), if so requested by the customer. This contract amendment resulted in the decommissioning of certain co-location sites during 2007, 2006 and 2005 that were used exclusively to serve this customer. The network equipment located at these sites have been redeployed elsewhere in the Company's network. However, the related equipment installation and co-location site acquisition costs had no alternative use or salvage value. Therefore, the Company considered the net carrying value of these long-lived assets to be impaired by $0.6 million, $0.6 million and $0.1 million as of December 31, 2007, 2006 and 2005, respectively. These long-lived asset impairment charges are included in cost of service revenues.

        Asset retirement obligations—The Company recognizes liabilities for asset retirement obligations relating to the estimated costs of removing network equipment from its leased co-location sites, as stipulated in the related lease agreements. The asset retirement obligations are recognized in the period in which they are incurred if a reasonable estimate of their fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived assets and depreciated on a straight-line basis over their estimated useful life of ten years.

        A summary of the asset retirement obligations activity is as follows (in thousands):

	Year Ended December 31,
	2007	2006
Asset retirement obligations at beginning of year	$2,119	$571
Liabilities incurred in the current year	865	1,090
Liabilities settled in the current year	—	—
Accretion expense	327	205
Revisions in estimated cash flows	—	253

Asset retirement obligations at end of year	$3,311	$2,119

        Intangible assets—The Company accounts for its intangible assets, which consist of Federal Communications Commission ("FCC") licenses, goodwill and customer relationships, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") which requires that goodwill and intangible assets with indefinite lives not be amortized, but be tested annually for impairment or more frequently if indicators of impairment arise. Intangible assets that have finite lives, which consist of customer relationships, are amortized using the straight-line method over their estimated useful life of 10 years.

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

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

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

        The Company estimates the fair value of its FCC licenses using a discounted cash flow model. Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of historical performance and trends, business plans and management's estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include the weighted average cost of capital and long-term rate of growth for the Company's business. The Company corroborates its determination of fair value of the FCC licenses, using the discounted cash flow approach described above, with other market-based valuation metrics. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible asset and charged to results of operations. The most significant assumptions within the Company's discounted cash flow model are the discount rate, projected growth rate and the Company's future business plans. A change in future business plans or disposition of one or more FCC licenses could result in the requirement to test certain other FCC licenses. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived FCC licenses, the Company would be required to test these intangible assets for impairment in accordance with SFAS 142 and amortize the intangible asset over its remaining useful life.

        The Company has determined that its FCC licenses have indefinite useful lives based on the following factors:

  •
  FCC spectrum is a non-depleting asset;

  •
  The licenses are integral to the business and the Company expects them to contribute to cash flows indefinitely;

  •
  License renewal applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment. The Company has filed for renewal of its licenses that expired in 2007. The Company fully expects the FCC to grant the renewals, therefore the Company does not believe there is any impairment or any other indication that the assets do not have indefinite useful lives;

  •
  Maintenance expenditures required to obtain future cash flows are not significant; and,

  •
  The Company intends to use these assets for the foreseeable future.

        For the license impairment test performed as of November 1, 2007, the fair value of the FCC licenses was in excess of its carrying value. At December 31, 2007 and 2006, FiberTower's FCC licenses had a carrying value of $342.0 million, which was based on a valuation of First Avenue's assets that was prepared in connection the merger of First Avenue and Old FiberTower.

        Customer Relationships intangibles asset—The customer relationships intangible asset is a finite lived asset being amortized on a straight-line basis over 10 years. Recoverability of its carrying value is dependent on numerous factors including continued generation of revenues from First Avenue's customers. The Company periodically evaluates whether the value of its customer relationships

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

intangible asset has been impaired. All of the customer relationships intangible is related to the merger of First Avenue and Old FiberTower.

        Goodwill—Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. All of the Company's goodwill relates to the merger of First Avenue and Old FiberTower. Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. In the third quarter of 2007, due to the indication of potential impairment, the Company tested the fair value of its goodwill pursuant to the guidance in SFAS 142 and did so again in the fourth quarter of 2007. This testing resulted in impairment charges against the recorded goodwill totaling $147.9 million in 2007. In performing its evaluation, the Company compared the fair value of the Company's single reporting unit to its carrying value. The Company estimated the fair value of the reporting unit using both observed market equity values based on the Company's publicly-traded stock price and the income approach, which requires estimates of future operating results and cash flows discounted using an appropriate discount rate. As a result of these tests, the Company concluded that the carrying amount of its reporting unit exceeded its fair value. See Note 6 for additional information.

        Debt issuance costs—Debt issuance costs consist of investment banking fees, legal and accounting fees and printing costs incurred in connection with the sale of the Company's Convertible Senior Secured Notes in November 2006, described further at Note 7. Debt issuance costs totaled $14.3 million and are being amortized as additional interest expense over the six-year term of the Notes using the effective interest method. Accumulated amortization totaled $2.5 million at December 31, 2007 and $0.3 million at December 31, 2006.

        Stock-based compensation—Effective January 1, 2006, the Company accounts for stock-based compensation in accordance with SFAS 123R, Share-Based Payment ("SFAS 123R"). Under the fair value recognition provisions of this statement, stock-based compensation cost related to employees and non-employees is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

        Prior to 2006, the Company accounted for stock-based payments to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). Under the intrinsic-value method set forth in APB 25, no compensation cost was required to be recognized for awards that had an exercise price equal to, or greater than, the market value of the underlying stock on the date of grant.

        The Company accounted for stock options granted to non-employees based on the guidance of Emerging Issues Task Force ("EITF") Issue No 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with, Selling Goods or Services.

        The Company adopted SFAS 123R on a prospective basis. Under the prospective method, the Company continues to account for previously outstanding stock options at the date of adoption of SFAS 123R under APB 25 and for stock options granted to non-employees under EITF Issue No. 96-18.

        The Company uses the Black-Scholes-Merton option pricing model to determine the estimated fair value of stock options on the date of grant. The determination of the estimated fair value is affected by

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the expected term of the option, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends.

        The Company estimates its expected stock price volatility based on the historical volatility of its stock price as well as the historical volatilities of similar public companies in the telecommunications industry. The expected term of the option is based on the guidance in the SEC Staff Accounting Bulletin No. 107. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the option pricing model.

        The Company determines the fair value of each restricted common stock award based on the fair value of the Company's common stock at the date of award.

        The Company is required to estimate forfeitures at the time of award and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting award forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

        Advertising Costs—Advertising costs are charged to sales and marketing expense as incurred. The Company incurred no advertising costs during the years ended December 31, 2007, 2006 and 2005.

        Income taxes—The Company uses the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 11 Income Taxes for additional information.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. See Note 11 Income Taxes for additional information.

        Net Loss per share—Basic and diluted net loss per share for the years ended December 31, 2007, 2006 and 2005 has been calculated by dividing net loss by the weighted average number of the Company's common shares outstanding (which have been retroactively restated by multiplying the Company's historical weighted average common shares outstanding by the merger exchange ratio), less issued common shares subject to repurchase or forfeiture, and excludes any dilutive effects of stock options, warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share in all periods presented because the Company had net losses in each of these periods and inclusion of potentially issuable shares would be anti-dilutive.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	2007	2006	2005
Numerator for basic and diluted net loss per share:
Net loss for year	$(272,147)	$(57,278)	$(21,909)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	145,863	52,776	5,327
Weighted average common shares outstanding subject to repurchase	(2,814)	(1,234)	(870)

Denominator for basic and diluted net loss per share	143,049	51,542	4,457

        As of December 31, 2007, the Company had stock options outstanding to purchase 7.2 million shares, of which 4.7 million shares were exercisable. In addition, at December 31, 2007, there are 2.3 million unvested restricted shares. See Note 6 Subsequent Event for the cancellation of stock options and restricted shares to be reflected in the first quarter of 2008, as a result of the resignation of the Company's CEO in January 2008.

        The Company's Convertible Senior Secured Notes became convertible on February 15, 2007. As of December 31, 2007, 48.6 million shares were potentially issuable if all currently outstanding Notes were converted and 11.6 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Notes. There are also warrants outstanding at December 31, 2007, to acquire 2.9 million common shares. These potentially issuable shares would further dilute investors when the options and warrants are exercised, the restricted share awards vest and the Notes are converted to common shares.

        Segment reporting—The Company operates in one business segment.

        Recent accounting pronouncements—In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes specific criteria for the fair value measurements of financial and non-financial assets and liabilities under current accounting rules. The new fair value criteria are primarily applied prospectively upon adoption of SFAS 157. SFAS 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS 157 to exclude SFAS No. 13, Accounting for Leases, from its scope and approved a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to non-financial instruments such as business combinations, acquired goodwill and intangibles, long-lived assets held for disposal and liabilities related to exit or disposal activities. The Company is currently evaluating the potential impact of SFAS 157 on its consolidated financial statements.

        In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115 ("SFAS 159"). SFAS 159 permits a company to voluntarily elect to use fair value, instead of historic or original cost, to account for certain financial assets and liabilities. The fair value option is designated on an item-by-item basis, is irrevocable and requires that changes in fair value in subsequent periods be recognized in earnings in the period of change. On the date of adoption, if the fair value option is elected for any existing financial assets or liabilities, all previously unrealized gains or losses, if any, will be charged directly to retained earnings as a cumulative-effect adjustment. Items eligible for the fair value option include available-for-sale

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

securities, held-to-maturity securities, and loans payable. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of SFAS 159 on its consolidated financial statements. Subsequent to the adoption of SFAS 159, the election to use the fair value method for future eligible transactions will be made on a case-by-case and instrument-by-instrument basis.

Note 3—Merger with First Avenue

        As stated in Note 1, Old FiberTower and First Avenue completed their merger on August 29, 2006. The merger of Old FiberTower and First Avenue has been accounted for as a reverse acquisition of First Avenue by Old FiberTower under the purchase method of accounting.

        The total purchase price for this merger was $549.6 million, consisting of 67.2 million shares of vested First Avenue common stock with a fair value of approximately $520.2 million, fully vested warrants for the purchase of 2.9 million shares of First Avenue's common stock with a fair value of approximately $20.0 million, fully vested options for the purchase of 3.4 million shares of First Avenue's common stock with a fair value of approximately $7.5 million, a merger-related restructuring liability of $0.1 million and $1.9 million in direct transaction costs, consisting of legal and other professional services fees. The fair value of First Avenue's common shares outstanding as of August 29, 2006 was based on the closing price of First Avenue's common stock on August 29, 2006.

        The total purchase consideration was as follows (in thousands):

	Shares Issued	Fair Value
Shares of First Avenue common stock	67,204	$520,160
First Avenue stock options and warrants	6,282	27,501
Acquisition-related costs		1,917
Merger-related restructuring liability, net		65

Total purchase consideration		$549,643

        The First Avenue warrants and stock options outstanding on August 29, 2006 were valued using the Black-Scholes-Merton option pricing model.

        The fair value of unvested First Avenue options for the purchase of 846,667 common shares, which was determined using the Black-Scholes option pricing model, totaled $2.5 million, and was deducted from the purchase consideration and is being recognized as compensation expense over the vesting period. An additional 689,600 shares of unvested restricted common stock with a fair value of $3.5 million is also being recognized as compensation expense over the vesting period.

        The purchase consideration was allocated to the assets acquired and liabilities assumed based on management's analysis and estimates of their fair values. The purchase consideration, including the

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—Merger with First Avenue (Continued)

adjustment in the fourth quarter of 2007 to the deferred tax liability and goodwill described below, was allocated as follows (in thousands):

Amount
Cash and cash equivalents	$38,650
Certificates of deposit	20,327
Property and equipment	7,710
FCC licenses	342,000
Goodwill	233,986
Customer relationships intangible	3,000
Deferred tax liability	(93,562)
Other assets and liabilities, net	(2,468)

Total	$549,643

        In 2007, the Company continued to refine its analysis of its deferred tax liability pursuant to EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. As part of this analysis, the Company adjusted the 2006 estimated tax rate to the 2006 actual tax rate which was lower than the estimate. This resulted in a decrease of $9.4 million to the deferred tax liability and required a corresponding decrease of $9.4 million to goodwill. See Note 11 for additional information.

        During the year ended December 31, 2007, the Company recorded goodwill impairment charges totaling $147.9 million. See Note 6 for additional information. Goodwill is not deductible for tax purposes.

        As part of the merger between Old FiberTower and First Avenue, FiberTower incurred severance and relocation expenses of $0.1 million during the year ended December 31, 2006. These activities were part of a merger-related plan contemplated prior to closing, and have been incorporated into the purchase price pursuant to the guidance in EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.

        The valuation of the FCC licenses was based on multiple methodologies applied to the 24 GHz and 39 GHz spectrum acquired including an income approach that discounted projected cash flows using a discount rate that took into account the risk associated with the Company's business model as well as an approach that valued the contribution of spectrum to the Company's business plan and previous spectrum sales including prior FCC auctions. The FCC licenses have been determined to have indefinite lives.

        The valuation of the customer relationships was based on a discounted cash flow analysis. The customer relationship intangible asset is being amortized on a straight-line basis over 10 years. Amortization of the customer relationship intangible asset totaled $0.3 million and $0.1 million in the years ended December 31, 2007 and 2006, respectively, and will amount to $0.3 million in each of the next four years.

        Old FiberTower merged with First Avenue in order to gain access to First Avenue's FCC area-wide licenses. These licenses allow the Company to access lower cost technologies that will allow the Company to more effectively serve its customer base. The Company believes that the First Avenue assets combined with Old FiberTower's existing network will enable the Company to (i) increase

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—Merger with First Avenue (Continued)

customer penetration among the top wireless companies, (ii) lower operational risk associated with building networks, (iii) effectively deploy capital, and (iv) gain improved access to capital.

        Pro Forma Financial Information—The following unaudited pro forma consolidated results of operations assume that the merger was completed as of the beginning of the years presented below (in thousands, except per share data):

	2006	2005
Service revenues	$14,944	$7,549
Operating loss	$(82,489)	$(39,324)
Net loss	$(81,564)	$(35,046)
Basic and diluted net loss per share	$(0.57)	$(0.29)
Weighted average shares outstanding	143,239	120,026

        This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the merger occurred at the beginning of each period presented.

Note 4—Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Network equipment	$183,179	$120,500
Internal-use computer software	2,731	2,096
Office equipment and other	2,753	2,832

	188,663	125,428
Less: accumulated depreciation and amortization	31,894	14,200

Property and equipment in-service, net	156,769	111,228
Construction-in-progress	84,030	60,384

Property and equipment, net	$240,799	$171,612

        Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service. Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $18.2 million, $9.0 million and $3.1 million, respectively.

        See discussion in Note 5 of impairment charges related to Property and Equipment recorded in 2007.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—Impairment of Long-Lived Assets and Other Charges

        Construction of the Company's network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. The Company regularly assesses the realizability of costs accumulated in construction-in-progress as it executes its network build plans. In 2007, the Company conducted a re-design and implementation of enhanced internal controls associated with property and equipment that was completed in the fourth quarter of 2007. As a result of this effort and the Company's normal realizability assessment process, the Company recorded an impairment charge of $12.4 million in the fourth quarter of 2007 to reduce network equipment and construction-in-progress to net realizable value. This impairment charge is included in cost of service revenues for the year ended December 31, 2007.

        During the third quarter of 2007, the Company suspended development activities in the Carolina's market where the Company had not yet generated billing customers. Third party project management fees and construction costs, capitalized as construction-in-progress, had an aggregate net carrying value of $4.4 million at September 30, 2007 and had no alternative use or salvage value. Therefore, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company considered these long-lived assets to be impaired as of September 30, 2007. The resultant long-lived asset impairment charge of $4.4 million is included in cost of service revenues for the year ended December 31, 2007.

        In connection with the suspension of development activities in this market, the Company paid contract termination costs and one-time termination benefits totaling $0.2 million. These were accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities and have been included in cost of service revenues for the year ended December 31, 2007.

        Cost of service revenues also includes $0.6 million, $0.6 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively, of long-lived asset impairment charges related to the decommissioning of sites.

Note 6—Impairment of Goodwill

        At December 31, 2006, the carrying value of the Company's goodwill of $243.4 million related to the merger of First Avenue and Old FiberTower and was determined by purchase price allocation. This allocation was based on management's analysis and estimates of the fair values of First Avenue's tangible and intangible assets acquired and liabilities assumed. See Note 3 for additional information.

        As a result of a decline in the Company's market capitalization below the carrying value of its equity during the quarter ended September 30, 2007, the Company believed an indicator of impairment existed and, accordingly, performed an interim review of the value of its goodwill. In the quarter ended September 30, 2007, the Company concluded that the carrying value of goodwill was impaired and recorded an impairment charge of $61.4 million, reducing the fair value of goodwill to $182.0 million at September 30, 2007.

        In the fourth quarter of 2007, the Company decreased the amount allocated to goodwill in connection with the merger with First Avenue by $9.4 million which required a corresponding decrease to the deferred tax liability. See Notes 3 and 11 for additional information.

        During the fourth quarter of 2007, the Company performed its annual impairment test of the value of its goodwill. The Company concluded that the carrying value of goodwill was further impaired and

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 6—Impairment of Goodwill (Continued)

recorded an additional impairment charge of $86.5 million, reducing the fair value of goodwill to $86.1 million at December 31, 2007.

        In performing its impairment tests, the Company compared the fair value of the Company's single reporting unit to its carrying value. The Company estimated the fair value of the reporting unit using both observed market equity values based on the Company's publicly-traded stock price and the income approach, which requires estimates of future operating results and cash flows discounted using an appropriate discount rate. As a result of these tests, the Company concluded that the carrying amount of its reporting unit exceeded its fair value. The Company's estimates resulted from an updated long-term financial outlook developed as part of its strategic planning cycle conducted annually during the fourth quarter.

        The total goodwill impairment charges of $147.9 million in 2007 are included in operating expenses on the consolidated statements of operations. As a result of further declines in market equity value, the Company expects that an additional impairment test of goodwill will be required in the first quarter of 2008 which could lead to additional material impairment charges, including possibly, the entire remaining balance of goodwill.

Note 7—Convertible Senior Secured Notes

        On November 9, 2006, the Company completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes ("Notes") that mature on November 15, 2012. The Notes were sold to the initial purchasers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally ("Guarantees"), by the Company and each of its subsidiaries ("Guarantors").

        The Notes bear interest at a coupon rate of 9% per annum, payable semi-annually in arrears in cash on May 15 and November 15 each year. As required by the indenture governing the Notes, the Company used $68.5 million of the net proceeds to acquire U. S. Treasury securities to provide for the payment, in full, of the first four semi-annual interest payments. These securities may only be used to pay the interest or other payments required by the indenture and are reflected as restricted investments in the consolidated balance sheet. On May 15, 2007 and November 15, 2007, the Company made its first two interest payments of $18.7 million and $18.1 million, respectively.

        Subject to certain conditions, commencing May 15, 2009, the Company has the option of making any or all of the four semi-annual interest payments due in 2009 and 2010 with additional notes in lieu of cash. Such additional notes would bear interest at an annual rate of 11%.

        If not redeemed or converted prior to maturity, the Company will be required to repay the Notes for 125.411% of their initial principal amount, or $504.8 million. The Company is accreting the principal premium ratably over the six-year period until the Notes mature and is recognizing such accretion as additional interest expense. The effect of this accretion is to increase the effective yield to the holders to 12% per annum based on the par value of the Notes.

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

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 7—Convertible Senior Secured Notes (Continued)

        The Notes are not redeemable by the Company before November 15, 2010. If the Company's common stock exceeds specified trading values, the Company may redeem any of the Notes, in whole or in part at any time on or after November 15, 2010, at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest and liquidated damages, if any.

        The Notes may be converted into the Company's common shares at an effective conversion price of $8.29 per share which is subject to adjustment under certain circumstances. Holders who convert their Notes prior to November 15, 2009 or convert their Notes prior to November 15, 2010 in connection with certain designated events related to consolidations and mergers, will receive a make-whole premium.

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

        The Notes contain covenants, including, but not limited to, restrictions on the Company's future indebtedness and the payment of dividends. As of December 31, 2007, the Company is in compliance with all of the covenants.

        If certain designated events occur prior to maturity, the holders may require the Company to repurchase all or part of their Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest and liquidated damages, if any.

        The Company and the Guarantors filed a shelf registration statement with the Securities and Exchange Commission, covering the resale of the Notes, Guarantees and the shares of common stock issuable upon conversion of the Notes, that was declared effective on April 26, 2007. The Company and the Guarantors will be required to pay liquidated damages if they fail to keep the shelf registration statement effective during specified time periods.

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

        The fair value of the Derivative as of December 31, 2007 was negligible. The change in fair value of the Derivative for the year ended December 31, 2007 totaled $0.6 million and from the date of issuance of the Notes through December 31, 2006 totaled $1.1 million. This has been recorded as miscellaneous income, net in the consolidated statements of operations.

        The Company monitors the fair value of the Derivative each reporting period and records changes in fair value through charges to miscellaneous income, net with an offsetting adjustment to the carrying

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 7—Convertible Senior Secured Notes (Continued)

value of the Notes on the balance sheet. The value of the Derivative fluctuates based on changes in several factors including the trading price of the Company's common stock, passage of time and other events described in the Notes. These value changes could be significant.

        The proceeds from issuance of the Notes were allocated between the Notes and make-whole premium Derivative as follows (in thousands):

	November 9, 2006	December 31, 2006	December 31, 2007
Convertible senior secured notes	$401,383	$401,383	$401,383
Accretion	—	1,742	14,395
Derivative	1,117	634	—

	$402,500	$403,759	$415,778

        The aggregate fair value of the Notes, which was determined based on quoted market values, is approximately $369.8 million as of December 31, 2007, as compared to the aggregate carrying value of the Notes at such date of $415.8 million.

Note 8—Leasing Arrangements

        The Company leases its facilities, including buildings, co-location sites and certain fiber optic capacity and certain vehicles and equipment under leasing arrangements that have been accounted for as operating leases in the accompanying financial statements. Certain of the Company's operating leases contain renewal options and rent escalation clauses.

        Future minimum lease payments under operating leases with non-cancelable terms in excess of one year were as follows as of December 31, 2007 (in thousands):

Years ending December 31,
2008	$23,339
2009	23,018
2010	22,917
2011	22,614
2012	21,376
Thereafter	73,980

Total minimum lease payments	$187,244

        Rent expense under all operating leases for the years ended December 31, 2007, 2006 and 2005, was $20.0 million, $10.8 million, and $2.7 million, respectively. Payments under the Company's operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 9—Convertible Preferred Stock

        In July 2005, Old FiberTower issued 45.6 million shares of Series A Convertible Preferred Stock in a financing that generated net cash proceeds of $149.8 million. As a result of the Series A financing, all 30.0 million issued and outstanding shares of Series A-1, Series B and Series C Convertible Preferred Stock were converted into 22.5 million shares of Series A.

        As described in Note 1, all shares of Series A were converted (on a one-to-one basis) into shares of the Company's common stock immediately prior to the consummation of the merger with First Avenue. See Note 3 for additional information.

Note 10—Stockholders' Equity and Stock-Based Compensation

        Notes Receivable from Stockholders—During July 2005, Old FiberTower accepted notes receivable aggregating $4.0 million from its founders in exchange for cash. Such notes were collateralized by all shares then owned by the founders. The notes bore interest at a fixed rate of 4.164%.

        For accounting purposes, the acceptance of these non-recourse notes receivable from Old FiberTower's founders in exchange for cash was considered to be (i) the purchase of treasury shares by Old FiberTower and (ii) the simultaneous issuance to the founders of unexercised, partially vested options to purchase the number of shares of Old FiberTower's common stock that collateralize the notes. Such deemed options had intrinsic value at the date of grant because the exercise price was less than the fair value of the common stock at such date, as determined by Old FiberTower. With respect to the deemed purchase of treasury shares, the Company recorded the aggregate principal balance of the notes, along with interest subsequently accrued, as a reduction of stockholders' equity. However, the related common shares were presented as issued and outstanding for financial reporting purposes because the holders of such shares were legally entitled to vote these shares, participate in dividends, when and if declared by the Board of Directors, and enjoyed the other rights of ownership of such shares while the notes were outstanding. With respect to the deemed issuance of unexercised, partially vested stock options to Old FiberTower's founders, because the interest component of the notes was full-recourse, payable at maturity and nonrefundable, such stock options constituted fixed stock-based awards, which resulted in the recognition of stock-based compensation expense aggregating $238,000. The stock-based compensation of $189,000 associated with the vested portion of the deemed options was charged to operations at the date of grant in 2005. The remaining deferred stock-based compensation associated with the unvested portion of the deemed options of $49,000 was recognized over the vesting period (which ended in 2006) using the graded vesting method.

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

        As a result of the merger discussed in Notes 1 and 3, all outstanding options and Restricted Stock Awards under this plan were legally assumed by First Avenue and this plan was discontinued effective August 29, 2006. All existing outstanding options and Restricted Stock Awards continued under the

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 10—Stockholders' Equity and Stock-Based Compensation (Continued)

same terms of the original grant agreements (including the ten year contractual life of options) as adjusted for the merger exchange ratio with respect to the number of shares and per share price.

        FiberTower Corporation Stock Incentive Plan (formerly First Avenue Stock Incentive Plan) —As a result of the Merger discussed in Notes 1 and 3, Old FiberTower, as the acquirer of First Avenue, assumed options for the purchase of 4.2 million common shares that had been granted by First Avenue under its Stock Incentive Plan (the "Stock Incentive Plan") prior to the merger.

        First Avenue amended the Stock Incentive Plan, effective as of August 29, 2006 as follows: (1) provided for the issuance of restricted shares as well as ISOs and NSOs; (2) increased the number of shares reserved for issuance under the plan from 7.6 million shares to 23.3 million shares; (3) provided for annual awards of restricted shares with an aggregate value of $85,000 to each non-employee director, and (4) allowed for an annual increase in the aggregate authorized shares to 1.5% of the then outstanding common shares. In addition, options granted under the Stock Incentive Plan have a maximum term of up to five years.

        On August 20, 2007, pursuant to the terms of the Stock Incentive Plan that allow for an annual increase in the aggregate authorized shares available for grant, an additional 2.2 million shares became available under the Stock Incentive Plan, for a total number of shares reserved for issuance under the Stock Incentive Plan of 25.5 million shares.

        See Note 16 Subsequent Event for the effect on the disclosures below to be reflected in the first quarter of 2008, as a result of the resignation of the Company's CEO in January 2008.

        A summary of the Company's stock option activity in 2007 and 2006 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Balance at December 31, 2005	3,516	$0.72
Granted	3,918	$6.80
Cancelled	(1,042)	$5.66
Exercised	(1,028)	$0.64		$4,937
Options assumed in merger with First Avenue	4,249	$7.03

Balance at December 31, 2006	9,613	$5.46	5.0	$14,150
Granted	148	$4.74
Cancelled	(1,231)	$6.37
Exercised	(1,290)	$1.37		$4,132

Balance at December 31, 2007	7,240	$6.02	4.2	$1,947

Exercisable at December 31, 2007	4,681	$5.83	4.0	$1,472

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 10—Stockholders' Equity and Stock-Based Compensation (Continued)

        The following sets forth information regarding options outstanding at December 31, 2007:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Options (000s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Life (Years)	Options Exercisable (000s)	Weighted Average Exercise Price Per Share
$0.17 – $0.40	283	$0.26	4.3	283	$0.26
$0.86 – $2.80	1,007	$0.92	6.8	648	$0.89
$4.65 – $5.43	830	$4.81	6.7	449	$4.74
$7.00 – $7.47	2,095	$7.08	2.8	2,095	$7.08
$7.74 – $7.93	2,720	$7.76	3.7	901	$7.79
$8.35 – $8.86	305	$8.72	2.6	305	$8.72

	7,240	$6.02	4.2	4,681	$5.83

        Options outstanding that are vested or are expected to vest are as follows:

	Number of Options (000s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000s)
Vested	4,681	$5.83	4.0	$1,472
Options expected to vest	1,663	$6.37	4.5	308

Total	6,344	$5.97	4.1	$1,780

        The aggregate intrinsic values above include only in-the-money options based on the Company's closing stock price of $2.28 at December 31, 2007.

        The fair value of the options granted was determined using a Black-Scholes-Merton option pricing model and the assumptions set forth below:

	Year Ended December 31,
	2007	2006
Expected life of options	3.75 years	3.75-6.25 years
Volatility	63%-70%	70%
Risk-free interest rate	3.80%-4.78%	4.39%-5.03%
Expected dividend yield	0.00%	0.00%

        The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2007 and 2006 was $2.57 per share and $3.82 per share, respectively.

        As of December 31, 2007, there was approximately $7.4 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

        The aggregate fair value of options that have been accounted for under SFAS 123R and that vested during the years ended December 31, 2007 and 2006 was $3.6 million and $1.0 million, respectively.

        In connection with the merger of First Avenue with Old FiberTower, the Company agreed to provide certain severance benefits, including cash compensation and the acceleration of vesting of 50%

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 10—Stockholders' Equity and Stock-Based Compensation (Continued)

of the then outstanding stock options, to any of Old FiberTower's officers who were actually or constructively terminated within 12 months of the merger. During the year ended December 31, 2007, one executive of Old FiberTower terminated employment and options for 31,068 shares were accelerated under this agreement. During the year ended December 31, 2006, four executives of Old FiberTower terminated employment and options for 109,880 shares were accelerated under this agreement. Share based payment expense of $0.2 million was recorded in connection with these option modifications in 2006 with none recorded in 2007.

        Certain of the Company's key employees' stock option and restricted share agreements provide that, upon a change in control of the Company, 100% of the stock options and restricted shares granted to such employees will be fully vested.

        Unless otherwise stipulated by the Board of Directors, Restricted Stock Awards to employees under the Stock Incentive Plan vest over a four-year period from the grant date. During 2007 and 2006, Restricted Stock Awards to certain directors vested immediately, including the annual awards to each non-employee director, while other Restricted Stock Awards vested over periods of less than four years, as stipulated in the respective award agreements. Prior to vesting, the Restricted Stock Awards have voting rights and are entitled to dividends. Therefore, such shares are considered outstanding for financial reporting purposes, but are included in the net loss per share computations only to the extent vested.

        A summary of the Company's Restricted Stock Award activity in 2007 and 2006 is as follows:

	Number of Shares (000s)	Weighted Average Grant Date Per Share Fair Value
Balance at December 31, 2005	—	$—
Granted	2,857	$7.64
Vested	(44)	$7.74
Cancelled	(461)	—
Restricted shares assumed in merger with First Avenue	690	$7.74

Balance at December 31, 2006	3,042	$7.65
Granted	346	$4.53
Vested	(691)	$7.46
Cancelled	(352)	—

Balance at December 31, 2007	2,345	$7.27

        As of December 31, 2007, there was approximately $12.5 million of unrecognized compensation cost related to the restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years. The aggregate intrinsic value of the restricted stock outstanding at December 31, 2007 was $5.3 million.

        Common stock share grants—The Board of Directors of Old FiberTower awarded an aggregate of 189,692 shares at a fair value of $11.16 per share to three executives and one director that became effective upon the completion of the merger with First Avenue discussed in Notes 1 and 3. The executives' shares aggregating 142,269 shares fully vested in 2006 and the director's shares fully vested in March 2007. The Company recorded share-based payment expense of $2.1 million during the year

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 10—Stockholders' Equity and Stock-Based Compensation (Continued)

ended December 31, 2006 in connection with these common stock share grants. As of December 31, 2006, there was approximately $50,000 of unrecognized compensation cost related to these common stock share grants. This compensation cost was recognized during the first quarter of 2007.

        In December 2006, the Company issued 30,000 shares to a consultant in exchange for services rendered. The fair value of such shares at the date of issuance of $0.2 million was charged to general and administrative expense in 2006.

        The employee and non-employee stock-based compensation expense was recorded in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Cost of service revenues	$1,674	$1,145	$53
Sales and marketing	1,593	675	107
General and administrative	5,883	4,582	74

Total	$9,150	$6,402	$234

        In addition, the Company capitalized $0.4 million and $0.2 million of stock-based compensation expense for the years ended December 31, 2007 and 2006, respectively, in connection with co-location site acquisition and network construction activities.

        Warrants—FiberTower assumed warrants in connection with its merger with First Avenue. As of December 31 2007, there were 2,879,555 warrants outstanding. Such warrants expire between January 2009 and December 2014.

        The following table summarizes information about warrants outstanding as of December 31, 2007:

Warrants Outstanding		Warrants Exercisable
Exercise Price Per Share	Warrants Outstanding (000s)	Weighted Average Remaining Contractual Life (Years)	Number Exercisable (000s)	Weighted Average Exercise Price Per Share
$1.84	306	1.1	306	$1.84
$7.25	2,574	7.0	2,574	$7.25

Common Stock Reserved for Future Issuance

        Shares of common stock reserved for future issuance at December 31, 2007 were as follows (in thousands):

Convertible senior secured notes	60,148
Warrants	2,880
Stock options and restricted shares	23,520

Total shares reserved	86,548

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 11—Income Taxes

        A reconciliation of FiberTower's effective tax rate as a percentage of net loss before income tax and the federal statutory tax rate for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005
Federal statutory tax rate	(35.0)%	(35.0)%	(34.0)%
State income taxes, net of federal benefit	3.9%	(5.2)%	(6.0)%
Nondeductible items and other	18.1%	0.7%	—
Valuation allowance	13.0%	39.5%	40.0%

Effective income tax rate	0.0%	0.0%	0.0%

        Due to the Company's (i) net operating losses since inception and (ii) present inability to recognize the potential benefits of its net operating loss carryforwards, as described below, no provision or benefit for income taxes has been recorded in the accompanying financial statements.

        Deferred tax assets and liabilities at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$193,314	$615,131
Property and equipment	4,210	35,033
Other	10,157	3,625

Total deferred tax assets	207,681	653,789
Deferred tax liability—Federal impact—state taxes	(30,215)	(36,343)

Deferred tax assets:	177,466	617,446
Valuation allowance	(177,466)	(617,446)

Net deferred tax assets	$—	$—

Deferred tax liability—intangible assets	$(93,561)	$(102,964)

        SFAS 109, Accounting for Income Taxes, requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. The Company records a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based on management's best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for and amount of the allowance is subject to adjustment in the future. Specifically, in the event the Company were to determine that it would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. The valuation allowance does not alter the Company's ability to utilize the underlying tax net operating loss carryforwards in the future, the utilization of which is limited to achieving future taxable

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 11—Income Taxes (Continued)

income. Accordingly, the Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2007 and 2006.

        During the year ended December 31, 2007, the Company decreased the valuation allowance by $440.0 million primarily due to the net operating loss limitation under Internal Revenue Code Section 382 ("Section 382") as described below. A majority of the valuation allowance relates to tax benefits associated with the merger with First Avenue (See Notes 1 and 3).

        At December 31, 2007, the Company had net operating loss carryforwards of approximately $1,616.4 million for federal income tax purposes. These net operating loss carryforwards begin to expire in 2016 and fully expire in 2027. During 2007, the Company completed an analysis pursuant to Section 382. The analysis indicates that there will be approximately $1,137.5 million of net operating losses that will expire unused due to the Section 382 limitation. Utilization of the net operating loss carryforwards may be subject to a further substantial annual limitation due to historical or future ownership change rules provided by Section 382.

        To the extent any of the deferred tax asset valuation allowance recognized in connection with the merger is subsequently reversed, it will be recognized first as a reduction of goodwill, then as a reduction of other intangible assets and, lastly, as a reduction of current period income tax expense. The Company estimates that approximately $115 million of the total valuation allowance is attributable to deferred tax assets acquired in connection with the merger.

        In 2007, the Company continued to refine its analysis of its deferred tax liability recognized in connection with the merger, pursuant to EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. As part of this analysis, the Company adjusted the 2006 estimated tax rate to the 2006 actual tax rate which was lower than the estimate. This resulted in a decrease of $9.4 million to the intangible assets deferred tax liability and required a corresponding decrease of $9.4 million to goodwill.

        The Company adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48") on January 1, 2007. As a result of adopting FIN 48, the Company did not record any cumulative effect adjustment to the opening balance of retained earnings and additional paid-in-capital. Under FIN 48, the Company will recognize the tax benefit of a tax position that the Company takes or expects to take in a tax return, when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For these positions, the Company will recognize an amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the tax authority. Tax benefits for tax positions that are not more likely than not of being sustained upon examination will be recognized, generally, when the tax position is resolved through examination or upon the expiration of the statute of limitations.

        The Company's balance of unrecognized income tax benefits for uncertain tax positions at January 1, 2007 and December 31, 2007 was zero. Additionally, there were no changes, either increases or decreases, in the balance during the year. As such, the Company has not accrued any interest or penalties on such positions. Furthermore, at such time an unrecognized tax benefit is recorded, the Company will classify interest and penalties as part of income tax expense.

        The statute of limitations for federal and state tax purposes are generally three and four years respectively; however, the Company continues to carryover tax attributes prior to these periods for

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 11—Income Taxes (Continued)

federal and state purposes, which would still be open for examination by the respective tax authorities. All years since inception are open to tax examinations.

Note 12—Retirement Savings Plan

        The Company maintains a 401(k) retirement savings plan (the "Savings Plan") for its permanent employees. Each participant in the Savings Plan may elect to contribute a percentage of his or her annual compensation to the Savings Plan, up to a specified maximum amount per year. The Company, at its discretion, may also make contributions to the Savings Plan. The Company made no contributions to the Savings Plan during the years ended December 31, 2007 and 2005. The Company made a $0.1 million contribution to the Savings Plan during the year ended December 31, 2006.

Note 13—Related Party Transactions

        During the years ended December 31, 2007 and 2006, the Company leased colocation space from certain stockholders that (i) own greater than 10% of the Company's outstanding equity securities and/or (ii) have representatives who serve on the Company's Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such years. The aggregate operating expenses included in the accompanying statements of operations for years ended December 31, 2007, 2006 and 2005, pertaining to these lease and service arrangements were approximately $2.1 million, $1.7 million and $0.4 million, respectively.

        During the years ended December 31, 2007, 2006 and 2005, (i) a member of our Board of Directors and (ii) one of our investors served as consultants to the Company on various aspects of our business and strategy. These individuals were compensated for their services with varying amounts of cash and stock options, which we do not consider to be material to the accompanying consolidated financial statements.

        Representatives from two entities holding approximately 28% of the outstanding common stock serve on our Board of Directors. A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 15% of the Company's common stock regarding its investments, including its holdings in the Company.

        The executive chairman of the Company's Board of Directors, serves as a director of Tessco Technologies Incorporated. Tessco supplies the Company with various materials which are used in the business operations. During 2007 and 2006, the Company paid Tessco approximately $0.8 million and $0.7 million, respectively. Tessco was not supplier to the Company in 2005.

Note 14—Guarantees and Other Contingencies

        Regulatory Matters—The Company is subject to significant FCC regulation, some of which is in a state of flux due to challenges to existing rules and proposals to create new rules. Such regulation is subject to different interpretations, inconsistent application and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rates, rights-of-way and zoning matters. Management believes that resolution of any such disputes will not have a material adverse impact on the Company's consolidated financial position.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—Guarantees and Other Contingencies (Continued)

        License Renewal—Like other FCC licenses, the licenses which the Company holds were granted for an initial ten-year term with renewal dates ranging from 2007 to 2014. Renewal applications for the Company's wide-area 39 GHz licenses that expired in 2007 remain pending at the FCC. To obtain renewal of a license, the licensee must demonstrate that, at the time of renewal, it either met a "safe harbor" build-out requirement or that it has provided "substantial service" as determined by the FCC. What level of service is considered "substantial" will vary depending upon the type of offering by the licensee. The FCC has provided specific safe harbor guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed area. Licensees may show that they have met the substantial service test in other ways, such as providing niche services, offering service to underserved consumers and investing in the market in a credible manner to develop equipment and systems to serve the license.

        Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service through meeting the safe harbor build-out requirement, or through other means, with respect to a license for which renewal is sought, the renewal will not be granted and the license will expire. The Company does not currently meet the safe harbor guidance provided by the FCC for the substantial majority of its 24 and 39 GHz licenses which expire in the 2010 and 2011 time frames. Since the Company is required to demonstrate substantial service at the time the license is renewed, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

        FCC precedent for substantial service showings, especially those made outside the safe harbor structure, still remains thin, subject to FCC discretion and thus lacking a guarantee for renewal. However, the Company has been meeting regularly with the FCC presenting data on the Company's significant network investment and expanding geographic coverage to make the spectrum bands viable and able to provide substantial service at renewal and in the long term. The Company continues to believe that it has met the substantial service requirements necessary for renewal and will continue to engage the FCC on this subject.

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

        Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 14—Guarantees and Other Contingencies (Continued)

been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the Company's consolidated balance sheets.

        Legal proceedings—The Company is subject to certain legal proceedings and claims in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company's financial position or results of operations.

Note 15—Selected Quarterly Financial Information (Unaudited)

        FiberTower's 2007 and 2006 unaudited selected consolidated quarterly financial information is as follows (in thousands except per share amounts):

	Quarters Ended
	March 31	June 30	September 30		December 31
2007
Service revenues	$5,420	$6,191	$7,264		$8,269
Operating loss	$(19,128)	$(19,912)	$(85,162	)(1)	$(121,686	)(2)
Net loss	$(25,838)	$(26,601)	$(90,639	)(1)	$(129,069	)(2)
Basic and diluted net loss per share	$(0.18)	$(0.19)	$(0.63	)(1)	$(0.90	)(2)
2006
Service revenues	$2,523	$3,093	$4,038		$4,109
Operating loss	$(7,549)	$(10,811)	$(15,070)		$(22,942)
Net loss	$(6,477)	$(10,011)	$(14,469)		$(26,321)
Basic and diluted net loss per share	$(1.25)	$(1.84)	$(0.27)		$(0.19)

(1)
Operating loss and net loss for the quarter ended September 30, 2007, included an impairment charge to goodwill of $61.4 million and impairment and other charges to long-lived assets of $4.5 million. These charges represented $(0.46) of the basic and diluted net loss per share for the quarter ended September 30, 2007.

(2)
Operating loss and net loss for the quarter ended December 31, 2007, included an impairment charge to goodwill of $86.5 million and impairment and other charges to long-lived assets of $13.1 million. These charges represented $(0.69) of the basic and diluted net loss per share for the quarter ended December 31, 2007.

Note 16—Subsequent Event (Unaudited)

        On January 21, 2008, Michael K. Gallagher resigned from his position of President, Chief Executive Officer and Director of the Company. His resignation was effective January 21, 2008. On January 21, 2008, the Company named Thomas A. Scott, Chief Financial Officer, and Ravi Potharlanka, Chief Operating Officer, as Co-Presidents to serve on an interim basis until a new Chief

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 16—Subsequent Event (Unaudited) (Continued)

Executive Officer is appointed. As a result of his resignation, Mr. Gallagher has forfeited stock options and unvested restricted stock, which have been included in Notes 2 and 10 above, as follows:

	Number of Awards	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)
Options outstanding	2,300,000	$7.26	3.0

Options exercisable	1,766,665	$7.11	2.8

Options expected to vest	346,668	$7.74	3.7

Restricted stock outstanding	450,000	$7.74	n/a

        The options and restricted stock had no intrinsic value as of December 31, 2007. In the first quarter of 2008, the Company expects to reverse $0.4 million of previously recognized compensation cost related to the cancellation of unvested restricted shares. The remaining unrecognized compensation cost at December 31, 2007 related to these unvested restricted shares was $3.1 million. In addition, unrecognized compensation cost at December 31, 2007 related to these unvested stock options was $2.2 million.

        On February 11, 2008, the Company awarded 3,959,300 restricted shares to employees under the Stock Incentive Plan which vest annually over a four year period from the December 15, 2007 vesting commencement date. Included in these awards were 250,000 restricted shares to each of Mr. Scott and Mr. Potharlanka.

        Also on February 11, 2008, the Company awarded an additional 250,000 restricted shares under the Stock Incentive Plan to each of Mr. Scott and Mr. Potharlanka. These were awarded in connection with their individual Retention Agreement and vest as to 166,667 shares on January 1, 2010 and 83,333 shares on January 1, 2011 if Mr. Scott and Mr. Potharlanka remain employed by the Company as the Chief Financial Officer and Chief Operating Officer, respectively, on each such date.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We do not have any disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures

        As of December 31, 2007, our management carried out an evaluation under the supervision and with the participation of our Co-President and Chief Operating Officer ("COO") and Co-President and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

        As described below under Management's Report on Internal Control over Financial Reporting, our management has identified and reported to our audit committee and Ernst & Young LLP, our independent registered public accounting firm, a material weakness in our internal control over financial reporting. As a result of this material weakness, our COO and CFO have concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective.

(b)    Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. In performing the assessment, management has identified the following control deficiency that we have concluded is a material weakness in both the design and operating effectiveness of internal control over financial reporting as of December 31, 2007.

  •
  Ineffective controls over the accounting for property and equipment

        As a result of the material weakness identified in our Annual Report on Form 10-K for the year ended December 31, 2006, our management made multiple changes to improve our internal control over financial reporting. One key change for the Company was a re-design and implementation of internal controls over the accounting for property and equipment, including enhanced accounting systems, processes, policies and procedures that continued past December 31, 2007 and were initially applied in the preparation of our 2007 consolidated financial statements. In connection with the initial operation of these controls, we identified and recorded a number of adjustments to our 2007 consolidated financial statements and related disclosures, prior to including them in this report.

        As a result of the material weakness described above, management has concluded that, as of December 31, 2007, our system of internal control over financial reporting was not effective based on the criteria in Internal Control-Integrated Framework.

        Our independent registered public accounting firm, Ernst & Young LLP, has issued an adverse opinion on the effectiveness of our internal control over financial reporting, as stated in their report in Item 9A(d) of this annual report.

        Remediation of 2006 Material Weakness

        Management reported a material weakness in internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2006. This material weakness was primarily the result of several significant, complex transactions we experienced in 2006, including the merger of Old FiberTower with First Avenue Networks, Inc. and the convertible senior secured notes offering, as well as significant turnover of our financial accounting and reporting staff. During the year ended December 31, 2007, we have implemented changes to our processes to improve our internal control over financial reporting. The following are among the steps we have taken to remediate the previously reported material weakness as of December 31, 2007:

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

  •
  We identified the need to hire an SEC reporting expert to manage the assimilation of financial transactions and preparation of reports that comply with relevant rules and regulations for timely review and approval of management, submission to the external auditors and ultimate filing with the SEC. This function will also evaluate the impact of non-routine and non-systematic transactions for proper treatment under U.S. GAAP. We engaged a reputable firm to provide these resources and expertise until this hire is consummated.

  •
  We successfully integrated our disparate general ledger accounting systems resulting in changes to the process of consolidation and preparation of our financial statements.

  •
  We successfully implemented the re-design of our internal controls associated with property and equipment culminating in the review of the net realizable value of all of our property and equipment as of December 31, 2007.

  •
  We engaged a reputable firm to provide us resources and expertise in our continuing assessment, redesign and improvement of our internal controls over financial reporting and to assist in the implementation of the requirements of Sarbanes-Oxley Act Section 404 for our combined company in 2007.

        While we have taken the above actions to remediate the 2006 material weakness, management intends to continue to make further improvements in internal controls, including hiring additional accounting staff and further developing and enhancing accounting systems, processes, policies and procedures. The effectiveness of our remediation plan is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting.

(c)    Changes in Internal Control over Financial Reporting

        During the quarter ended December 31, 2007, we made substantial progress on the implementation of the re-design of our internal controls associated with property and equipment. We intend to further develop the re-designed controls over property and equipment throughout the first quarter and beyond in 2008 including assigning responsibility for execution of the controls throughout various levels of our organization and focusing on increasing the precision, speed and efficiency of the controls. During the quarter ended December 31, 2007, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d)
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial
 Reporting

The Board of Directors and Stockholders
FiberTower Corporation

        We have audited FiberTower Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FiberTower Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weakness has been identified and included in management's assessment. Management has identified a material weakness in controls over the Company's accounting for property and equipment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated March 17, 2008 on those financial statements.

        In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, FiberTower Corporation has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

/S/ ERNST & YOUNG LLP

San Francisco, California
March 17, 2008

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information regarding Directors, Executive Officers and Corporate Governance required by Item 10 is incorporated by reference to our proxy statement for our 2008 annual meeting of stockholders, which we refer to as our 2008 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        The information regarding Executive Compensation required by Item 11 is incorporated by reference to our 2008 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by Item 12 is incorporated by reference to our 2008 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information regarding Certain Relationships and Related Transactions and Director Independence required by Item 13 is incorporated by reference to our 2008 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information regarding Principal Accountant Fees and Services required by Item 14 is incorporated by reference to our 2008 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.
Financial Statements: See "Index to Consolidated Financial Statements" in Part II, Item 8 of this report.

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

FIBERTOWER CORPORATION
Date: March 17, 2008	By:	/s/ THOMAS A. SCOTT Thomas A. Scott Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ RAVI POTHARLANKA Ravi Potharlanka	Co-President and Chief Operating Officer (Principal Executive Officer)	March 17, 2008
/s/ THOMAS A. SCOTT Thomas A. Scott	Co-President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008
/s/ JOHN D. BELETIC John D. Beletic	Executive Chairman and Director	March 17, 2008
/s/ BANDEL CARANO Bandel Carano	Director	March 17, 2008
/s/ RANDALL HACK Randall Hack	Director	March 17, 2008
/s/ JOHN KELLY John Kelly	Director	March 17, 2008
/s/ JOHN B. MULETA John B. Muleta	Director	March 17, 2008
/s/ DARRYL SCHALL Darryl Schall	Director	March 17, 2008
/s/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 17, 2008
/s/ NEIL S. SUBIN Neil S. Subin	Director	March 17, 2008

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1
Agreement and Plan of Merger, dated May 14, 2006, among First Avenue Networks, Inc., FiberTower Corporation and Marlin Acquisition Corporation (incorporated by reference to Registrant's current report on Form 8-K filed on May 18, 2006).
3.1
Restated Certificate of Incorporation of the Registrant dated August 29, 2006 (incorporated by reference to Annex C to the Registrant's definitive information statement on Schedule 14C filed on July 25, 2006).
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on August 3, 2007).
3.3	Amendment to Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant's current report on Form 8-K filed on January 22, 2008).
4.1	Specimen of Common Stock Certificate (incorporated by reference to the Registrant's registration statement on Form S-8 (Reg. No. 333-137040) filed on August 31, 2006).
4.2	Senior Secured Note and Class A Warrant Agreement (incorporated by reference to Exhibit 3 to Exhibit 2.2 to the Registrant's current report on Form 8-K dated January 4, 2002).
4.3	Form of Class A Warrant (incorporated by reference to Exhibit 4 to Exhibit 2.2 to the Registrant's current report on Form 8-K dated January 4, 2002).
4.4
Form of Stock Purchase Warrant to subscribe for and purchase Common Stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K dated January 29, 2004).
4.5	Form of 9% Senior Secured Note due December 20, 2008 (incorporated by reference to Exhibit 4.2 to the Registrant's current report on Form 8-K dated January 29, 2004).
4.6
Indenture, dated as of November 9, 2006, among FiberTower Corporation, as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on November 15, 2006).
4.7
Form of 9.00% Convertible Senior Secured Notes due 2012, including the form of Guarantee (incorporated by reference Exhibit A to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on November 15, 2006).
4.8
Registration Rights Agreement, dated as of November 9, 2006, among FiberTower Corporation, the guarantors named therein, and Jefferies & Company, Inc. and Deutsche Bank Securities Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on November 15, 2006).
4.9
Escrow Agreement, dated as of November 9, 2006, among FiberTower Corporation, Wells Fargo Bank, National Association, as trustee under the Indenture, and Wells Fargo Bank, National Association, as escrow agent (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on November 15, 2006).
4.10
Pledge and Security Agreement, dated as of November 9, 2006, among FiberTower Corporation, the subsidiary grantors named therein, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference Exhibit 10.4 to the Registrant's current report on Form 8-K filed on November 15, 2006).

4.11
Registration Rights Agreement, dated August 29, 2006, by and among the Company and each of the holders listed on Exhibit A thereto (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on September 1, 2006).
10.1
First Amendment to Senior Secured Note and Class A Warrant Purchase Agreement, dated January 26, 2004, among the Company and the Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K filed on January 29, 2004).
10.2
Common Stock and Warrant Purchase Agreement, dated January 28, 2004, by and between the Company and the Investors party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on January 29, 2004).
10.3
Securities Purchase Agreement dated as of December 14, 2004 by and among First Avenue Networks, Inc. and the Purchasers listed on Schedule I attached thereto (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on December 14, 2004).
10.4
Form of Common Stock Purchase Warrant issued by the Company to each of the Purchasers (incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K filed on December 14, 2004).
10.5
Form of Common Stock Purchase Warrant issued to Tejas Securities Group, Inc. (incorporated by reference to Exhibit 10.5 to the Registrant's annual report on Form 10-K for the year ended December 31, 2004).
10.6
Amended and Restated Asset Purchase Agreement, dated as of January 13, 2005, by and among First Avenue Networks, Inc., Teligent Services Acquisition, Inc., Teligent, Inc. and Teligent Services, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on January 18, 2005).
10.7
Third Amended and Restated Registration Rights Agreement, dated January 28, 2004, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on January 18, 2005).
10.8	Warrant issued to Dr. Rajendra Singh (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on January 18, 2005).
*10.9	Form of First Avenue Networks, Inc. Stock Incentive Plan (incorporated by reference to Annex E to the Registrant's Definitive Information Statement on Schedule 14C filed on July 25, 2006).
*10.10
Form of Stock Option Agreement under First Avenue Networks, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 4.11 to the Registrant's registration statement on Form S-8 (Reg. No. 333-137040) filed on August 31, 2006).
*10.11
Form of Restricted Stock Agreement under First Avenue Networks, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's annual report on Form 10-K for the year ended December 31, 2006).
*10.12
FiberTower Corporation Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.9 to the Registrant's registration statement on Form S-8 (Reg. No. 333-137040) filed on August 31, 2006).
*10.13
Form of Stock Option Agreement under FiberTower Corporation Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Registrant's registration statement on Form S-8 (Reg. No. 333-137040) filed on August 31, 2006).

10.14	Amended and Restated FiberTower Corporation Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2007).
*10.15
Offer Letter dated August 29, 2006, by and between the Company and John D. Beletic (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on September 1, 2006).
10.16
Amendment to Executive Employment Agreement, dated April 19, 2007, between FiberTower Corporation and Michael K. Gallagher (incorporated by reference to Exhibit 10.2 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2007).
*10.17
Employment Agreement dated August 29, 2006, by and between the Company and Michael K. Gallagher (incorporated by reference to Exhibit 99.3 to the Registrant's current report on Form 8-K filed on September 1, 2006).
10.18
Letter Agreement, dated February 11, 2008, by and between the Company and Thomas A. Scott (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on February 13, 2008).
10.19
Letter Agreement, dated February 11, 2008, by and between the Company and Ravi Potharlanka (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on February 13, 2008).
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

QuickLinks

PART I.
  ITEM 1. BUSINESS
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Statements of Operations Data: (In thousands)
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Index to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
FIBERTOWER CORPORATION Consolidated Balance Sheets (In thousands, except par value)
FIBERTOWER CORPORATION Consolidated Statements of Operations (In thousands, except per share data)
FIBERTOWER CORPORATION Consolidated Statements of Cash Flows (In thousands)
FIBERTOWER CORPORATION Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
  ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EXHIBIT INDEX