Form 10-Q
period 2008-03-31
FiberTower CORP
filed 2008-05-09
CIK 1010286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-21091

FIBERTOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 151,323,591 shares of its common stock outstanding as of April 30, 2008.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	March 31, 2008	December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$193,248	$223,330
Certificates of deposit	5,000	5,000
Restricted cash and investments, current portion	36,169	35,757
Accounts receivable, net of allowances of $111 at March 31, 2008 and $151 at December 31, 2007	3,894	3,684
Prepaid expenses and other current assets	2,024	1,840
Total current assets	240,335	269,611
Restricted cash and investments	1,229	1,222
Property and equipment, net	247,619	240,799
FCC licenses	342,000	342,000
Goodwill	—	86,093
Debt issuance costs, net	11,298	11,855
Intangible and other long-term assets, net	4,267	3,975
Total assets	$846,748	$955,555

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$9,824	$13,672
Accrued compensation and related benefits	3,693	3,369
Accrued interest payable	13,685	4,629
Other accrued liabilities	2,239	3,555
Total current liabilities	29,441	25,225
Other liabilities	376	487
Deferred rent	5,170	4,223
Asset retirement obligations	3,508	3,311
Convertible senior secured notes	419,371	415,778
Deferred tax liability	93,561	93,561
Total liabilities	551,427	542,585
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 150,453 and 146,242 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	151	146
Additional paid-in capital	789,717	787,371
Accumulated deficit	(494,547)	(374,547)
Total stockholders’ equity	295,321	412,970
Total liabilities and stockholders’ equity	$846,748	$955,555

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Service revenues	$9,706	$5,420
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	16,221	11,274
Cost of service revenues - Impairment of long-lived assets and other charges	4,816	149
Sales and marketing	1,925	2,022
General and administrative	6,272	7,197
Depreciation and amortization	5,120	3,838
Impairment of goodwill	86,093	—
Total operating expenses	120,447	24,480
Loss from operations	(110,741)	(19,060)
Other income (expense):
Interest income	2,341	5,358
Interest expense	(11,573)	(12,257)
Miscellaneous income (expense), net	(27)	121
Total other income (expense), net	(9,259)	(6,778)

Net loss	$(120,000)	$(25,838)

Basic and diluted net loss per share	$(0.83)	$(0.18)

Weighted average number of shares used in per share amounts:
Basic and diluted	144,044	142,321

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2008	2007

Operating activities
Net loss	$(120,000)	$(25,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,120	3,838
Decline in value of embedded derivative	—	(312)
Accretion of convertible notes	3,593	3,014
Accretion of investments in debt securities	(394)	(1,073)
Accretion of asset retirement obligations	101	68
Amortization of debt issuance costs	557	519
Stock-based compensation	2,225	2,336
Loss on disposal of equipment	75	160
Impairment of long-lived assets and other charges	4,816	149
Impairment of goodwill	86,093	—
Net changes in operating assets and liabilities:
Accounts receivable, net	(210)	(189)
Prepaid expenses and other current assets	(184)	386
Other long-term assets	(391)	26
Accounts payable	(3,848)	(8,287)
Accrued compensation and related benefits	324	(1,002)
Accrued interest payable	9,056	8,956
Other accrued liabilities and deferred rent	(386)	1,071
Net cash used in operating activities	(13,453)	(16,178)

Investing activities
Purchases of short-term investments	—	(55,810)
Maturities of short-term investments	—	15,253
Purchase of property and equipment	(16,669)	(21,157)
Net cash used in investing activities	(16,669)	(61,714)

Financing activities
Proceeds from exercise of stock options	40	1,228
Cash provided by financing activities	40	1,228

Net decrease in cash and cash equivalents	(30,082)	(76,664)

Cash and cash equivalents at beginning of period	223,330	345,174

Cash and cash equivalents at end of period	$193,248	$268,510

See accompanying notes.

FIBERTOWER CORPORATION
Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Business

Organization and operations — FiberTower Corporation (collectively with its subsidiaries, the “Company”) was incorporated in 1993 in the State of Delaware to build and operate a shared high-capacity backhaul network for wireless operators and service providers in the United States.

The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice, video and data traffic from a wireless carrier’s mobile base station, or cell site, to its mobile switching center or other exchange point where the traffic is then switched onto a fixed wireline telecommunications network. The Company utilizes its comprehensive wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. The Company’s services allow wireless carriers to optimize their networks, enabling significant improvements in their availability, reliability, scalability and cost, while providing a long-term solution for the increasing demand for backhaul capacity. As of March 31, 2008, the Company had master service agreements with six of the eight largest U.S. wireless carriers. Through these master service agreements and other customer agreements, the Company provided services to 2,347 billing sites in 13 markets throughout the U.S. as of March 31, 2008.

The Company has incurred losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $494.5 million as of March 31, 2008. Through March 31, 2008, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future.  Failure to generate sufficient revenue could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan.

First Avenue/FiberTower merger transaction—On August 29, 2006, FiberTower Network Services Corp. (formerly known as “FiberTower Corporation” and referred to hereinafter as “Old FiberTower”) and First Avenue completed a merger pursuant to a merger agreement (the “Merger Agreement”) dated May 14, 2006. Under the terms of the Merger Agreement, First Avenue issued 73.9 million shares of common stock in exchange for all of the issued and outstanding common shares of Old FiberTower. In addition, First Avenue issued options for 4.2 million shares of its common stock in exchange for all of the outstanding stock options of Old FiberTower.

The merger of First Avenue and Old FiberTower has been accounted for as a reverse acquisition of First Avenue by Old FiberTower under the purchase method of accounting because Old FiberTower’s stockholders owned a majority of the shares, on a fully diluted basis, of the combined company following the merger.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Certain amounts in the condensed consolidated statements of operations and statements of cash flows have been reclassified to conform to the 2008 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in FiberTower’s Annual Report on Form 10-K for the year ended December 31, 2007.

There have been no significant changes in our significant accounting policies as of March 31, 2008 as compared to the significant accounting policies described in FiberTower’s Annual Report on Form 10-K for the year ended December 31, 2007 except for the adoption of SFAS No. 157, Fair Value Measurements (“SFAS 157”) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115 (“SFAS 159”).

In September 2006, the FASB issued SFAS 157 which establishes specific criteria for the fair value measurements of financial and non-financial assets and liabilities under current accounting rules.  The new fair value criteria are primarily applied prospectively upon adoption of SFAS 157.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB amended SFAS 157 to exclude SFAS No. 13, Accounting for Leases, from its scope and approved, through its issuance of FASB Staff Position No. FAS 157-2 (“FSP 157-2”), a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to non-financial instruments such as business combinations, acquired goodwill and intangibles, long-lived assets held for disposal and liabilities related to exit or disposal activities.  The Company adopted the provisions of SFAS 157 on January 1, 2008.  The adoption of SFAS 157 did not have an impact on the consolidated financial condition, results of operations or cash flows of the Company.  See Note 7 for information and related disclosures regarding the Company’s fair value measurements.

In February, 2007, the FASB issued SFAS 159 which permits a company to voluntarily elect to use fair value, instead of historic or original cost, to account for certain financial assets and liabilities.  The fair value option is designated on an item-by-item basis, is irrevocable and requires that changes in fair value in subsequent periods be recognized in earnings in the period of change.  On the date of adoption, if the fair value option is elected for any existing financial assets or liabilities, all previously unrealized gains or losses, if any, will be charged directly to retained earnings as a cumulative-effect adjustment.  Items eligible for the fair value option include available-for-sale securities and loans payable.    SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Effective January 1, 2008, the Company elected not to apply the optional provisions of SFAS 159 to any of its assets and liabilities.  Therefore, SFAS 159 did not impact the consolidated financial condition, results of operations or cash flows of the Company.  Subsequent to the adoption of SFAS 159, the election to use the fair value method for future eligible transactions will be made on a case-by-case and instrument-by-instrument basis.

Recent accounting pronouncements — In March 2008, the FASB issued Statement of Financial Accounting Standard No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the potential impact of this pronouncement on its consolidated financial statements.

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
Network equipment	$205,995	$183,179
Internal-use computer software	2,776	2,731
Office equipment and other	2,705	2,753
	211,476	188,663
Less: accumulated depreciation and amortization	36,754	31,894
Property and equipment in-service, net	174,722	156,769
Construction-in-progress	72,897	84,030
Property and equipment, net	$247,619	$240,799

As of March 31, 2008 and December 31, 2007, network equipment and construction-in-progress included capitalized internal labor costs of $18.1 million and $17.1 million, respectively.  As of March 31, 2008 and December 31, 2007, network equipment and construction-in-progress included capitalized interest of $8.2 million and $6.4 million, respectively.  Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

See discussion in Note 4 of impairment charges related to Property and Equipment recorded in the three months ended March 31, 2008.

Note 4—Impairment of Long-Lived Assets and Other Charges

Construction of the Company’s network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. The Company regularly assesses the realizability of costs accumulated in construction-in-progress as it executes its network build plans. During the three months ended March 31, 2008 and 2007, the Company recorded an impairment charge of $4.8 million  and $0.1 million, respectively, relating to this process which is included in cost of service revenues.

Note 5—Impairment of Goodwill

At December 31, 2007, the carrying value of the Company’s goodwill, related to the First Avenue/FiberTower merger, totaled $86.1 million.  The carrying value of goodwill was reduced by $147.9 million in impairment charges recorded in the third and fourth quarters of 2007.

As a result of a further decline in the Company’s market equity value during the quarter ended March 31, 2008, the Company believed an indicator of further impairment existed and, accordingly, performed an interim review of the value of its goodwill.  In the quarter ended March 31, 2008, the Company concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the fair value of goodwill to zero at March 31, 2008.

In performing its impairment tests, the Company compared the fair value of the Company’s single reporting unit to its carrying value.  The Company estimated the fair value of the reporting unit using both observed market equity values based on the Company’s publicly-traded stock price and the income approach, which requires estimates of future operating results and cash flows discounted using an appropriate discount rate.  As a result of these tests, the Company concluded that the carrying amount of its reporting unit exceeded its fair value.

The goodwill impairment charge is included in operating expenses on the condensed consolidated statements of operations.

Note 6—Convertible Senior Secured Notes

On November 9, 2006, the Company completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes (“Notes”) that mature on November 15, 2012. The Notes were sold to the initial purchasers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally (“Guarantees”), by the Company and each of its subsidiaries (“Guarantors”).

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

The Notes contain covenants, including, but not limited to, restrictions on the Company’s future indebtedness and the payment of dividends. As of March 31, 2008, the Company is in compliance with all of the covenants.

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

The Company concluded that the embedded feature related to the make-whole premium, designated event make-whole premium and holder put option upon the occurrence of certain designated events, qualify as derivatives and should be bundled as a compound embedded derivative (“Derivative’’) under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

The carrying value of the Notes is comprised of the following (in thousands):

	March 31, 2008	December 31, 2007
Convertible senior secured notes	$401,383	$401,383
Accretion	17,988	14,395
Derivative	—	—
	$419,371	$415,778

See Note 7 for disclosure of the fair value of the Company’s Notes and Derivative.  Debt issuance costs incurred in connection with the sale of the Notes totaled $14.3 million and are being amortized as additional interest expense over the six-year term of the Notes using the effective interest method.  Accumulated amortization totaled $3.0 million at March 31, 2008 and $2.5 million at December 31, 2007.

Note 7—Fair Value Disclosures

As discussed in Note 2, the Company adopted SFAS 157 on January 1, 2008.  The following table presents information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands).

	Fair Value Measurements at March 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities	Significant Other Observable Inputs		Significant Unobservable Inputs
	Level 1	Level 2		Level 3	Total

Cash and cash equivalents	$131,644	66,604	(1)	—	$198,248
Restricted cash	—	37,398	(1)	—	37,398

Total	$131,644	$104,002		$—	$235,646

(1)           Consists of U.S. Treasury securities.

The aggregate fair value of the Company’s Convertible Senior Secured Notes, determined based on quoted prices, was approximately $323.0 million as of March 31, 2008, compared to the aggregate carrying value of the Notes at such date of $419.4 million.  The fair value of the Derivative as of March 31, 2008 was negligible. The Company monitors the fair value of the Derivative each reporting period and records changes in fair value through charges to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes on the balance sheet. The value of the Derivative fluctuates based on changes in several factors including the trading price of the Company’s common stock, passage of time and other events described in the Notes. These value changes could be significant.

Note 8—Stockholders’ Equity and Stock-Based Compensation

Old FiberTower Stock Plan —In May 2001, Old FiberTower adopted a stock option plan (the “Old FiberTower Stock Plan”) pursuant to which the Board of Directors was authorized to grant options to purchase common stock, or issue shares of common stock, to employees, officers, directors, advisors or consultants of Old FiberTower. Incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) were granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. All options issued under the Old FiberTower Stock Plan have a ten-year term, become fully exercisable upon vesting, and generally vest over one to four years.

As a result of the First Avenue/FiberTower merger discussed in Note 1, all outstanding options and restricted stock awards under this plan were legally assumed by First Avenue and this plan was discontinued effective August 29, 2006. All existing outstanding options and Restricted Stock Awards continued under the same terms of the original grant agreements (including the ten-year contractual life of options) as adjusted for the merger exchange ratio with respect to the number of shares and per share price.

FiberTower Corporation Stock Incentive Plan (formerly First Avenue Stock Incentive Plan) —As a result of the First Avenue/FiberTower merger discussed in Note 1, Old FiberTower, as the acquirer of First Avenue, assumed options for the purchase of 4.2 million common shares that had been granted by First Avenue under its Stock Incentive Plan (the “Stock Incentive Plan”) prior to the merger.

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

Unless otherwise stipulated by the Board of Directors, restricted stock awards to employees under the Stock Incentive Plan vest over a four-year period from the grant date.  During the quarters ended March 31, 2008 and March 31, 2007, restricted stock awards to certain non-employee directors vested immediately.

On January 21, 2008, Michael K. Gallagher resigned from his position of President, Chief Executive Officer and Director of the Company.  As a result of his resignation, Mr. Gallagher forfeited 2.3 million stock options with a weighted average exercise price of $7.26 per share.  Of these 2.3 million options, approximately 1.8 million were exercisable with a weighted average exercise price of $7.11 per share.  Mr. Gallagher also forfeited 450,000 shares of unvested restricted stock with a price per share of $7.74.

During the three months ended March 31, 2008, the Company reversed $0.4 million of previously recognized compensation cost related to the cancellation of unvested restricted stock.

In February 2008, the Company awarded 4.5 million restricted shares to employees under the Stock Incentive Plan.  Prior to vesting, the restricted share awards have voting rights and are entitled to dividends.  Therefore, such shares are considered outstanding for financial reporting purposes, but are included in the net loss per share computations only to the extent vested.  As of March 31, 2008, the number of restricted stock award shares outstanding was 6.3 million.

As of March 31, 2008, the number of shares issuable under outstanding stock options was 4.8 million.  The aggregate  intrinsic value of options exercised during the three months ended March 31, 2008 was $0.1 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The Company uses the Black-Scholes-Merton option pricing model to determine the estimated fair value of stock options on the date of grant.  The fair value of the options granted was determined using the assumptions set forth below:

	Three Months Ended March 31,
	2008	2007
Expected life of options	3.58 years	3.75 years
Volatility	67%	70%
Risk-free interest rate	2.38-2.68%	4.78%
Expected dividend yield	0.00%	0.00%

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2008 and 2007 was $0.77 per share and $2.74 per share, respectively.

As of March 31, 2008, there was approximately $5.0 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.25 years.

The Company determines the fair value of each restricted common stock award based on the fair value of the Company’s common stock at the date of award.

As of March 31, 2008, there was approximately $13.5 million of unrecognized compensation cost related to the restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

The employee and non-employee stock-based compensation expense was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

Cost of service revenues	$889	$550
Sales and marketing	335	459
General and administrative	1,001	1,327
Total	$2,225	$2,336

Warrants — As of March 31, 2008, there were 2.9 million warrants outstanding at exercise prices ranging from $1.84 to $7.25 per share.  Such warrants expire between January 2009 and December  2014.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at March 31, 2008 were as follows (in thousands):

Convertible senior secured notes	60,148
Warrants	2,880
Stock options and restricted shares	19,235
Total shares reserved	82,263

Note 9—Net Loss Per Share

Basic and diluted net loss per share for the three months ended March 31, 2008 and March 31, 2007 has been calculated by dividing net loss by the weighted average number of the Company’s common shares outstanding , less issued common shares subject to repurchase or forfeiture, and excludes any dilutive effects of stock options, warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share in each period presented because the Company had net losses in each of these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Numerator for basic and diluted net loss per share:
Net loss for period	$(120,000)	$(25,838)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	148,395	145,390
Weighted average common shares outstanding subject to repurchase	(4,351)	(3,069)

Denominator for basic and diluted net loss per share	144,044	142,321

As of March 31, 2008, the Company had stock options outstanding to purchase 4.8 million shares, of which 3.0 million shares were exercisable. In addition, at March 31, 2008, there are 6.3 million unvested restricted shares. The Company’s Convertible Senior Secured Notes became convertible on February 15, 2007.  As of March 31, 2008, 48.6 million shares were potentially issuable if all currently outstanding Notes were converted and 11.6 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Notes.  There are also warrants outstanding at March 31, 2008, to acquire 2.9 million common shares.  These potentially issuable shares would further dilute investors when the options and warrants are exercised, the restricted share awards vest and the Notes are converted to common shares.

Note 10—Related Party Transactions

During the three months ended March 31, 2008 and 2007, the Company leased colocation space from certain stockholders that (i) own greater than 10% of the Company’s outstanding equity securities and/or (ii) have representatives who serve on the Company’s Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such periods. The aggregate operating expenses included in the accompanying condensed statements of operations for the three months ended March 31, 2008 and 2007, pertaining to these lease and service arrangements, were approximately $0.6 million and $0.4 million, respectively.

Representatives from two entities holding approximately 27% of the outstanding common stock serve on the Company’s Board of Directors.  A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 14% of the Company’s common stock regarding its investments, including its holdings in the Company.

The executive chairman of the Company’s Board of Directors serves as a director of Tessco Technologies Incorporated.  Tessco supplies the Company with various materials which are used in the business operations.  During the three months ended March 31, 2008 and 2007, the Company paid Tessco approximately $0.1 million and $0.4 million, respectively.

Note 11—Guarantees and Other Contingencies

Regulatory Matters—The Company is subject to significant FCC regulation, some of which is in a state of flux due to challenges to existing rules and proposals to create new rules.  Such regulation is subject to different interpretations, inconsistent application and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rates, rights-of-way and zoning matters.  Management believes that resolution of any such disputes will not have a material adverse impact on the Company’s consolidated financial position.

License Renewal—Like other FCC licenses, the licenses which the Company holds were granted for an initial ten-year term with renewal dates ranging from 2007 to 2014. Renewal applications for the Company’s wide-area 39 GHz licenses that expired in 2007 remain pending at the FCC. To obtain renewal of a license, the licensee must demonstrate that, at the time of renewal, it either met a “safe harbor” build-out requirement or that it has provided “substantial service” as determined by the FCC. What level of service is considered “substantial” will vary depending upon the type of offering by the licensee. The FCC has provided specific safe harbor guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the licensed area. Licensees may show that they have met the substantial service test in other ways, such as providing niche services, offering service to underserved consumers and investing in the market in a credible manner to develop equipment and systems to serve the license.

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

Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, the Company has not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in the Company’s condensed consolidated balance sheets.

Legal proceedings—The Company is subject to certain legal proceedings and claims in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s financial position or results of operations.

Note 12—Subsequent Events

Hiring of new President and CEO—On April 9, 2008, the Board of Directors (the “Board”) of the Company appointed Kurt J. Van Wagenen as President and Chief Executive Officer of the Company.  Mr. Van Wagenen was also elected by the Board to fill the vacancy on the Board as a result of Michael K. Gallagher’s resignation on January 21, 2008 from his position of President, Chief Executive Officer and Director of the Company.

On April 9, 2008, Mr. Van Wagenen entered into an executive employment agreement (the “Agreement”) with the Company.  The Agreement provides for an original term of three years with automatic one-year extensions unless either party provides notice that the Agreement is not to be extended.  Pursuant to the Agreement, Mr. Van Wagenen will receive, among other things, (i) a base annual salary of $350,000, subject to annual increases at the Board’s sole discretion, and a bonus payment to be determined by the Board, where such bonus payment in 2008 may not exceed 150% of Mr. Van Wagenen’s base salary, (ii) a restricted stock grant under the Stock Incentive Plan of 875,000 shares that will vest as to 25% of the total grant on each of the first, second, third and fourth anniversary of the date of the Agreement and (iii) an option to acquire up to 1,125,000 shares of the Company’s common stock under the Stock Incentive Plan at an exercise price of $1.43, the fair market value of the Company’s common stock on the date of the grant, with such options vesting as to 25% of the total grant on the first anniversary of the date of the Agreement and 1/48 of the total grant each month thereafter.

Pursuant to the Agreement, the Company and Mr. Van Wagenen may terminate the Agreement at any time upon giving notice to the other party.  If the Company terminates the Agreement for other than “Cause” or if Mr. Van Wagenen terminates for “Good Reason” (as such terms are defined in the Agreement), the Company will pay Mr. Van Wagenen certain severance payments as outlined in the Agreement.  In addition, if a “Change of Control” occurs (as such term is defined in the Agreement), all of his unvested stock options and restricted stock shall accelerate and become vested and exercisable upon certain conditions as outlined in the Agreement.

On April 9, 2008, the Company also entered into a signing bonus agreement with Mr. Van Wagenen.  Pursuant to the signing bonus agreement, the Company agreed to pay Mr. Van Wagenen (i) a cash signing bonus of $666,667 on April 9, 2010 if he is still employed by the Company as Chief Executive Officer on such date and (ii) an additional cash signing bonus of $333,333 on April 9, 2011 if he continues to remain so employed on such date.

Reduction in Force—On May 8, 2008, management announced staffing reductions throughout the Company as part of its cost reduction efforts and to re-align the Company’s organization based upon its current network deployment plan and the anticipated cash balances projected to execute its business plan.  Management believes this reduction in force can be achieved without impacting its ability to continue to meet any of its deployment, operational, sales or customer service commitments.   Approximately 60 employees were provided notice of their termination to occur during the second and third quarters of 2008.  This will result in an estimated annual cost savings of $10 to $12 million.  Severance payments and other charges related to the staffing reductions are expected to range between $1.5 to $2.0 million and will be expensed in the second and third quarters of 2008.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report includes “forward-looking” information, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases, regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements and financing prospects. We caution investors that any such statements are based on currently available operational, financial and competitive information, and are subject to various risks and uncertainties. Actual future results and trends may differ materially depending on a variety of factors. Those factors include, among others, those matters disclosed as Risk Factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 (“Risk Factors”).

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2007. Some of the statements in the following discussion are forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. For a variety of reasons, including those described above and in Risk Factors, our actual results may differ materially from these estimates and projections.

Company Overview

We provide backhaul services to wireless carriers and began generating service revenues in 2003 by deploying our first network in Dallas, Texas. Backhaul is the transport of voice, video and data traffic from a wireless carrier’s mobile base station, or cell site, to its mobile switching center or other exchange point where the traffic is then switched onto a fixed wireline telecommunications network. We compete with a range of diversified telecommunications services providers, primarily Incumbent Local Exchange Carriers, (“ILECs”), including AT&T, Verizon, Embarq, and Qwest.

As of March 31, 2008, we had 213 employees.  On May 8, 2008, management announced staffing reductions throughout the Company as part of its cost reduction efforts.  See Note 12, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements for further information.

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

(2)          availability of alternative services at better prices;

(3)          predictable deployment schedules, and

(4)          quality of our services.

In order to provide backhaul services to our customers, we have constructed networks in 13 markets.  As we continue to expand our markets, we incur significant upfront costs for pre-development site evaluation, site leases, cost of new capital equipment and construction costs.  These expenses are incurred well in advance of receiving revenues from customers.  Beginning in late 2005, in order to shorten the time a customer had to wait between commitment and initial service delivery, we implemented a strategy to deploy networks where not all sites had committed customer orders at the start of deployment. We altered this strategy in early 2007 to only construct networks where the substantial majority of sites had a committed customer.  However, as a consequence of our previous strategy, we have an inventory of sites where T-1 equivalents are available following completion of a deployment project, including some sites where no T-1 equivalents are being used to deliver services or generate revenues.

During the first quarter of 2008, we achieved the following significant financial and operational milestones:

•                  Billing T-1 equivalents grew by 21% to 17,153 in the first quarter of 2008 from 14,201 at the end of the fourth quarter of 2007.  Billing T-1 equivalents grew by 106% year-over-year;

•                  Billing sites grew 9% to 2,347 in the first quarter of 2008 from 2,148 at the end of the fourth quarter of 2007.  Billing sites grew by 48% year-over-year;

•                  Billing customer locations grew 17% to 4,500 in the first quarter of 2008 from 3,851 at the end of the fourth quarter of 2007.  Billing customer locations grew by 104% year-over-year;

•                  T-1 equivalents per billing site increased from 6.61 at December 31, 2007 to 7.31 at March 31, 2008.  T1 equivalents per billing site grew by 11% over the fourth quarter of 2007 and 39% year-over-year.

As of March 31, 2008, we had deployed 2,911 sites, of which 2,347 had billing customers. A deployed site may not yet be billing for various reasons including:

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

We have derived a significant portion of our historic revenues from the following customers as shown below:

	Three Months Ended
	March 31,
	2008	2007

AT&T Mobility	46%	64%
Sprint Nextel	28%	15%
T-Mobile	14%	12%

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

AT&T Mobility	34%	45%
Sprint Nextel	31%	23%
T-Mobile	16%	21%

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

Construction of our network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. We regularly assess the realizability of costs accumulated in construction-in-progress as we execute our network build plans. During the three months ended March 31, 2008 and 2007, we recorded an impairment charge of $4.8 million  and $0.1 million, respectively, relating to this process which is included in cost of service revenues.

Sales and marketing expenses are comprised primarily of compensation and related benefits, including stock-based compensation and travel expenses. We expect sales and marketing expenses to increase in future periods as a result of expanding our operations.

General and administrative expenses primarily consist of compensation and related benefits including stock-based compensation, recruiting fees, travel expenses, professional fees and insurance.  We do not expect general and administrative expenses to grow during 2008.  This is due to our cost control efforts and in 2007, our integration of public-company related costs following the First Avenue/FiberTower merger.

Depreciation and amortization expenses primarily consist of depreciation related to the deployment of network sites and the amortization of certain intangible assets. We expect depreciation expense to increase in future periods as a result of deploying and commencing depreciation on additional sites.

As a result of a further decline in our market equity value during the quarter ended March 31, 2008, we believed an indicator of further impairment of goodwill existed and, accordingly, performed an interim review of the value of our goodwill.  In the quarter ended March 31, 2008, we concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the fair value of goodwill to zero at March 31, 2008.  During the third and fourth quarters of 2007, we recorded goodwill impairment charges totaling $147.9 million.  See Note 5, Impairment of Goodwill, in the Notes to Condensed Consolidated Financial Statements for further information.

Interest income and interest expense is primarily the result of interest earned on investment of cash proceeds and interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible senior secured notes issued in November 2006.  See Note 6, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for further information.

We anticipate that we will incur non-cash tax expense of approximately $3 million to $4 million annually as a result of a tax accounting method change we expect to complete in the second quarter of 2008.

Challenges Facing Our Business

In addition to the risks described in the section entitled Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, there are various challenges facing our business including deploying in a predictable manner, scaling our business and managing growth, acquiring new customers on existing sites, the concentrated nature of our customers and the emerging nature of our market.

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

Results of Operations

Presented below are selected statements of operations data for the three months ended March 31, 2008 and 2007 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this document. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:
(In thousands)

	Three Months Ended
	March 31,
	2008	2007
Service revenues	$9,706	$5,420
Cost of service revenues (excluding depreciation and amortization)	(16,221)	(11,274)
Cost of service revenues - impairment of long-lived assets and other charges	(4,816)	(149)
Sales and marketing	(1,925)	(2,022)
General and administrative	(6,272)	(7,197)
Depreciation and amortization	(5,120)	(3,838)
Impairment of goodwill	(86,093)	—
Interest income	2,341	5,358
Interest expense	(11,573)	(12,257)
Miscellaneous income (expense), net	(27)	121
Net loss	$(120,000)	$(25,838)

The following table sets forth selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Three Months Ended
	March 31,
	2008	2007
Service revenues	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(167)%	(208)%
Cost of service revenues - impairment of long-lived assets and other charges	(50)%	(3)%
Sales and marketing	(20)%	(37)%
General and administrative	(65)%	(133)%
Depreciation and amortization	(53)%	(71)%
Impairment of goodwill	(887)%	—
Interest income	24%	99%
Interest expense	(119)%	(226)%
Miscellaneous income (expense), net	(0)%	2%
Net loss	(1,236)%	(477)%

Non-GAAP Financial Measures

We use the total adjusted EBITDA, which is a Non-GAAP (Generally Accepted Accounting Principles) financial measure to monitor the financial performance of our operations.  This measurement, together with GAAP measures such as revenue and loss from operations, assists management in its decision-making processes relating to the operation of our business.  Adjusted EBITDA is defined as net income (loss) from operations before interest, taxes, depreciation and amortization, impairment charges, stock-based compensation and other income (expense).  Adjusted EBITDA is not a substitute for operating income, net income (loss), or cash flow used in operating activities as determined in accordance with GAAP, as a measure of performance or liquidity. In addition, our presentation of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.  This non-GAAP financial measure should be viewed in addition to, and not as an alternative for, our reported financial results as determined in accordance with GAAP.

The following table shows the calculation of our total adjusted EBITDA reconciled to net loss.

	Three months ended March 31,
	2008	2007
Net loss	$(120,000)	$(25,838)
Adjustments:
Depreciation and amortization	5,120	3,838
Stock-based compensation	2,225	2,336
Interest income	(2,341)	(5,358)
Interest expense	11,573	12,257
Impairment of goodwill	86,093	—
Impairment of long-lived assets and other charges	4,816	149
Miscellaneous (income) expense, net	27	(121)
Adjusted EBITDA	$(12,487)	$(12,737)

Three months ended March 31, 2008 compared to three months ended March 31, 2007

Service revenues for the three months ended March 31, 2008 increased 79% to $9.7 million from $5.4 million for the three months ended March 31, 2007. This increase was primarily driven by the addition of 639 new deployed sites and greater penetration in existing markets, leading to a 106% increase in the number of billing T-1 equivalent lines during the previous 12 months.  Service revenues in the first quarter of 2008 also include the first full quarter of revenue from the delivery of Ethernet-based links to Sprint Nextel under our 4G backhaul contract.  The increase in service revenues was partially offset by lower average selling prices reflecting a different customer and geographic mix and volume discount targets achieved by certain customers. The average monthly recurring revenue per T-1 equivalent was $207 during the three months ended March 31, 2008 compared to $234 for the same period of 2007.

Cost of service revenues (excluding depreciation and amortization charges) increased 44% to $16.2 million for the three months ended March 31, 2008, compared to $11.3 million for the three months ended March 31, 2007.  This was primarily due to site lease expense, fiber service provider charges and additional personnel costs incurred to support the billing sites that were added to the network during the past year. Also, for the three months ended March 31, 2008, stock-based compensation expense recorded to cost of service revenues was $0.9 million compared to $0.6 million for the same period in 2007.

Cost of service revenues also includes $4.8 million in the three months ended March 31, 2008 and $0.1 million for the same period of 2007, of long-lived asset impairment charges related to our assessment of the realizability of costs accumulated in construction-in-progress.

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

Sales and marketing expenses decreased 5% to $1.9 million for the three months ended March 31, 2008, compared to $2.0 million for the three months ended March 31, 2007.  As a result of changes to our 2008 commission plan, there was a  lower commission accrual in the first three months of 2008 over the comparable period of 2007. This was offset by a higher bonus accrual reflecting the achievement of 150% of our first quarter 2008 bonus metrics compared to 91% a year ago.  Also, for the three months ended March 31, 2008, stock-based compensation expense recorded to sales and marketing was $0.3 million compared to $0.5 million for the same period in 2007.

General and administrative expenses decreased 13% to $6.3 million for the three months ended March 31, 2008, from $7.2 million for the three months ended March 31, 2007. This decrease is primarily due to lower professional and consulting fees relating to public company-related costs and a reduction in stock-based compensation expense from  $1.3 million for the three months ended March 31, 2007 to $1.0 million for the same period of 2008.  These reductions were, partially offset by a higher bonus accrual and a $0.2 million increase in recruiting fees.

Depreciation and amortization expense increased 33% to $5.1 million for the three months ended March 31, 2008 from $3.8 million for the three months ended March 31, 2007. This increase reflects $16.7 million in capital additions year over year driven by the addition of 639 new deployed sites during the past 12 months.

As a result of the impairment evaluation of the fair value of the carrying amount of goodwill performed during the quarter ended March 31, 2008, we recorded a goodwill impairment charge of $86.1 million during the three months ended March 31, 2008 reducing the fair value of goodwill to zero at March 31, 2008. See Note 5, Impairment of Goodwill, in the Notes to Condensed Consolidated Financial Statements for additional information.

Interest income decreased 56% to $2.3 million for the three months ended March 31, 2008 from $5.4 million for the three months ended March 31, 2007. The reduction was due to lower cash balances available for investment and lower interest rates. Miscellaneous income for the three months ended March 31, 2007 included $0.3 million for the change in the fair value of the embedded derivative associated with the convertible notes.

Interest expense decreased 6% to $11.6 million for the three months ended March 31, 2008 from $12.3 million for the three months ended March 31, 2007. The reduction was primarily due to an increase in the amount of interest expense which was capitalized.

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

The following table shows quarterly key operating metric information.

	Three Months Ended
	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Billing Sites:
Billing sites added	199	157	143	265	254
Ending billing sites	2,347	2,148	1,991	1,848	1,583
Billing sites / Sites deployed	81%	76%	75%	75%	70%

Billing Customer Locations:
Billing customer locations added	649	599	433	613	402
Ending billing customer locations	4,500	3,851	3,252	2,819	2,206
Colo rate	1.92	1.79	1.63	1.53	1.39

Billing T-1 Equivalents:
Billing T-1 equivalents added	2,952	2,171	1,823	1,884	1,454
Ending billing T-1 equivalents	17,153	14,201	12,030	10,207	8,323
T-1 equivalents per customer location	3.81	3.69	3.70	3.62	3.77
T-1 equivalents / Billing sites	7.31	6.61	6.04	5.52	5.26
Average MRC per T-1 equivalent	$207	$215	$218	$229	$234

Sites Deployed:
FiberTower sites constructed	98	158	190	193	276
Ending sites deployed	2,911	2,813	2,655	2,465	2,272

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

On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes due on November 15, 2012 (“Notes”). The Notes were sold in a private placement exempt from the registration requirements of the

Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries (“Guarantees”).  See Note 6, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for further information.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We had unrestricted cash and cash equivalents and certificates of deposit of $198.2 million at March 31, 2008.

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

In the future, we intend to obtain financing through the issuance of additional equity or debt securities, or both. There can be no assurance that this additional financing will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets or incur additional debt, or we may need to refinance all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

Cash Flow Analysis

Our principal liquidity requirements are primarily for working capital purposes and the expansion of our network through our investment in network equipment and site acquisition and construction costs.

Operating Activities

In the three months ended March 31, 2008, net cash used in operating activities decreased by $2.7 million to $13.5 million compared to cash used in operating activities of $16.2 million for the three months ended March 31, 2007. The negative cash flow from operations in the three months ended March 31, 2008 was primarily caused by a net loss of $120.0 million and a reduction of accounts payable of $3.8 million, partially offset by non-cash charges of $102.2 million and an increase of $9.1 million in accrued interest payable related to the convertible notes.

The following table shows non-cash charges included in net cash used in operating activities:

	Three Months Ended March 31,
	2008	2007
Non-cash charges:
Depreciation and amortization	$5,120	$3,838
Accretion of convertible notes	3,593	3,014
Stock-based compensation	2,225	2,336
Impairment of goodwill	86,093	—
Impairment charges on long-lived assets and other charges	4,816	149
Other, net	339	(638)
Total non-cash charges	$102,186	$8,699

Investing Activities

Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.  As of March 31, 2008, we provided services to 2,347 billing sites in 13 markets throughout the U.S., an increase of 199 billing sites during the first quarter of 2008.

In the three months ended March 31, 2008, we spent $16.7 million in capital expenditures as compared to $21.2 million in the first three months of 2007.  During the first three months of 2008 and 2007, we completed deployment of 98 and 276 new sites, respectively.  In the first three months of 2008, additional capital spending went into deploying incremental customers at existing sites relative to the first three months of 2007. In addition, the Company incurred capital expenditures to support site builds beyond the first quarter of 2008.  We anticipate that we will use approximately $75 million of cash for capital expenditures during 2008 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

During the first quarter of 2007, we invested $40.6 million in net short-term investments which were utilized in operations in 2007.

Financing Activities

A negligible amount of net cash was provided by the exercise of stock options during the three months ended March 31, 2008, as compared to $1.2 million for the same period of 2007.

Debt Obligations and Restricted Cash and Investments

At March 31, 2008, we had unrestricted cash and cash equivalents of $198.2 million that were held in bank accounts, money market mutual funds, short-term obligations and commercial paper issued by major U.S. and foreign corporations and financial institutions.

In addition, at March 31, 2008, we had total restricted cash and investments of $37.4 million, comprised of $35.7 million of principal and interest invested in restricted U.S. Treasury securities under the terms of the Notes noted above. At March 31, 2008, we had an additional $1.7 million of restricted cash and cash equivalents, $1.1 million of which is related to a service supplier agreement and letters of credit in connection with other obligations totaling $0.6 million at March 31, 2008, with their final expiration in June 2011. These were collateralized by cash equivalents of $0.4 million at March 31, 2008.

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

Future Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our existing cash and cash equivalents and certificates of deposit of $198.2 million, will be sufficient to cover our estimated liquidity needs for at least the next twelve months. We anticipate that we will use approximately $75 million of cash for capital expenditures during 2008 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available cash. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and significantly modify our cash requirements.

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

Our critical accounting policies include revenue and expense recognition, useful life assignments and impairment evaluations associated with long-lived assets, including intangible assets, FCC licenses, goodwill, asset retirement obligations, deferred taxes, leases and stock-based compensation, which are discussed in detail under the caption “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2007.  There were no significant changes in our critical accounting policies or estimates since December 31, 2007.

Related Party Transactions

See Note 10, Related Party Transactions in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the three months ended March 31, 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of1934 (“Exchange Act”).  On April 9, 2008, the Board of Directors appointed our CEO who participated in the evaluation of our disclosure controls and procedures as of March 31, 2008.  Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation described above, our CEO and CFO have concluded that, as of March 31, 2008, our disclosure controls and procedures were not effective.

(b) Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2007, management identified as a material weakness in both the design and operating effectiveness of internal control over financial reporting, its ineffective controls over the accounting for property and equipment.  During the quarter ended March 31, 2008, we made substantial progress on the implementation of the re-design of our internal controls associated with property and equipment. We intend to further develop the re-designed controls over property and equipment throughout the second quarter and beyond in 2008 including assigning responsibility for execution of the controls throughout various levels of our organization and focusing on increasing the precision, speed and efficiency of the controls. During the quarter ended March 31, 2008, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007, except as described below:

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the repurchase of our common stock during the three months ended March 31, 2008:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Maximum value of shares that may yet be purchased under the program (2)
January 1 to January 31, 2008	—	—	—	—
February 1 to February 29, 2008	306	$1.76	—	—
March 1 to March 31, 2008	—	—	—	—
Total	306	$1.76	—	—

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

10.1

Executive Employment Agreement, dated April 9, 2008, between Kurt J. Van Wagenen and FiberTower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2008).

10.2

Letter Agreement, dated April 9, 2008, between Kurt J. Van Wagenen and FiberTower Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2008).

31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBERTOWER CORPORATION

	By:	/s/ Kurt J. Van Wagenen
May 9, 2008		Kurt J. Van Wagenen
Date		President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ KURT J. VAN WAGENEN	President, Chief Executive Officer and Director	May 9, 2008
Kurt J. Van Wagenen	(Principal Executive Officer)

/s/ THOMAS A. SCOTT	Chief Financial Officer	May 9, 2008
Thomas A. Scott	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title

10.1

Executive Employment Agreement, dated April 9, 2008, between Kurt J. Van Wagenen and FiberTower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 14, 2008).

10.2

Letter Agreement, dated April 9, 2008, between Kurt J. Van Wagenen and FiberTower Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 14, 2008).

31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.