Form 10-Q
period 2008-06-30
FiberTower CORP
filed 2008-08-08
CIK 1010286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-21091

FIBERTOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 150,419,110 shares of its common stock outstanding as of July 31, 2008.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	June 30, 2008	December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$172,401	$223,330
Certificates of deposit	5,000	5,000
Restricted cash and investments, current portion	18,194	35,757
Accounts receivable, net of allowances of $148 at June 30, 2008 and $151 at December 31, 2007	4,528	3,684
Prepaid expenses and other current assets	2,166	1,840
Total current assets	202,289	269,611
Restricted cash and investments	1,233	1,222
Property and equipment, net	242,194	240,799
FCC licenses	342,000	342,000
Goodwill	—	86,093
Debt issuance costs, net	10,740	11,855
Intangible and other long-term assets, net	4,103	3,975
Total assets	$802,559	$955,555

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$6,135	$13,672
Accrued compensation and related benefits	3,446	3,369
Accrued interest payable	4,528	4,629
Other accrued liabilities	2,072	3,555
Current portion of accrued restructuring costs	2,164	—
Total current liabilities	18,345	25,225
Other liabilities	797	487
Deferred rent	5,395	4,223
Asset retirement obligations	3,710	3,311
Long-term accrued restructuring costs, net of current portion	2,829	—
Convertible senior secured notes	422,891	415,778
Deferred tax liability	93,561	93,561
Total liabilities	547,528	542,585
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 150,499 and 146,242 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	151	146
Additional paid-in capital	790,891	787,371
Accumulated deficit	(536,011)	(374,547)
Total stockholders’ equity	255,031	412,970
Total liabilities and stockholders’ equity	$802,559	$955,555

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service revenues	$11,868	$6,191	$21,574	$11,611
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	16,180	13,982	32,401	25,256
Cost of service revenues - impairment of long-lived assets and other charges	8,617	75	13,433	224
Sales and marketing	1,656	1,908	3,581	3,930
General and administrative	4,691	5,669	10,963	12,866
Depreciation and amortization	6,698	4,385	11,818	8,223
Restructuring charge	5,524	—	5,524	—
Impairment of goodwill	—	—	86,093	—
Total operating expenses	43,366	26,019	163,813	50,499
Loss from operations	(31,498)	(19,828)	(142,239)	(38,888)
Other income (expense):
Interest income	1,333	4,691	3,674	10,049
Interest expense	(11,336)	(11,689)	(22,909)	(23,946)
Miscellaneous income, net	37	225	10	346
Total other income (expense), net	(9,966)	(6,773)	(19,225)	(13,551)
Net loss	$(41,464)	$(26,601)	$(161,464)	$(52,439)

Basic and diluted net loss per share	$(0.29)	$(0.19)	$(1.12)	$(0.37)

Weighted average number of shares used in per share amounts:
Basic and diluted	144,286	142,808	144,165	142,534

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2008	2007

Operating activities
Net loss	$(161,464)	$(52,439)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,818	8,223
Decline in value of embedded derivative	—	(538)
Accretion of convertible notes	7,113	6,124
Accretion of investments in debt securities	(655)	(1,059)
Accretion of asset retirement obligations	209	152
Amortization of debt issuance costs	1,115	1,052
Stock-based compensation	3,136	4,334
Loss on disposal of equipment	170	160
Impairment of long-lived assets and other charges	13,433	224
Restructuring charge	4,993	—
Impairment of goodwill	86,093	—
Net changes in operating assets and liabilities:
Accounts receivable, net	(844)	(1,181)
Prepaid expenses and other current assets	(326)	300
Other long-term assets	(277)	30
Accounts payable	(7,537)	(5,007)
Accrued compensation and related benefits	77	(1,244)
Accrued interest payable	(101)	(88)
Other accrued liabilities and deferred rent	188	2,776
Net cash used in operating activities	(42,859)	(38,181)

Investing activities
Purchases of short-term investments	—	(76,945)
Maturities of short-term investments	—	72,405
Maturities of restricted cash and investments	18,207	17,776
Purchase of property and equipment	(26,523)	(47,919)
Net cash used in investing activities	(8,316)	(34,683)

Financing activities
Proceeds from exercise of stock options	246	1,461
Cash provided by financing activities	246	1,461

Net decrease in cash and cash equivalents	(50,929)	(71,403)

Cash and cash equivalents at beginning of period	223,330	345,174

Cash and cash equivalents at end of period	$172,401	$273,771

Supplemental Disclosures
Cash paid for interest	$18,124	$18,723

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

The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice, video and data traffic from a wireless carrier’s mobile base station, or cell site, to its mobile switching center or other exchange point where the traffic is then switched onto a fixed wireline telecommunications network. The Company utilizes its comprehensive wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. The Company’s services allow wireless carriers to optimize their networks, enabling significant improvements in their availability, reliability, scalability and cost, while providing a long-term solution for the increasing demand for backhaul capacity. As of June 30, 2008, the Company had master service agreements with six of the eight largest U.S. wireless carriers. Through these master service agreements and other customer agreements, the Company provided services to 2,584 billing sites in 13 markets throughout the U.S. as of June 30, 2008.

The Company has incurred losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $536.0 million as of June 30, 2008. Through June 30, 2008, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future.  Failure to generate sufficient revenue could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan.

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

Note 2—Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Certain amounts in the condensed consolidated statements of operations and statements of cash flows have been reclassified to conform to the 2008 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in FiberTower’s Annual Report on Form 10-K for the year ended December 31, 2007.

There have been no significant changes in our significant accounting policies as of June 30, 2008 as compared to the significant accounting policies described in FiberTower’s Annual Report on Form 10-K for the year ended December 31, 2007 except for the adoption of SFAS No. 157, Fair Value Measurements (“SFAS 157”) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115 (“SFAS 159”).

In September 2006, the FASB issued SFAS 157 which establishes specific criteria for the fair value measurements of financial and non-financial assets and liabilities under current accounting rules.  The new fair value criteria are primarily applied prospectively upon adoption of SFAS 157.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB amended SFAS 157 to exclude SFAS No. 13, Accounting for Leases, from its scope and approved, through its issuance of FASB Staff Position No. FAS 157-2 (“FSP 157-2”), a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to non-financial instruments such as business combinations, acquired goodwill and intangibles, long-lived assets held for disposal and liabilities related to exit or disposal activities.  The Company adopted the provisions of SFAS 157 on January 1, 2008.  The adoption of SFAS 157 did not have an impact on the consolidated financial condition, results of operations or cash flows of the Company.  See Note 8 for information and related disclosures regarding the Company’s fair value measurements.

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

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
Network equipment	$227,077	$183,179
Internal-use computer software	2,827	2,731
Office equipment and other	2,822	2,753
	232,726	188,663
Less: accumulated depreciation and amortization	43,365	31,894
Property and equipment in-service, net	189,361	156,769
Construction-in-progress	52,833	84,030
Property and equipment, net	$242,194	$240,799

As of June 30, 2008 and December 31, 2007, network equipment and construction-in-progress included capitalized internal labor costs of $18.7 million and $17.1 million, respectively.  During the three and six months ended June 30, 2008, $0.6 million and $1.6 million, respectively, was capitalized.  During the three and six months ended June 30, 2007, $1.6 million and $3.2 million, respectively, was capitalized.

As of June 30, 2008 and December 31, 2007, network equipment and construction-in-progress included capitalized interest of $10.0 million and $6.4 million, respectively.  During the three and six months ended June 30, 2008, $1.8 million and $3.6 million, respectively, was capitalized.  During the three and six months ended June 30, 2007, $1.7 million and $2.0 million, respectively, was capitalized.

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

See discussion in Note 5 of impairment charges related to Property and Equipment recorded in 2008.

Note 4—Restructuring Charge

During the quarter ended June 30, 2008, the Company recorded a restructuring charge of $5.5 million as a result of the Company’s decision to restructure its operations to reflect changes in its strategic plans designed to reduce costs.  The resultant restructuring charge reflects i) the Company’s decision to cease market development activities in the Carolina’s market resulting in an exit plan for its site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with the Company’s current network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey.

The Company accounted for its exit plan for operating leases in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  The Company accounted for the termination benefits under the workforce reduction in accordance with SFAS No. 112, Employer’s Accounting for Post-employment Benefits discounted using  an estimated credit-adjusted risk-free interest rate.  The restructuring charge is included in operating expenses on the condensed consolidated statements of operations and is summarized as follows (in thousands):

	Operating Leases	Workforce Reduction	Total
Balance at March 31, 2008	$—	—	$—
Restructuring charge	4,071	1,453	5,524
Cash payments	(86)	(445)	(531)

Balance at June 30, 2008	$3,985	$1,008	$4,993

The accrued restructuring costs associated with the contract terminations of the operating leases are expected to be paid over the remaining lease term, which generally approximates four years, or shorter as payoff arrangements are concluded.  The accrued restructuring costs associated with the workforce reduction are expected to be paid before the end of fiscal year 2008.

Note 5—Impairment of Long-Lived Assets and Other Charges

Construction of the Company’s network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. The Company regularly assesses the realizability of costs accumulated in construction-in-progress as it executes its network build plans.  During the three months ended June 30, 2008 and 2007, the Company recorded an impairment charge of $8.6 million and $0.1 million, respectively, relating to this process which is included in cost of service revenues.  During the six months ended June 30, 2008 and 2007, this impairment charge was $13.4 million and $0.2 million, respectively.

Note 6—Impairment of Goodwill

At December 31, 2007, the carrying value of the Company’s goodwill, related to the First Avenue/FiberTower merger, totaled $86.1 million.  The carrying value of goodwill was reduced by $147.9 million in impairment charges recorded in the third and fourth quarters of 2007.

As a result of a further decline in the Company’s market equity value during the quarter ended March 31, 2008, the Company believed an indicator of further impairment existed and, accordingly, performed an interim review of the value of its goodwill.  In the quarter ended March 31, 2008, the Company concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the fair value of goodwill to zero.

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

The Notes bear interest at a coupon rate of 9% per annum, payable semi-annually in arrears in cash on May 15 and November 15 each year. As required by the indenture governing the Notes, the Company used $68.5 million of the net proceeds to acquire U. S. Treasury securities to provide for the payment, in full, of the first four semi-annual interest payments. These securities may only be used to pay the interest or other payments required by the indenture and are reflected as restricted investments in the condensed consolidated balance sheet.  In May 2008, November 2007, and May 2007, the Company made its first three interest payments of $18.1 million, $18.1 million and $18.7 million, respectively.

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

The Notes contain certain anti-dilution provisions that will cause the conversion price of the Notes to be reduced (i) upon the Company issuing or selling common stock or other securities convertible into common stock with aggregate proceeds of $25.0 million or more prior to November 15, 2008; and (ii) if the Company has not consummated common stock issuances or sales for aggregate proceeds of at least $50.0 million by November 15, 2008.  Because of the reduction in the Company’s market price of its common stock, the Company currently does not expect to consummate stock issuances or sales for aggregate proceeds of at least $50.0 million by November 15, 2008.  Consequently, management expects that such anti-dilution provisions will be triggered resulting in a reduction to the conversion price of the Notes.

A majority of the Company’s shareholders executed written consents approving the issuance of shares of common stock in connection with the possible conversion of the convertible notes. The number of common shares that could be issued would increase if the anti-dilution provisions of the Notes are triggered before conversion. This increase is capped at a 33% increase in the total number of shares.  Therefore, if no common stock issuances or sales occur by November 15, 2008, the conversion price of the Notes will be reduced to $6.22 per share.

The Notes contain covenants, including, but not limited to, restrictions on the Company’s future indebtedness and the payment of dividends. As of June 30, 2008, the Company is in compliance with all of the covenants.

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

The carrying value of the Notes is comprised of the following (in thousands):

	June 30, 2008	December 31, 2007
Convertible senior secured notes	$401,383	$401,383
Accretion	21,508	14,395
Derivative	—	—
	$422,891	$415,778

See Note 8 for disclosure of the fair value of the Company’s Notes and Derivative.  Debt issuance costs incurred in connection with the sale of the Notes totaled $14.3 million and are being amortized as additional interest expense over the six-year term of the Notes using the effective interest method.  Accumulated amortization totaled $3.6 million at June 30, 2008 and $2.5 million at December 31, 2007.

Note 8—Fair Value Disclosures

As discussed in Note 2, the Company adopted SFAS 157 on January 1, 2008.  The following table presents information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2008 Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs
	Level 1		Level 2		Level 3	Total

Cash and cash equivalents	$177,401	(1)			—	$177,401
Restricted cash	—		19,427	(2)	—	19,427

Total	$177,401		$19,427		$—	$196,828

(1)           Includes $164.7 million of money market funds which invest in U.S. Government securities.

(2)           Consists of U.S. Treasury securities.

The aggregate fair value of the Company’s Convertible Senior Secured Notes, determined based on quoted prices, was approximately $295.8 million as of June 30, 2008, compared to the aggregate carrying value of the Notes at such date of $422.9 million.  The fair value of the Derivative as of June 30, 2008 was zero. The Company monitors the fair value of the Derivative each reporting period and records changes in fair value through charges to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes on the balance sheet. The value of the Derivative fluctuates based on changes in several factors including the trading price of the Company’s common stock, passage of time and other events described in the Notes. These value changes could be significant.

Note 9—Stockholders’ Equity and Stock-Based Compensation

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

During the three months ended June 30, 2008 and March 31, 2008, the Company awarded 0.9 million and 4.5 million restricted shares, respectively, to employees under the Stock Incentive Plan.  The awards for the three months ended June 30, 2008 include 0.9 million restricted shares to Kurt J. Van Wagenen, the Company’s President and Chief Executive Officer, who was appointed by the Board of Directors on April 9, 2008.  Prior to vesting, the restricted share awards have voting rights and are entitled to dividends.  Therefore, such shares are considered outstanding for financial reporting purposes, but are included in the net loss per share computations only to the extent vested.  As of June 30, 2008, the number of restricted stock award shares outstanding was 5.9 million.

During the three months ended June 30, 2008, the Company awarded options to employees to acquire 1.1 million shares of the Company’s common stock under the Stock Incentive Plan.  These included an option for Mr. Van Wagenen to acquire 1.1 million shares.  As of June 30, 2008, the number of shares issuable under outstanding stock options was 5.1 million.  During the three and six months ended June 30, 2008, the number of options exercised were 0.4 million and 0.5 million, respectively.  The aggregate intrinsic value of options exercised during the three and six months ended June 30, 2008 was $0.4 million and $0.5 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The Company uses the Black-Scholes-Merton option pricing model to determine the estimated fair value of stock options on the date of grant.  The fair value of the options granted was determined using the assumptions set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected life of options	3.58 years	3.75 years	3.58 years	3.75 years
Volatility	70%	70%	67%-70%	70%
Risk-free interest rate	2.27%-2.98%	4.52%	2.27%-2.98%	4.52% - 4.78%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

The weighted-average grant-date fair value of stock options granted during both the three and six months ended June 30, 2008 was $0.73 per share.  During the three and six months ended June 30, 2007, these amounts were $2.69 per share and $2.70 per share, respectively.

As of June 30, 2008, there was approximately $4.3 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.25 years.

The Company determines the fair value of each restricted common stock award based on the fair value of the Company’s common stock at the date of award.

As of June 30, 2008, there was approximately $11.0 million of unrecognized compensation cost related to the restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

The employee and non-employee stock-based compensation expense was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Cost of service revenues	$353	$572	$1,242	$1,122
Sales and marketing	220	435	555	894
General and administrative	338	991	1,339	2,318
Total	$911	$1,998	$3,136	$4,334

During the three months ended June 30, 2008, the Company reversed $0.9 million of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction discussed at Note 4.

Warrants — As of June 30, 2008, there were 2.9 million warrants outstanding at exercise prices ranging from $1.84 to $7.25 per share.  Such warrants expire between January 2009 and December 2014.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at June 30, 2008 were as follows (in thousands):

Convertible senior secured notes	60,148
Warrants	2,880
Stock options and restricted shares	19,088
Total shares reserved	82,116

Note 10—Net Loss Per Share

Basic and diluted net loss per share for the three and six months ended June 30, 2008 and June 30, 2007 has been calculated by dividing net loss by the weighted average number of the Company’s common shares outstanding, less the weighted average unvested restricted common shares outstanding, and excludes any dilutive effects of stock options, warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share in each period presented because the Company had net losses in each of these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator for basic and diluted net loss per share:
Net loss for period	$(41,464)	$(26,601)	$(161,464)	$(52,439)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	150,823	145,858	149,609	145,625
Weighted average unvested restricted common shares outstanding	(6,537)	(3,050)	(5,444)	(3,091)

Denominator for basic and diluted net loss per share	144,286	142,808	144,165	142,534

As of June 30, 2008, the Company had stock options outstanding to purchase 5.1 million shares, of which 2.8 million shares were exercisable. In addition, at June 30, 2008, there are 5.9 million unvested restricted shares. The Company’s Convertible Senior Secured Notes became convertible on February 15, 2007.  As of June 30, 2008, 48.6 million shares were potentially issuable if all currently outstanding Notes were converted and 11.6 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Notes.  There are also warrants outstanding at June 30, 2008 to acquire 2.9 million common shares.  These potentially issuable shares would further dilute investors when the options and warrants are exercised, the restricted share awards vest and the Notes are converted to common shares.

Note 11—Related Party Transactions

During the six months ended June 30, 2008 and 2007, the Company leased colocation space from certain stockholders that (i) own greater than 10% of the Company’s outstanding equity securities and/or (ii) have representatives who serve on the Company’s Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such periods. The aggregate operating expenses included in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2008 and 2007, pertaining to these lease and service arrangements, were approximately $1.3 million and $0.9 million, respectively.

Representatives from two entities holding approximately 27% of the outstanding common stock serve on the Company’s Board of Directors.  A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 15% of the Company’s common stock regarding its investments, including its holdings in the Company.

The executive chairman of the Company’s Board of Directors serves as a director of Tessco Technologies Incorporated.  During the six months ended June 30, 2008 and 2007, the Company paid Tessco approximately $0.1 million and $0.2 million, respectively, for the purchase of materials used in its business operations.

Note 12—Guarantees and Other Contingencies

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

On May 8, 2008, management announced staffing reductions throughout the Company consistent with our current network deployment plan.  As of June 30, 2008, we had 157 employees, six of whom are part of the announced staffing reductions and are being retained subsequent to June 30, 2008.  See Note 4, Restructuring Charge, in the Notes to Condensed Consolidated Financial Statements for further information.

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

During the second quarter of 2008, we achieved the following significant financial and operational milestones:

•                  Billing sites grew 10% to 2,584 in the second quarter of 2008 from 2,347 at the end of the first quarter of 2008.  Billing sites grew by 40% year-over-year;

•                  Billing customer locations grew 17% to 5,279 in the second quarter of 2008 from 4,500 at the end of the first quarter of 2008.  Billing customer locations grew by 87% year-over-year;

•                  Billing T-1 equivalents grew by 17% to 20,127 in the second quarter of 2008 from 17,153 at the end of the first quarter of 2008.  Billing T-1 equivalents grew by 97% year-over-year;

•                  Average monthly revenue per billing site grew 11% to $1,605 in the second quarter of 2008 from $1,440 in the first quarter of 2008.

As of June 30, 2008, we had deployed 3,009 sites, of which 2,584 had billing customers. A deployed site may not yet be billing for various reasons including:

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

We have derived a significant portion of our historic revenues from the following customers as shown below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

AT&T Mobility	41%	61%	44%	62%
Sprint Nextel	32%	15%	30%	15%
T-Mobile	15%	13%	14%	12%

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007

AT&T Mobility	34%	45%
Sprint Nextel	37%	23%
T-Mobile	20%	21%

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

Construction of our network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. We regularly assess the realizability of costs accumulated in construction-in-progress as we execute our network build plans.  During the three months ended June 30, 2008 and 2007, we recorded an impairment charge of $8.6 million and $0.1 million, respectively, relating to this process which is included in cost of service revenues.  During the six months ended June 30, 2008 and 2007, this impairment charge was $13.4 million and $0.2 million, respectively.

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

During the quarter ended June 30, 2008, we recorded a restructuring charge of $5.5 million as a result of management’s decision to restructure its operations to reflect changes in its strategic plan designed to reduce costs.  The resultant restructuring charge reflects i) management’s decision to cease market development activities in the Carolina’s market resulting in an exit plan for its site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with the Company’s current network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey.  See Note 4, Restructuring Charge, in the Notes to Condensed Consolidated Financial Statements for further information.

As a result of a further decline in our market equity value during the quarter ended March 31, 2008, we believed an indicator of further impairment of goodwill existed and, accordingly, performed an interim review of the value of our goodwill.  In the quarter ended March 31, 2008, we concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the fair value of goodwill to zero at March 31, 2008.  During the third and fourth quarters of 2007, we recorded goodwill impairment charges totaling $147.9 million.  See Note 6, Impairment of Goodwill, in the Notes to Condensed Consolidated Financial Statements for further information.

Interest income and interest expense is primarily the result of interest earned on investment of cash proceeds and interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible senior secured notes issued in November 2006.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for further information.

Management had previously disclosed in the prior quarter its expectation that a non-cash tax expense of approximately $3 million to $4 million would be incurred annually as a result of a tax accounting method change expected to be completed in the second quarter of 2008.  Based upon further analysis completed during the quarter, the Company has concluded that no such tax accounting method change is necessary.  Accordingly, a non-cash tax charge is no longer expected to be incurred annually.

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

Results of Operations

Presented below are selected statements of operations data for the three and six months ended June 30, 2008 and 2007 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this document. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service revenues	$11,868	$6,191	$21,574	$11,611
Cost of service revenues (excluding depreciation and amortization)	(16,180)	(13,982)	(32,401)	(25,256)
Cost of service revenues - impairment of long-lived assets and other charges	(8,617)	(75)	(13,433)	(224)
Sales and marketing	(1,656)	(1,908)	(3,581)	(3,930)
General and administrative	(4,691)	(5,669)	(10,963)	(12,866)
Depreciation and amortization	(6,698)	(4,385)	(11,818)	(8,223)
Restructuring charge	(5,524)	—	(5,524)	—
Impairment of goodwill	—	—	(86,093)	—
Interest income	1,333	4,691	3,674	10,049
Interest expense	(11,336)	(11,689)	(22,909)	(23,946)
Miscellaneous income, net	37	225	10	346
Net loss	$(41,464)	$(26,601)	$(161,464)	$(52,439)

The following table sets forth selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service revenues	100%	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(136)%	(226)%	(150)%	(218)%
Cost of service revenues - impairment of long-lived assets and other charges	(73)%	(1)%	(62)%	(2)%
Sales and marketing	(14)%	(31)%	(17)%	(34)%
General and administrative	(40)%	(92)%	(51)%	(111)%
Depreciation and amortization	(56)%	(71)%	(55)%	(71)%
Restructuring charge	(47)%	—	(26)%	—
Impairment of goodwill	—	—	(399)%	—
Interest income	11%	76%	17%	87%
Interest expense	(96)%	(189)%	(106)%	(206)%
Miscellaneous income, net	0%	4%	0%	3%
Net loss	(349)%	(430)%	(748)%	(452)%

Non-GAAP Financial Measures

We use the total adjusted EBITDA, which is a Non-GAAP (Generally Accepted Accounting Principles) financial measure to monitor the financial performance of our operations.  This measurement, together with GAAP measures such as revenue and loss from operations, assists management in its decision-making processes relating to the operation of our business.  Adjusted EBITDA is defined as net income (loss) from operations before interest, taxes, depreciation and amortization, impairment and restructuring charges, stock-based compensation and other income (expense).  Adjusted EBITDA is not a substitute for operating income, net income (loss), or cash flow used in operating activities as determined in accordance with GAAP, as a measure of performance or liquidity. In addition, our presentation of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.  This non-GAAP financial measure should be viewed in addition to, and not as an alternative for, our reported financial results as determined in accordance with GAAP.

The following table shows the calculation of our total adjusted EBITDA reconciled to net loss.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(41,464)	$(26,601)	$(161,464)	$(52,439)
Adjustments:
Depreciation and amortization	6,698	4,385	11,818	8,223
Stock-based compensation	911	1,998	3,136	4,334
Impairment of long-lived assets and other charges	8,617	75	13,433	224
Restructuring charge	5,524	—	5,524	—
Impairment of goodwill	—	—	86,093	—
Interest income	(1,333)	(4,691)	(3,674)	(10,049)
Interest expense	11,336	11,689	22,909	23,946
Miscellaneous (income), net	(37)	(225)	(10)	(346)
Adjusted EBITDA	$(9,748)	$(13,370)	$(22,235)	$(26,107)

Three months ended June 30, 2008 compared to three months ended June 30, 2007

Service revenues for the three months ended June 30, 2008 increased 92% to $11.9 million from $6.2 million for the three months ended June 30, 2007. This increase was primarily driven by the addition of 544 new deployed sites and greater penetration in existing markets, leading to a 97% increase in the number of billing T-1 equivalent lines during the previous 12 months.  Service revenues in the second quarter of 2008 also include revenue from the delivery of Ethernet-based links to Sprint Nextel under our 4G backhaul contract.  The increase in service revenues was partially offset by lower average selling prices reflecting a different customer and geographic mix and volume discount targets achieved by certain customers. The average monthly recurring revenue per T-1 equivalent was $203 during the three months ended June 30, 2008 compared to $229 for the same period of 2007.  However, the average monthly revenue generated per billing site increased to $1,605 during the three months ended June 30, 2008 from $1,203 for the same period of 2007.

Cost of service revenues (excluding depreciation and amortization) increased 16% to $16.2 million for the three months ended June 30, 2008, compared to $14.0 million for the three months ended June 30, 2007.  This increase was primarily due to higher site lease expense and fiber service provider charges incurred to support the billing sites that were added to the network during the past year.  Partially offsetting this increase were the effects of the workforce reduction in the second quarter of 2008 and a $0.3 million reduction for early termination fees received.  Also, for the three months ended June 30, 2008, stock-based compensation expense recorded to cost of service revenues was $0.4 million compared to $0.6 million for the same period in 2007.  The second quarter of 2008 included a $0.3 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction discussed at Note 4, Restructuring Charge, in the Notes to Condensed Consolidated Financial Statements.

Cost of service revenues also includes $8.6 million in the three months ended June 30, 2008 and $0.1 million for the same period of 2007, of long-lived asset impairment charges related to our assessment of the realizability of costs accumulated in construction-in-progress.  See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements for further information.

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

Sales and marketing expenses decreased 13% to $1.7 million for the three months ended June 30, 2008, compared to $1.9 million for the three months ended June 30, 2007.  The decrease reflects a lower commission accrual in the second quarter of 2008 over the comparable period of 2007 due to changes to our 2008 commission plan and the effects of the workforce reduction.   Also, for the three months ended June 30, 2008, stock-based compensation expense recorded to sales and marketing was $0.2 million compared to $0.4 million for the same period in 2007.  The second quarter of 2008 included a $0.1 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction.

General and administrative expenses decreased 17% to $4.7 million for the three months ended June 30, 2008, from $5.7 million for the three months ended June 30, 2007. This decrease is primarily due to lower professional and consulting fees relating to public company-related costs and the effects of the workforce reduction.   Also, for the three months ended June 30, 2008, stock-based compensation expense recorded to general and administrative was $0.3 million compared to $1.0 million for the same period in 2007.  The second quarter of 2008 included a $0.5 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction

Depreciation and amortization expense increased 53% to $6.7 million for the three months ended June 30, 2008 from $4.4 million for the three months ended June 30, 2007. This increase reflects $83.9 million in capital additions year over year driven by the addition of 544 new deployed sites during the past 12 months.

During the quarter ended June 30, 2008, we recorded a restructuring charge of $5.5 million as a result of management’s decision to restructure its operations to reflect changes in its strategic plan designed to reduce costs.  The resultant restructuring charge reflects i) management’s decision to cease market development activities in the Carolina’s market resulting in an exit plan for its site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with the Company’s current network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey.  See Note 4, Restructuring Charge, in the Notes to Condensed Consolidated Financial Statements for further information.

Interest income decreased 72% to $1.3 million for the three months ended June 30, 2008 from $4.7 million for the three months ended June 30, 2007. The reduction was due to lower cash balances available for investment and lower interest rates. Miscellaneous income for the three months ended June 30, 2007 included $0.2 million for the change in the fair value of the embedded derivative associated with the convertible notes.

Interest expense decreased 3% to $11.3 million for the three months ended June 30, 2008 from $11.7 million for the three months ended June 30, 2007. The reduction was primarily due to an increase in the amount of interest expense which was capitalized.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

Service revenues for the six months ended June 30, 2008 increased 86% to $21.6 million from $11.6 million for the six months ended June 30, 2007. This increase was primarily driven by the addition of 544 new deployed sites and greater penetration in existing markets, leading to a 97% increase in the number of billing T-1 equivalent lines during the previous 12 months.  Service revenues in the first half of 2008 also include revenue from the delivery of Ethernet-based links to Sprint Nextel under our 4G backhaul contract.  The increase in service revenues was partially offset by lower average selling prices reflecting a different customer and geographic mix and volume discount targets achieved by certain customers. The average monthly recurring revenue per T-1 equivalent was $205 during the six months ended June 30, 2008 compared to $232 for the same period of 2007.  However, the average monthly revenue generated per billing site increased to $1,523 during the six months ended June 30, 2008 from $1,222 for the same period of 2007.

Cost of service revenues (excluding depreciation and amortization) increased 28% to $32.4 million for the six months ended June 30, 2008, compared to $25.3 million for the six months ended June 30, 2007.  This increase was primarily due to higher site lease expense and fiber service provider charges incurred to support the billing sites that were added to the network during the past year.  Partially offsetting this increase were the workforce reduction in the second quarter of 2008 and a $0.3 million reduction for early termination fees received.  Also, for the six months ended June 30, 2008, stock-based compensation expense recorded to cost of service revenues was $1.2 million compared to $1.1 million for the same period in 2007.  The six months ended June 30, 2008 included a $0.3 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction discussed at Note 4, Restructuring Charge, in the Notes to Condensed Consolidated Financial Statements.

Cost of service revenues also includes $13.4 million in the six months ended June 30, 2008 and $0.2 million for the same period of 2007, of long-lived asset impairment charges related to our assessment of the realizability of costs accumulated in construction-in-progress.  See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements for further information.

Sales and marketing expenses decreased 9% to $3.6 million for the six months ended June 30, 2008, compared to $3.9 million for the six months ended June 30, 2007.  The decrease reflects a lower commission accrual in the second half of 2008 over the comparable period of 2007 due to changes to our 2008 commission plan and the effects of the workforce reduction.    Also, for the six months ended June 30, 2008, stock-based compensation expense recorded to sales and marketing was $0.6 million compared to $0.9 million for the same period in 2007.  The six months ended June 30, 2008 included a $0.1 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction.

General and administrative expenses decreased 15% to $11.0 million for the six months ended June 30, 2008, from $12.9 million for the six months ended June 30, 2007. This decrease is primarily due to lower professional and consulting fees relating to public company-related costs and the effects of the workforce reduction.  Also, for the six months ended June 30, 2008, stock-based compensation expense recorded to general and administrative was $1.3 million compared to $2.3 million for the same period in 2007.  The six months ended June 30, 2008 included a $0.5 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction.

Depreciation and amortization expense increased 44% to $11.8 million for the six months ended June 30, 2008 from $8.2 million for the six months ended June 30, 2007. This increase reflects $83.9 million in capital additions year over year driven by the addition of 544 new deployed sites during the past 12 months.

During the quarter ended June 30, 2008, we recorded a restructuring charge of $5.5 million as a result of management’s decision to restructure its operations to reflect changes in its strategic plan designed to reduce costs.  The resultant restructuring charge reflects i) management’s decision to cease market development activities in the Carolina’s market resulting in an exit plan for its site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with the Company’s current network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey.  See Note 4, Restructuring Charge, in the Notes to Condensed Consolidated Financial Statements for further information.

As a result of the impairment evaluation of the fair value of the carrying amount of goodwill performed during the quarter ended March 31, 2008, we recorded a goodwill impairment charge of $86.1 million during the three months ended March 31, 2008 reducing the fair value of goodwill to zero at March 31, 2008. See Note 6, Impairment of Goodwill, in the Notes to Condensed Consolidated Financial Statements for additional information.

Interest income decreased 63% to $3.7 million for the six months ended June 30, 2008 from $10.0 million for the six months ended June 30, 2007. The reduction was due to lower cash balances available for investment and lower interest rates. Miscellaneous income for the six months ended June 30, 2007 included $0.5 million for the change in the fair value of the embedded derivative associated with the convertible notes.

Interest expense decreased 4% to $22.9 million for the six months ended June 30, 2008 from $23.9 million for the six months ended June 30, 2007. The reduction was primarily due to an increase in the amount of interest expense which was capitalized.

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

The following table shows quarterly key operating metric information.

	Three Months Ended
	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Billing Sites:
Billing sites added	237	199	157	143	265	254
Ending billing sites	2,584	2,347	2,148	1,991	1,848	1,583
Billing sites / sites deployed	86%	81%	76%	75%	75%	70%
Average monthly revenue / site	$1,605	$1,440	$1,337	$1,261	$1,203	$1,241

Billing Customer Locations:
Billing customer locations added	779	649	599	433	613	402
Ending billing customer locations	5,279	4,500	3,851	3,252	2,819	2,206
Colo rate	2.04	1.92	1.79	1.63	1.53	1.39

Billing T-1 Equivalents:
Billing T-1 equivalents added	2,974	2,952	2,171	1,823	1,884	1,454
Ending billing T-1 equivalents	20,127	17,153	14,201	12,030	10,207	8,323
T-1’s per customer location	3.81	3.81	3.69	3.70	3.62	3.77
T-1’s / billing site	7.79	7.31	6.61	6.04	5.52	5.26
Average MRC per T-1	$203	$207	$215	$218	$229	$234

Sites Deployed:
FiberTower sites constructed	98	98	158	190	193	276
Ending sites deployed	3,009	2,911	2,813	2,655	2,465	2,272

Billing Sites are installed sites from which we provide revenue producing service(s) to customer(s).

Average Monthly Revenue / Site is the average monthly revenue per billing site.

Billing Customer Locations are carrier locations at which we currently provide revenue producing service(s). Our sites could have multiple customer locations.

Colo rate is the number of customer locations per billing site.

Billing T-1 Equivalent is either a T-1 or another increment of bandwidth of approximately 1.54 megabits per second.

Average MRC per T-1 is the average monthly recurring revenue per T-1.

Sites Deployed represents installed sites that are ready for the provision of services. Our sites can be located on cell towers, rooftops, or other points of bandwidth aggregation.

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

On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes due on November 15, 2012 (“Notes”). The Notes were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries.  The Notes contain certain anti-dilution provisions that will cause the conversion price of the Notes to be reduced under certain circumstances.  We currently expect that such anti-dilution provisions will be triggered resulting in a reduction to the conversion price.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for further information.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We had unrestricted cash and cash equivalents and certificates of deposit of $177.4 million at June 30, 2008.

We also require cash to service the interest on the Notes described above. Upon closing the sale of the Notes to the initial purchasers, we deposited into an escrow account $68.5 million of the net proceeds from the Notes offering, which, together with the proceeds from the investment thereof, will be sufficient to make the first four semi-annual interest payments on the Notes. Thereafter, we have the option to pay interest on any or all of the next four semi-annual interest payment dates in additional notes.  In May 2008, November 2007 and May 2007, the Company made its first three interest payments of $18.1 million, $18.1 million and $18.7 million, respectively. Our ability to pay our expenses and make payments due on the Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control.

We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will use no more than $60 million of cash for capital expenditures during 2008 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

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

Operating Activities

In the six months ended June 30, 2008, net cash used in operating activities increased by $4.7 million to $42.9 million compared to cash used in operating activities of $38.2 million for the six months ended June 30, 2007. The negative cash flow from operations in the six months ended June 30, 2008 was primarily caused by a net loss of $161.5 million and a reduction of accounts payable of $7.5 million due to the payment of vendors, partially offset by non-cash charges of $127.4 million.

The following table shows non-cash charges included in net cash used in operating activities:

	Six Months Ended June 30,
	2008	2007
Non-cash charges:
Depreciation and amortization	$11,818	$8,223
Accretion of convertible notes	7,113	6,124
Stock-based compensation	3,136	4,334
Impairment of long-lived assets and other charges	13,433	224
Restructuring charge	4,993	—
Impairment of goodwill	86,093	—
Other, net	839	(233)
Total non-cash charges	$127,425	$18,672

Investing Activities

Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.  As of June 30, 2008, we provided services to 2,584 billing sites in 13 markets throughout the U.S., an increase of 436 billing sites during the first six months of 2008.

In the six months ended June 30, 2008, there were $26.5 million in capital additions as compared to $47.9 million in the first six months of 2007.  During the first six months of 2008 and 2007, we completed deployment of 196 and 469 new sites, respectively.  In the first six months of 2008, additional capital spending went into deploying incremental customers at existing sites relative to the first six months of 2007. In addition, the Company incurred capital expenditures to support site builds beyond the second quarter of 2008.  We anticipate that we will use no more than $60 million of cash for capital expenditures during 2008 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

In the six months ended June 30, 2008 and 2007, our restricted cash and investments were reduced by $17.6 million and $16.7 million, respectively, reflecting our interest payments in May of 2008 and 2007 of $18.1 million and $18.7 million, respectively, on the Convertible Senior Secured Notes, not all of which was paid out of restricted cash.  During the first six months of 2007, there were $4.5 million in net purchases and maturities of short-term investments utilized in current operations.

Financing Activities

Net cash of $0.2 million was provided by the exercise of stock options during the six months ended June 30, 2008, as compared to $1.5 million for the same period of 2007.

Debt Obligations and Restricted Cash and Investments

At June 30, 2008, we had unrestricted cash and cash equivalents of $177.4 million that were held in bank accounts, money market mutual funds, short-term obligations and commercial paper issued by major U.S. and foreign corporations and financial institutions.

In addition, at June 30, 2008, we had total restricted cash and investments of $19.4 million, comprised of $17.9 million of principal and interest invested in restricted U.S. Treasury securities under the terms of the Notes noted above. At June 30, 2008, we had an additional $1.5 million of restricted cash and cash equivalents, $1.1 million of which is related to a service supplier agreement (the restriction on which was released in July 2008)  and letters of credit in connection with other obligations totaling $0.4 million at June 30, 2008, with their final expiration in January 2009. Of these, $0.3 million were collateralized by cash equivalents at June 30, 2008.

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

Future Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our existing cash and cash equivalents and certificates of deposit of $177.4 million, will be sufficient to cover our estimated liquidity needs for at least the next twelve months. We anticipate that we will use no more than $60 million of cash for capital expenditures during 2008 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available cash. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and significantly modify our cash requirements.

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

Related Party Transactions

See Note 11, Related Party Transactions in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no significant changes in our market risk exposures for the six months ended June 30, 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation described above, our CEO and CFO have concluded that, as of June 30, 2008, our disclosure controls and procedures were not effective.

(b) Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2007, management identified as a material weakness in both the design and operating effectiveness of internal control over financial reporting, its ineffective controls over the accounting for property and equipment.  During the quarter ended June 30, 2008, we continued to make substantial progress on the implementation of the re-design of our internal controls associated with property and equipment. We intend to further develop the re-designed controls over property and equipment throughout the third quarter and beyond in 2008 including assigning responsibility for execution of the controls throughout various levels of our organization and focusing on increasing the precision, speed and efficiency of the controls. During the quarter ended June 30, 2008, there were no other changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the repurchase of our common stock during the three months ended June 30, 2008:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Maximum value of shares that may yet be purchased under the program (2)
April 1 to April 30, 2008	914	$1.54	—	—
May 1 to May 31, 2008	—	—	—	—
June 1 to June 30, 2008	—	—	—	—
Total	914	$1.54	—	—

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

Item 3.      Defaults Upon Senior Securities

                  None.

Item 4.      Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 3, 2008 (the “Annual Meeting”), to elect two Class II directors to serve three-year terms until our annual meeting of stockholders in 2011 and to ratify the appointment of Ernst & Young LLP as our independent auditors for 2008.  The Board of Directors nominated John Muleta and Darryl Schall for re-election as Class II directors at the Annual Meeting.  The Board of Directors solicited proxies for the Annual Meeting pursuant to Regulation 14 under the Securities Act, there was no solicitation in opposition to these nominees and each of the nominees was re-elected. The number of votes for and withheld with respect to the nominees were as follows:

	For	Withheld
John Muleta	113,970,223	968,224
Darryl Schall	113,717,140	1,221,307

Stockholders ratified the appointment of Ernst & Young LLP as our independent auditors for 2008 at the Annual Meeting based on the following vote tabulation:

For	Against	Abstentions
114,617,709	278,187	42,551

Item 5.      Other Information

                  None.

Item 6.      Exhibits

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

FIBERTOWER CORPORATION

	By:	/s/ KURT J. VAN WAGENEN
August 8, 2008		Kurt J. Van Wagenen
Date		President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Signature	Title	Date

/s/ KURT J. VAN WAGENEN	President, Chief Executive Officer and Director	August 8, 2008
Kurt J. Van Wagenen	(Principal Executive Officer)

/s/ THOMAS A. SCOTT	Chief Financial Officer	August 8, 2008
Thomas A. Scott	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.