Form 10-Q
period 2008-09-30
FiberTower CORP
filed 2008-11-07
CIK 1010286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-21091

FIBERTOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: The registrant had 150,342,106 shares of its common stock outstanding as of October 31, 2008.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	September 30, 2008	December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$159,315	$223,330
Certificates of deposit	4,244	5,000
Restricted cash and investments, current portion	18,390	35,757
Accounts receivable, net of allowances of $117 at September 30, 2008 and $151 at December 31, 2007	5,655	3,684
Prepaid expenses and other current assets	2,925	1,840
Total current assets	190,529	269,611
Restricted cash and investments	134	1,222
Property and equipment, net	242,178	240,799
FCC licenses	342,000	342,000
Goodwill	—	86,093
Debt issuance costs, net	10,154	11,855
Intangible and other long-term assets, net	4,069	3,975
Total assets	$789,064	$955,555

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,672	$13,672
Accrued compensation and related benefits	2,295	3,369
Accrued interest payable	13,584	4,629
Other accrued liabilities	2,362	3,555
Current portion of accrued restructuring costs	1,643	—
Total current liabilities	24,556	25,225
Other liabilities	1,041	487
Deferred rent	5,820	4,223
Asset retirement obligations	3,907	3,311
Long-term accrued restructuring costs, net of current portion	2,644	—
Convertible senior secured notes	426,534	415,778
Deferred tax liability	93,561	93,561
Total liabilities	558,063	542,585
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 150,396 and 146,242 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	150	146
Additional paid-in capital	792,537	787,371
Accumulated deficit	(561,686)	(374,547)
Total stockholders’ equity	231,001	412,970
Total liabilities and stockholders’ equity	$789,064	$955,555

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service revenues	$13,383	$7,264	$34,957	$18,875
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	15,819	13,335	48,220	38,296
Cost of service revenues - impairment of long-lived assets and other charges	885	4,966	14,318	5,632
Sales and marketing	1,020	2,219	4,601	6,154
General and administrative	4,530	5,595	15,493	18,461
Depreciation and amortization	6,090	4,904	17,908	13,127
Restructuring charge	438	—	5,962	—
Impairment of goodwill	—	61,407	86,093	61,407
Total operating expenses	28,782	92,426	192,595	143,077
Loss from operations	(15,399)	(85,162)	(157,638)	(124,202)
Other income (expense):
Interest income	1,083	4,707	4,757	14,756
Interest expense	(11,397)	(10,118)	(34,306)	(33,912)
Miscellaneous income (expense), net	38	(66)	48	280
Total other income (expense), net	(10,276)	(5,477)	(29,501)	(18,876)
Net loss	$(25,675)	$(90,639)	$(187,139)	$(143,078)

Basic and diluted net loss per share	$(0.18)	$(0.63)	$(1.30)	$(1.00)

Weighted average number of shares used in per share amounts:
Basic and diluted	144,826	143,266	144,387	142,802

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2008	2007

Operating activities
Net loss	$(187,139)	$(143,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,908	13,127
Decline in value of embedded derivative	—	(591)
Accretion of convertible notes	10,756	9,331
Accretion of investments in debt securities	(851)	(2,179)
Accretion of asset retirement obligations	322	235
Accretion of restructuring costs	157	—
Amortization of debt issuance costs	1,701	1,599
Stock-based compensation	4,726	6,336
Loss on disposal of equipment	705	160
Impairment of long-lived assets and other charges	14,318	5,388
Restructuring charge	4,287	—
Impairment of goodwill	86,093	61,407
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,971)	(1,797)
Prepaid expenses and other current assets	(1,085)	542
Other long-term assets	(318)	(23)
Accounts payable	(9,000)	(4,939)
Accrued compensation and related benefits	(1,074)	(1,199)
Accrued interest payable	8,955	8,252
Other accrued liabilities and deferred rent	1,074	4,964
Net cash used in operating activities	(50,436)	(42,465)

Investing activities
Purchases of short-term investments	—	(75,603)
Maturities of short-term investments	—	70,991
Purchases of certificates of deposit	(4,244)	—
Maturities of certificates of deposit	5,000	—
Maturities of restricted cash and investments	19,306	17,461
Purchase of property and equipment	(34,000)	(80,735)
Net cash used in investing activities	(13,938)	(67,886)

Financing activities
Proceeds from exercise of stock options	359	1,648
Cash provided by financing activities	359	1,648

Net decrease in cash and cash equivalents	(64,015)	(108,703)

Cash and cash equivalents at beginning of period	223,330	345,174

Cash and cash equivalents at end of period	$159,315	$236,471

Supplemental Disclosures
Cash paid for interest	$18,128	$18,755

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

The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice, video and data traffic from a wireless carrier’s mobile base station, or cell site, to its mobile switching center or other exchange point where the traffic is then switched onto a fixed wireline telecommunications network. The Company utilizes its comprehensive wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. The Company’s services allow wireless carriers to optimize their networks, enabling significant improvements in their availability, reliability, scalability and cost, while providing a long-term solution for the increasing demand for backhaul capacity. As of September 30, 2008, the Company had master service agreements with six of the eight largest U.S. wireless carriers. Through these master service agreements and other customer agreements, the Company provided services to 2,730 billing sites in 13 markets throughout the U.S. as of September 30, 2008.

The Company has incurred losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $561.7 million as of September 30, 2008. Through September 30, 2008, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future.  Failure to generate sufficient revenue could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

Certain amounts in the condensed consolidated statements of operations and statements of cash flows have been reclassified to conform to the 2008 presentation.

For further information, refer to the consolidated financial statements and footnotes thereto included in FiberTower’s Annual Report on Form 10-K for the year ended December 31, 2007.

There have been no significant changes in our significant accounting policies as of September 30, 2008 as compared to the significant accounting policies described in FiberTower’s Annual Report on Form 10-K for the year ended December 31, 2007 except for the adoption of SFAS No. 157, Fair Value Measurements (“SFAS 157”) and SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115 (“SFAS 159”).

In September 2006, the FASB issued SFAS 157 which establishes specific criteria for the fair value measurements of financial and non-financial assets and liabilities under current accounting rules.  The new fair value criteria are primarily applied prospectively upon adoption of SFAS 157.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB amended SFAS 157 to exclude SFAS No. 13, Accounting for Leases, from its scope and approved, through its issuance of FASB Staff Position No. FAS 157-2 (“FSP 157-2”), a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to non-financial instruments such as those resulting from business combinations, acquired goodwill and intangibles, long-lived assets held for disposal and liabilities related to exit or disposal activities.  The Company adopted the provisions of SFAS 157 on January 1, 2008.  The adoption of SFAS 157 did not have an impact on the consolidated financial condition, results of operations or cash flows of the Company.  See Note 8 for information and related disclosures regarding the Company’s fair value measurements.

In February, 2007, the FASB issued SFAS 159 which permits a company to voluntarily elect to use fair value, instead of historical or original cost, to account for certain financial assets and liabilities.  The fair value option is designated on an item-by-item basis, is irrevocable and requires that changes in fair value in subsequent periods be recognized in earnings in the period of change.  On the date of adoption, if the fair value option is elected for any existing financial assets or liabilities, all previously unrealized gains or losses, if any, will be charged directly to retained earnings as a cumulative-effect adjustment.  Items eligible for the fair value option include available-for-sale securities and loans payable.    SFAS 159 is effective for fiscal years beginning after November 15, 2007.  Effective January 1, 2008, the Company elected not to apply the optional provisions of SFAS 159 to any of its assets and liabilities.  Therefore, SFAS 159 did not impact the consolidated financial condition, results of operations or cash flows of the Company.  Subsequent to the adoption of SFAS 159, the election to use the fair value method for future eligible transactions will be made on a case-by-case and instrument-by-instrument basis.

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

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
Network equipment	$234,982	$183,179
Internal-use computer software	2,843	2,731
Office equipment and other	2,817	2,753
	240,642	188,663
Less: accumulated depreciation and amortization	49,283	31,894
Property and equipment in-service, net	191,359	156,769
Construction-in-progress	50,819	84,030
Property and equipment, net	$242,178	$240,799

As of September 30, 2008 and December 31, 2007, network equipment and construction-in-progress included capitalized internal labor costs of $19.0 million and $17.1 million, respectively.  During the three and nine months ended September 30, 2008, $0.3 million and $1.9 million, respectively, was capitalized.  During the three and nine months ended September 30, 2007, $1.2 million and $4.4 million, respectively, was capitalized.

 As of September 30, 2008 and December 31, 2007, network equipment and construction-in-progress included capitalized interest of $11.7 million and $6.4 million, respectively.  During the three and nine months ended September 30, 2008, $1.7 million and $5.3 million, respectively, was capitalized.  During the three and nine months ended September 30, 2007, $2.0 million and $4.0 million, respectively, was capitalized.

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

See discussion in Note 5 regarding impairment charges recorded in 2008 and 2007 related to property and equipment.

Note 4—Restructuring Charge

During the three and nine months ended September 30, 2008, the Company recorded a restructuring charge of $0.4 million and $6.0 million, respectively, as a result of the Company’s decision to restructure its operations to reflect changes in its strategic plans designed to reduce costs.  The resultant restructuring charge reflects i) the Company’s decision to cease market development activities in the Carolina’s market resulting in an exit plan for its site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with the Company’s current network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey.

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

	Operating Leases	Workforce Reduction	Total

Balance at March 31, 2008	$—	—	$—
Restructuring charge	4,071	1,453	5,524
Cash payments	(86)	(445)	(531)
Balance at June 30, 2008	3,985	1,008	4,993
Restructuring charge	265	173	438
Cash payments	(375)	(769)	(1,144)
Balance at September 30, 2008	$3,875	$412	$4,287

The accrued restructuring costs associated with the contract terminations of the operating leases are expected to be paid over the remaining lease term, which generally approximates four years, or shorter period as payoff arrangements are concluded.  The accrued restructuring costs associated with the workforce reduction are expected to be substantially paid before the end of fiscal year 2008.

Note 5—Impairment of Long-Lived Assets and Other Charges

Construction of the Company’s network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. The Company regularly assesses the realizability of costs accumulated in construction-in-progress as it executes its network build-out plans.  During the three months ended September 30, 2008 and 2007, the Company recorded an impairment charge of $0.9 million and $0.4 million, respectively, relating to this process which is included in cost of service revenues.  During the nine months ended September 30, 2008 and 2007, this impairment charge was $14.3 million and $1.0 million, respectively.

During the third quarter of 2007, the Company suspended development activities in the Carolina’s market where the Company had not yet generated billing customers.  Third party project management fees and construction costs, capitalized as construction-in-progress, had an aggregate net carrying value of $4.4 million at September 30, 2007 and had no alternative use or salvage value.  Therefore, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company considered these long-lived assets to be impaired as of September 30, 2007.  The resultant long-lived asset impairment charge of $4.4 million is included in cost of service revenues for the quarter ended September 30, 2007.

In connection with the suspension of development activities in this market, the Company paid contract termination costs and one-time termination benefits totaling $0.2 million.  These were accounted for in accordance with SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities and have been included in cost of service revenues for the quarter ended September 30, 2007.

Note 6—Impairment of Goodwill

At December 31, 2007, the carrying value of the Company’s goodwill, related to the First Avenue/FiberTower merger, totaled $86.1 million.  The carrying value of goodwill was reduced by $61.4 million and $86.5 million in impairment charges recorded in the third and fourth quarters of 2007, respectively.

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

The Notes bear interest at a coupon rate of 9% per annum, payable semi-annually in arrears in cash on May 15 and November 15 each year. As required by the indenture governing the Notes, the Company used $68.5 million of the net proceeds to acquire U. S. Treasury securities to provide for the payment, in full, of the first four semi-annual interest payments. These securities may only be used to pay the interest or other payments required by the indenture and are reflected as restricted investments in the condensed consolidated balance sheet.  In May 2008, November 2007, and May 2007, the Company made its first three interest payments of $18.1 million, $18.1 million and $18.7 million, respectively.  The final semi-annual interest payment from restricted investments will be made on November 15, 2008.

Subject to certain conditions, commencing May 15, 2009, the Company has the option, to be made by April 2009, of making any or all of the four semi-annual interest payments due in 2009 and 2010 with additional notes in lieu of cash. Such additional notes would bear interest at an annual rate of 11%.

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

The Notes and Guarantees are secured by a first priority pledge of substantially all of the assets of the Company and its subsidiaries and by a first priority pledge of the stock of all of its subsidiaries, subject, in each case, to any prior lien to secure a working capital facility, if any, of up to $50.0 million. The Notes rank senior to all of the Company’s and the Guarantors’ existing and future subordinated indebtedness.

The Notes are not redeemable by the Company before November 15, 2010. If the Company’s common stock exceeds specified trading values, the Company may redeem any of the Notes, in whole or in part at any time on or after November 15, 2010, at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest and liquidated damages, if any.

The Notes may be converted into shares of the Company’s common stock at an effective conversion price of $8.29 per share which is subject to adjustment under certain circumstances. Holders who convert their Notes prior to November 15, 2009 or convert their Notes prior to November 15, 2010 in connection with certain designated events related to consolidations and mergers, will receive a make-whole premium.

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

A majority of the Company’s shareholders executed written consents approving the issuance of shares of common stock in connection with the possible conversion of the convertible notes. The number of common shares that could be issued would increase if the anti-dilution provisions of the Notes are triggered before conversion. This increase is capped at a 33% increase in the total number of shares.  Therefore, if no common stock issuances or sales occur by November 15, 2008, the conversion price of the Notes will be reduced to $6.22 per share.  This will result in 20.0 million additional shares which could be potentially issuable if all currently outstanding Notes were converted and upon conversion of additional notes that could be issued as payment for interest on the Notes.  See Note 10, Net Loss Per Share, for additional information.

The Notes contain covenants, including, but not limited to, restrictions on the Company’s future indebtedness and the payment of dividends. As of September 30, 2008, the Company is in compliance with all of the covenants.

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

The carrying value of the Notes is comprised of the following (in thousands):

	September 30, 2008	December 31, 2007
Convertible senior secured notes	$401,383	$401,383
Accretion	25,151	14,395
Derivative	—	—
	$426,534	$415,778

See Note 8 for disclosure of the fair value of the Company’s Notes and Derivative.  Debt issuance costs incurred in connection with the sale of the Notes totaled $14.3 million and are being amortized as additional interest expense over the six-year term of the Notes using the effective interest method.  Accumulated amortization totaled $4.2 million at September 30, 2008 and $2.5 million at December 31, 2007.

Note 8—Fair Value Disclosures

As discussed in Note 2, the Company adopted SFAS 157 on January 1, 2008.  The following table presents information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2008 Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs		Significant Unobservable Inputs
	Level 1		Level 2		Level 3	Total

Cash and cash equivalents	$163,559	(1)	$—		$—	$163,559
Restricted cash	—		18,524	(2)	—	18,524

Total	$163,559		$18,524		$—	$182,083

(1)                                 Includes $154.6 million of money market funds which invest in U.S. Government securities.

(2)                                 Consists of U.S. Treasury securities.

The aggregate fair value of the Company’s Convertible Senior Secured Notes, determined based on quoted prices, was approximately $225.4 million as of September 30, 2008, compared to the aggregate carrying value of the Notes at such date of $426.5 million.  The fair value of the Derivative as of September 30, 2008 was zero. The Company monitors the fair value of the Derivative each reporting period and records changes in fair value through charges to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes on the balance sheet. The value of the Derivative fluctuates based on changes in several factors including the trading price of the Company’s common stock, passage of time and other events described in the Notes. These value changes could be significant.

Note 9—Stockholders’ Equity and Stock-Based Compensation

Old FiberTower Stock Plan —In May 2001, FiberTower Network Services Corp. (formerly known as “FiberTower Corporation” and referred to herein as “Old FiberTower”) adopted a stock option plan (the “Old FiberTower Stock Plan”) pursuant to which the Board of Directors was authorized to grant options to purchase common stock, or issue shares of common stock, to employees, officers, directors, advisors or consultants of Old FiberTower. Incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”) were granted with an exercise price equal to the estimated fair value of the common stock at the date of grant. All options issued under the Old FiberTower Stock Plan have a ten-year term, become fully exercisable upon vesting, and generally vest over one to four years.

As a result of the First Avenue/FiberTower merger completed August 29, 2006, all outstanding options and restricted stock awards under this plan were legally assumed by First Avenue and this plan was discontinued effective August 29, 2006. All existing outstanding options and restricted stock awards continued under the same terms of the original grant agreements (including the ten-year contractual life of options) as adjusted for the merger exchange ratio with respect to the number of shares and per share price.

FiberTower Corporation Stock Incentive Plan (formerly First Avenue Stock Incentive Plan) —As a result of the First Avenue/FiberTower merger , Old FiberTower, as the acquirer of First Avenue, assumed options for the purchase of 4.2 million shares of common stock that had been granted by First Avenue under its Stock Incentive Plan (the “Stock Incentive Plan”) prior to the merger.

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

On August 29, 2008, pursuant to the terms of the Stock Incentive Plan that allow for an annual increase in the aggregate authorized shares available for grant, an additional 2.3 million shares became available under the Stock Incentive Plan, for a total number of shares reserved for issuance under the Stock Incentive Plan of 27.8 million shares.

Unless otherwise stipulated by the Board of Directors, restricted stock awards to employees under the Stock Incentive Plan vest over a four-year period from the grant date.  During the quarters ended September 30, 2008, March 31, 2008 and March 31, 2007, restricted stock awards to certain non-employee directors vested immediately.

During the three months ended September 30, 2008, the Company awarded 0.1 million restricted shares to employees under the Stock Incentive Plan.  During the nine months ended September 30, 2008, the Company awarded 5.5 million restricted shares to employees under the Stock Incentive Plan including 0.9 million restricted shares to Kurt J. Van Wagenen, the Company’s President and Chief Executive Officer, who was appointed by the Board of Directors on April 9, 2008.  Prior to vesting, the restricted share awards have voting rights and are entitled to dividends.  Therefore, such shares are considered outstanding for financial reporting purposes, but are included in the net loss per share computations only to the extent vested.  As of September 30, 2008, the number of restricted stock award shares outstanding was 5.2 million.

There were no awards of options during the three months ended September 30, 2008.  During the nine months ended September 30, 2008, the Company awarded options to employees to acquire 1.2 million shares of the Company’s common stock under the Stock Incentive Plan including an option for Mr. Van Wagenen to acquire 1.1 million shares.  As of September 30, 2008, the number of shares issuable under outstanding stock options was 4.2 million.  During the three and nine months ended September 30, 2008, the number of options exercised were 0.1 million and 0.6 million, respectively.  The aggregate intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $0.1 million and $0.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the options.

The Company uses the Black-Scholes-Merton option pricing model to determine the estimated fair value of stock options on the date of grant.  The fair value of the options granted was determined using the assumptions set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected life of options	No awards	3.75 years	3.58 years	3.75 years
Volatility		70%	67%-70%	70%
Risk-free interest rate		4.64%	2.27%-2.98%	4.52% - 4.78%
Expected dividend yield		0.00%	0.00%	0.00%

The weighted-average grant-date fair value of stock options granted during the nine months ended September 30, 2008 was $0.73 per share.  During the three and nine months ended September 30, 2007, these amounts were $2.53 per share and $2.68 per share, respectively.

As of September 30, 2008, there was approximately $3.3 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.25 years.

The Company determines the fair value of each restricted common stock award based on the fair value of the Company’s common stock at the date of award.

As of September 30, 2008, there was approximately $10.2 million of unrecognized compensation cost related to the restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

The employee and non-employee stock-based compensation expense was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Cost of service revenues	$290	$576	$1,532	$1,698
Sales and marketing	168	408	723	1,302
General and administrative	1,132	1,018	2,471	3,336
Total	$1,590	$2,002	$4,726	$6,336

During the three months ended June 30, 2008, the Company reversed $0.9 million of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction discussed at Note 4.

Warrants — As of September 30, 2008, there were 2.9 million warrants outstanding at exercise prices ranging from $1.84 to $7.25 per share.  Such warrants expire between January 2009 and December 2014.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at September 30, 2008 were as follows (in thousands):

Convertible senior secured notes	60,148	(1)
Warrants	2,880
Stock options and restricted shares	21,308
Total shares reserved	84,336

(1)                                  Upon the expected triggering of certain anti-dilution provisions of the Notes on November 15, 2008, the common stock reserved for future issuance under the convertible senior secured notes will increase by 20.0 million shares.  See Note 10, Net Loss Per Share for additional information.

Note 10—Net Loss Per Share

Basic and diluted net loss per share for the three and nine months ended September 30, 2008 and September 30, 2007 has been calculated by dividing net loss by the weighted average number of the Company’s common shares outstanding, less the weighted average unvested restricted common shares outstanding, and excludes any dilutive effects of stock options, warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share in each period presented because the Company had net losses in each of these periods and inclusion of potentially issuable shares would be anti-dilutive.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator for basic and diluted net loss per share:
Net loss for period	$(25,675)	$(90,639)	$(187,139)	$(143,078)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	150,428	146,041	149,884	145,766
Weighted average unvested restricted common shares outstanding	(5,602)	(2,775)	(5,497)	(2,964)

Denominator for basic and diluted net loss per share	144,826	143,266	144,387	142,802

As of September 30, 2008, the Company had stock options outstanding to purchase 4.2 million shares, of which 2.2 million shares were exercisable. In addition, at September 30, 2008, there are 5.2 million unvested restricted shares.

The Company’s Convertible Senior Secured Notes became convertible into shares of the Company’s common stock on February 15, 2007.  As of September 30, 2008, 48.6 million shares were potentially issuable if all currently outstanding Notes were converted and 11.6 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Notes.  As described in Note 7, Convertible Senior Secured Notes, management expects certain anti-dilution provisions of the Notes to be triggered on November 15, 2008 resulting in a reduction to the conversion price of the Notes.  As a result, on November 15, 2008, an additional 16.1 million shares will become potentially issuable if all currently outstanding Notes were converted and 3.9 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Notes.

There are also warrants outstanding at September 30, 2008 to acquire 2.9 million common shares.  These potentially issuable shares would further dilute investors when the options and warrants are exercised, the restricted share awards vest and the Notes are converted to common shares.

Note 11—Related Party Transactions

During the nine months ended September 30, 2008 and 2007, the Company leased colocation space from certain stockholders that (i) own greater than 10% of the Company’s outstanding equity securities and/or (ii) have representatives who serve on the Company’s Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such periods. The aggregate operating expenses included in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2008 and 2007, pertaining to these lease and service arrangements, were approximately $2.1 million and $1.5 million, respectively.

Individuals affiliated with two entities holding approximately 27% of the outstanding common stock serve on the Company’s Board of Directors.  On October 24, 2008, one of these individuals affiliated with an entity holding approximately 9% of the outstanding common stock, resigned as a director of the Company.  See Note 13 Subsequent Events, Resignation of Director.  A company controlled by a member of the Board of Directors periodically serves as a consultant to a holder of approximately 15% of the Company’s common stock regarding its investments, including its holdings in the Company.

The Chairman of the Company’s Board of Directors serves as a director of Tessco Technologies Incorporated.  During the nine months ended September 30, 2008 and 2007, the Company paid Tessco approximately $0.2 million and $0.7 million, respectively, for the purchase of materials used in its business operations.

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

License Renewal—Like most other FCC licenses, the 24 GHz and 38.6-40.0 GHz (39 GHz) wide-area licenses which the Company holds were granted for an initial ten-year term with renewal dates ranging from 2007 to 2014.  The Company holds two types of 39 GHz licenses which cover either rectangular service areas (“RSAs”), or economic areas (“EAs”).  Renewal applications for the Company’s wide-area 39 GHz licenses that expired in 2007 remained pending at the FCC as of September 30, 2008.  They were acted upon by the FCC on October 1, 2008.  See Note 13 Subsequent Events, FCC License Renewal.

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

Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service through meeting the safe harbor build-out requirement, or through other means, with respect to a license for which renewal is sought, the renewal will not be granted and the license will expire. The Company is required to demonstrate substantial service for the majority of its 39 GHz licenses by June 1, 2012, and by 2017 for the others.  The Company is required to demonstrate substantial service for all of its 24 GHz licenses by 2011, except for one, which requires such a showing in 2014. The Company does not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of its 24 and 39 GHz licenses, which require showings in the 2011-2014 time period, but the Company believes that its licenses will be renewed based on its significant network investment and expanding geographic coverage.  However, since the Company is required to demonstrate substantial service at the time licenses are renewed, the FCC has little precedent in the 24 GHz and 39 GHz bands and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

The Company continues to meet regularly with the FCC and is committed to present data on the Company’s significant network investment and expanding geographic coverage to make the spectrum bands viable and able to provide substantial service at renewal and in the long term.  The Company continues to believe that it will meet the substantial service requirements necessary for renewal at the appropriate deadlines and will continue to engage the FCC on this subject.

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

Note 13—Subsequent Events

FCC License Renewal— On October 1, 2008, the FCC released an order governing all of the 566 Company-held 39 GHz licenses.  The Company’s RSA 39 GHz licenses with 2007 expiration dates received either ten-year renewals or construction extensions until June 1, 2012.  All of the Company’s RSA licenses located in the Company’s top 50 markets met the FCC’s construction standard and, consequently, were renewed for ten years along with some licenses in smaller markets that were protected due to spectrum lease or other construction activity.  All of the Company’s remaining RSA licenses, totaling 183 (which held expiration dates of 2007 through 2010), and all of the Company’s EA licenses (which held 2010 expiration dates), received an extension until June 1, 2012 to demonstrate “substantial service” as defined by the FCC.  The licenses renewed or extended represent over 1.15 billion spectrum Points of Presence, or PoPs, in total.

Resignation of Director— On October 24, 2008, Mr. Darryl Schall resigned from the Board of Directors of the Company.

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

On May 8, 2008, management announced staffing reductions throughout the Company consistent with our current network deployment plan.  See Note 4, Restructuring Charge, in the Notes to Condensed Consolidated Financial Statements for further information.  As of September 30, 2008, we had 149 employees.

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

(3)          predictability of our deployment schedules, and

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

During the third quarter of 2008, we achieved the following significant financial and operational milestones:

•                  Billing sites grew 6% to 2,730 in the third quarter of 2008 from 2,584 at the end of the second quarter of 2008.  Billing sites grew by 37% year-over-year;

•                  Billing customer locations grew 10% to 5,832 in the third quarter of 2008 from 5,279 at the end of the second quarter of 2008.  Billing customer locations grew by 79% year-over-year;

•                  Billing T-1 equivalents grew 12% to 22,522 in the third quarter of 2008 from 20,127 at the end of the second quarter of 2008.  Billing T-1 equivalents grew by 87% year-over-year;

•                  Average monthly revenue per billing site grew 5% to $1,679 in the third quarter of 2008 from $1,605 in the second quarter of 2008.

•                 Adjusted EBITDA improved to a loss of $6.4 million in the third quarter of 2008 from $9.7 million in the second quarter of 2008.

As of September 30, 2008, we had deployed 3,096 sites, of which 2,730 had billing customers. A deployed site may not yet be billing for various reasons including:

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

Service Revenues

We generate revenue by charging a monthly recurring charge per T-1 equivalent. Increasing revenues on a per site basis is one of our most important objectives.  Revenue per billing site, shown in the Performance Measures table herein, is a key metric reflecting our ability to scale and leverage our existing network.  The duration of our customer contracts are generally three or five years.

We have derived a significant portion of our historic revenues from the following customers as shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

AT&T Mobility	38%	54%	41%	59%
Sprint Nextel	35%	21%	32%	17%
T-Mobile	16%	13%	15%	13%

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007

AT&T Mobility	40%	45%
Sprint Nextel	34%	23%
T-Mobile	15%	21%

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

We expect cost of service revenues to increase in future periods as we execute our business plan to grow our network operations.

Construction of our network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. We regularly assess the realizability of costs accumulated in construction-in-progress as we execute our network build plans.  During the three months ended September 30, 2008 and 2007, we recorded an impairment charge of $0.9 million and $0.4 million, respectively, relating to this process which is included in cost of service revenues.  During the nine months ended September 30, 2008 and 2007, this impairment charge was $14.3 million and $1.0 million, respectively.

During the third quarter of 2007, we suspended development activities in the Carolina’s market where we had not yet generated billing customers.  Third party project management fees and construction costs, capitalized as construction-in-progress, had an aggregate net carrying value of $4.4 million at September 30, 2007 and had no alternative use or salvage value.  The resultant long-lived asset impairment charge of $4.4 million is included in cost of service revenues for the quarter ended September 30, 2007.  In connection with the suspension of development activities in this market, we paid contract termination costs and one-time termination benefits totaling $0.2 million.  These were also included in cost of service revenues for the quarter ended September 30, 2007.  See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements for further information.

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

During the three and nine months ended September 30, 2008, we recorded a restructuring charge of $0.4 million and $6.0 million, respectively, as a result of management’s decision to restructure our operations to reflect changes in our strategic plan designed to reduce costs.  The resultant restructuring charge reflects i) management’s decision to cease market development activities in the Carolina’s market resulting in an exit plan for our site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with our current network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey.  See Note 4, Restructuring Charge, in the Notes to Condensed Consolidated Financial Statements for further information.

As a result of a further decline in our market equity value during the quarter ended March 31, 2008, we believed an indicator of further impairment of goodwill existed and, accordingly, performed an interim review of the value of our goodwill.  In the quarter ended March 31, 2008, we concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the fair value of goodwill to zero at March 31, 2008.  The carrying value of goodwill was reduced by $61.4 million and $86.5 million in impairment charges recorded in the third and fourth quarters of 2007, respectively.  See Note 6, Impairment of Goodwill, in the Notes to Condensed Consolidated Financial Statements for further information.

Interest income and interest expense is primarily the result of interest earned on investment of cash proceeds and interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible senior secured notes issued in November 2006.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for further information.

Challenges Facing Our Business

In addition to the risks described in the section entitled Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007 and in Item 1A of this Report, there are various challenges facing our business including deploying new sites in a predictable manner, scaling our business and managing growth, acquiring new customers on existing sites, the concentrated nature of our customers and the emerging nature of our market.

Deploying new sites in a predictable manner can be challenging given the difficulties in dealing with numerous landlords in order to lease space on sites, complying with the various zoning and permitting laws of different cities or districts, and managing the contractors involved with construction, program and project management. We have taken steps to reduce deployment unpredictability by engaging with large, well-established, turnkey vendors that are experienced in this area. Additionally, we concentrate on selecting sites owned by major tower operators with whom we already have agreements, which we believe will help minimize the risk of failing to negotiate a definitive lease for a site.

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

Results of Operations

Presented below are selected statements of operations data for the three and nine months ended September 30, 2008 and 2007 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this document. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service revenues	$13,383	$7,264	$34,957	$18,875
Cost of service revenues (excluding depreciation and amortization)	(15,819)	(13,335)	(48,220)	(38,296)
Cost of service revenues - impairment of long-lived assets and other charges	(885)	(4,966)	(14,318)	(5,632)
Sales and marketing	(1,020)	(2,219)	(4,601)	(6,154)
General and administrative	(4,530)	(5,595)	(15,493)	(18,461)
Depreciation and amortization	(6,090)	(4,904)	(17,908)	(13,127)
Restructuring charge	(438)	—	(5,962)	—
Impairment of goodwill	—	(61,407)	(86,093)	(61,407)
Interest income	1,083	4,707	4,757	14,756
Interest expense	(11,397)	(10,118)	(34,306)	(33,912)
Miscellaneous income (expense), net	38	(66)	48	280
Net loss	$(25,675)	$(90,639)	$(187,139)	$(143,078)

The following table sets forth selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service revenues	100%	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(118)%	(184)%	(138)%	(203)%
Cost of service revenues - impairment of long-lived assets and other charges	(7)%	(68)%	(41)%	(30)%
Sales and marketing	(8)%	(31)%	(13)%	(33)%
General and administrative	(34)%	(77)%	(44)%	(98)%
Depreciation and amortization	(46)%	(68)%	(51)%	(70)%
Restructuring charge	(3)%	—	(17)%	—
Impairment of goodwill	—	(845)%	(246)%	(325)%
Interest income	8%	65%	14%	78%
Interest expense	(85)%	(139)%	(98)%	(180)%
Miscellaneous income (expense), net	0%	(1)%	0%	1%
Net loss	(192)%	(1,248)%	(535)%	(758)%

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

The following table shows the calculation of our total adjusted EBITDA reconciled to net loss.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(25,675)	$(90,639)	$(187,139)	$(143,078)
Adjustments:
Depreciation and amortization	6,090	4,904	17,908	13,127
Stock-based compensation	1,590	2,002	4,726	6,336
Impairment of long-lived assets and other charges	885	4,966	14,318	5,632
Restructuring charge	438	—	5,962	—
Impairment of goodwill	—	61,407	86,093	61,407
Interest income	(1,083)	(4,707)	(4,757)	(14,756)
Interest expense	11,397	10,118	34,306	33,912
Miscellaneous (income) expense, net	(38)	66	(48)	(280)
Adjusted EBITDA	$(6,396)	$(11,883)	$(28,631)	$(37,700)

Three months ended September 30, 2008 compared to three months ended September 30, 2007

Service revenues for the three months ended September 30, 2008 increased 84% to $13.4 million from $7.3 million for the three months ended September 30, 2007. This increase was primarily driven by the addition of 2,580 new billing customer locations and greater penetration in existing markets, leading to an 87% increase in the number of billing T-1 equivalent lines during the previous 12 months.  Service revenues in the third quarter of 2008 also include revenue from the delivery of Ethernet-based links to Sprint Nextel under our 4G backhaul contract.  The average monthly revenue generated per billing site increased to $1,679 during the three months ended September 30, 2008 from $1,261 for the same period of 2007 despite discount volume targets being achieved by certain customers.

Cost of service revenues (excluding depreciation and amortization) increased 19% to $15.8 million for the three months ended September 30, 2008, compared to $13.3 million for the three months ended September 30, 2007.  This increase was primarily due to higher site lease expense and fiber service provider charges incurred to support the billing sites that were added to the network during the past year.  During the three months ended September 30, 2008, the Company incurred approximately $0.3 million in material and contractor costs associated with the recovery from Hurricane Ike.  Partially offsetting this increase were the effects of the workforce reduction in the second quarter of 2008.

Cost of service revenues also includes $0.9 million in the three months ended September 30, 2008 and $0.4 million for the same period of 2007, of long-lived asset impairment charges related to our assessment of the realizability of costs accumulated in construction-in-progress.  In addition, during the third quarter of 2007, we suspended development activities in the Carolina’s market where we had not yet generated billing customers.  Third party project management fees and construction costs, capitalized as construction-in-progress, had an aggregate net carrying value of $4.4 million at September 30, 2007 and had no alternative use or salvage value.  The resultant long-lived asset impairment charge of $4.4 million is included in cost of service revenues for the quarter ended September 30, 2007.  In connection with the suspension of development activities in this market, we paid contract termination costs and one-time termination benefits totaling $0.2 million.  These were also included in cost of service revenues for the quarter ended September 30, 2007.  See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements for further information.

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

Sales and marketing expenses decreased 54% to $1.0 million for the three months ended September 30, 2008, compared to $2.2 million for the three months ended September 30, 2007.  The decrease reflects a lower commission accrual in the third quarter of 2008 over the comparable period of 2007 due to changes to our 2008 commission plan and the effects of the workforce reduction.

General and administrative expenses decreased 19% to $4.5 million for the three months ended September 30, 2008, from $5.6 million for the three months ended September 30, 2007. This decrease is primarily due to lower professional and consulting fees relating to public company-related costs and the effects of the workforce reduction.

Depreciation and amortization expense increased 24% to $6.1 million for the three months ended September 30, 2008 from $4.9 million for the three months ended September 30, 2007. This increase reflects $58.5 million in capital additions year over year driven by the addition of 441 new deployed sites during the past 12 months.

Interest income decreased 77% to $1.1 million for the three months ended September 30, 2008 from $4.7 million for the three months ended September 30, 2007. The reduction was due to lower cash balances available for investment and lower interest rates.

Interest expense increased 13% to $11.4 million for the three months ended September 30, 2008 from $10.1 million for the three months ended September 30, 2007. The increase was primarily due to a reduction in the amount of interest expense which was capitalized.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

Service revenues for the nine months ended September 30, 2008 increased 85% to $35.0 million from $18.9 million for the nine months ended September 30, 2007. This increase was primarily driven by the addition of 2,580 new billing customer locations and greater penetration in existing markets, leading to an 87% increase in the number of billing T-1 equivalent lines during the previous 12 months.  Service revenues in the first nine months of 2008 also include revenue from the delivery of Ethernet-based links to Sprint Nextel under our 4G backhaul contract.  The average monthly revenue generated per billing site increased to $1,575 during the nine months ended September 30, 2008 from $1,235 for the same period of 2007 despite discount volume targets being achieved by certain customers.

Cost of service revenues (excluding depreciation and amortization) increased 26% to $48.2 million for the nine months ended September 30, 2008, compared to $38.3 million for the nine months ended September 30, 2007.  This increase was primarily due to higher site lease expense and fiber service provider charges incurred to support the billing sites that were added to the network during the past year.  Partially offsetting this increase were the effects of the workforce reduction in the second quarter of 2008.   The nine months ended September 30, 2008 included a $0.3 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction discussed at Note 4, Restructuring Charge, in the Notes to Condensed Consolidated Financial Statements.

Cost of service revenues also includes $14.3 million in the nine months ended September 30, 2008 and $1.0 million for the same period of 2007, of long-lived asset impairment charges related to our assessment of the realizability of costs accumulated in construction-in-progress.  In addition, during the third quarter of 2007, we suspended development activities in the Carolina’s market where we had not yet generated billing customers.  Third party project management fees and construction costs, capitalized as construction-in-progress, had an aggregate net carrying value of $4.4 million at September 30, 2007 and had no alternative use or salvage value.  The resultant long-lived asset impairment charge of $4.4 million is included in cost of service revenues for the quarter ended September 30, 2007.  In connection with the suspension of development activities in this market, we paid contract termination costs and one-time termination benefits totaling $0.2 million.  These were also included in cost of service revenues for the quarter ended September 30, 2007.  See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements for further information

Sales and marketing expenses decreased 25% to $4.6 million for the nine months ended September 30, 2008, compared to $6.2 million for the nine months ended September 30, 2007.  The decrease reflects a lower commission accrual in the first nine months of 2008 over the comparable period of 2007 due to changes to our 2008 commission plan and the effects of the workforce reduction.  The nine months ended September 30, 2008 included a $0.1 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction.

General and administrative expenses decreased 16% to $15.5 million for the nine months ended September 30, 2008, from $18.5 million for the nine months ended September 30, 2007. This decrease is primarily due to lower professional and consulting fees relating to public company-related costs and the effects of the workforce reduction.    The nine months ended September 30, 2008 included a $0.5 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction.

Depreciation and amortization expense increased 36% to $17.9 million for the nine months ended September 30, 2008 from $13.1 million for the nine months ended September 30, 2007. This increase reflects $58.5 million in capital additions year over year driven by the addition of 441 new deployed sites during the past 12 months.

During the three and nine months ended September 30, 2008, we recorded a restructuring charge of $0.4 million and $6.0 million, respectively, as a result of management’s decision to restructure our operations to reflect changes in our strategic plan designed to reduce costs.  The resultant restructuring charge reflects i) management’s decision to cease market development activities in the Carolina’s market resulting in an exit plan for our site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with our current network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey.  See Note 4, Restructuring Charge, in the Notes to Condensed Consolidated Financial Statements for further information.

As a result of the impairment evaluation of the fair value of the carrying amount of goodwill performed during the quarter ended March 31, 2008, we recorded a goodwill impairment charge of $86.1 million during the three months ended March 31, 2008 reducing the fair value of goodwill to zero at March 31, 2008. The carrying value of goodwill was reduced by $61.4 million in impairment charges recorded in the third quarter of 2007.  See Note 6, Impairment of Goodwill, in the Notes to Condensed Consolidated Financial Statements for additional information.

Interest income decreased 68% to $4.8 million for the nine months ended September 30, 2008 from $14.8 million for the nine months ended September 30, 2007. The reduction was due to lower cash balances available for investment and lower interest rates. Miscellaneous income for the nine months ended September 30, 2007 included $0.6 million for the change in the fair value of the embedded derivative associated with the convertible notes.

Interest expense increased 1% to $34.3 million for the nine months ended September 30, 2008 from $33.9 million for the nine months ended September 30, 2007. The increase was primarily due to a reduction in the amount of interest expense which was capitalized.

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

The following table shows quarterly key operating metric information.

	Three Months Ended
	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Billing Sites:
Billing sites added	146	237	199	157	143	265	254
Ending billing sites	2,730	2,584	2,347	2,148	1,991	1,848	1,583
Billing sites / sites deployed	88%	86%	81%	76%	75%	75%	70%
Average monthly revenue / site	$1,679	$1,605	$1,440	$1,337	$1,261	$1,203	$1,241

Billing Customer Locations:
Billing customer locations added	553	779	649	599	433	613	402
Ending billing customer locations	5,832	5,279	4,500	3,851	3,252	2,819	2,206
Colo rate	2.14	2.04	1.92	1.79	1.63	1.53	1.39

Billing T-1 Equivalents:
Billing T-1 equivalents added	2,395	2,974	2,952	2,171	1,823	1,884	1,454
Ending billing T-1 equivalents	22,522	20,127	17,153	14,201	12,030	10,207	8,323
T-1’s per customer location	3.86	3.81	3.81	3.69	3.70	3.62	3.77
T-1’s / billing site	8.25	7.79	7.31	6.61	6.04	5.52	5.26

Sites Deployed:
FiberTower sites constructed	87	98	98	158	190	193	276
Ending sites deployed	3,096	3,009	2,911	2,813	2,655	2,465	2,272

Billing Sites are installed sites from which we provide revenue producing services(s) to customer(s).

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

On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes due on November 15, 2012 (“Notes”). The Notes were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries.  The Notes contain certain anti-dilution provisions that will cause the conversion price of the Notes to be reduced under certain circumstances.  We currently expect that such anti-dilution provisions will be triggered on November 15, 2008, which will result in a reduction to the conversion price.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for further information.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We had unrestricted cash and cash equivalents and certificates of deposit of $163.6 million at September 30, 2008.

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

We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will use no more than $50 million of cash for capital expenditures during 2008 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

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

Operating Activities

In the nine months ended September 30, 2008, net cash used in operating activities increased by $8.0 million to $50.4 million compared to cash used in operating activities of $42.5 million for the nine months ended September 30, 2007. The negative cash flow from operations in the nine months ended September 30, 2008 was primarily caused by a net loss of $187.1 million and a reduction of accounts payable of $9.0 million due to the payment of vendors, offset by an increase of $9.0 million in accrued interest payable related to our notes and non-cash charges of $140.1 million.

The following table shows non-cash charges included in net cash used in operating activities:

	Nine Months Ended September 30,
	2008	2007
Non-cash charges:
Depreciation and amortization	$17,908	$13,127
Accretion of convertible notes	10,756	9,331
Stock-based compensation	4,726	6,336
Impairment of long-lived assets and other charges	14,318	5,388
Restructuring charge	4,287	—
Impairment of goodwill	86,093	61,407
Other, net	2,034	(776)
Total non-cash charges	$140,122	$94,813

Investing Activities

Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.  As of September 30, 2008, we provided services to 2,730 billing sites in 13 markets throughout the U.S., an increase of 582 billing sites during the first nine months of 2008.

In the nine months ended September 30, 2008, there were $34.0 million in capital additions as compared to $80.7 million in the first nine months of 2007.  During the first nine months of 2008 and 2007, we completed deployment of 283 and 659 new sites, respectively.  In the first nine months of 2008, additional capital spending went into deploying incremental customers at existing sites relative to the first nine months of 2007. In addition, the Company incurred capital expenditures to support site builds beyond the third quarter of 2008.  We anticipate that we will use no more than $50 million of cash for capital expenditures during 2008 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

In the nine months ended September 30, 2008 and 2007, our restricted cash and investments were reduced by $18.5 million and $17.5 million, respectively, reflecting our interest payments in May of 2008 and 2007 of $18.1 million and $18.7 million, respectively, on the Convertible Senior Secured Notes, not all of which was paid out of restricted cash.  During the first nine months of 2008, there were $0.8 million in net maturities of certificates of deposit used in current operations.  During the first nine months of 2007, there were $4.6 million in net purchases of short-term investments.

Financing Activities

Net cash of $0.4 million was provided by the exercise of stock options during the nine months ended September 30, 2008, as compared to $1.6 million for the same period of 2007.

Debt Obligations and Restricted Cash and Investments

At September 30, 2008, we had unrestricted cash and cash equivalents of $163.6 million that were held in bank accounts and money market mutual funds.

In addition, at September 30, 2008, we had total restricted cash and investments of $18.5 million, comprised of $18.1 million of principal and interest invested in restricted U.S. Treasury securities under the terms of the Notes noted above. At September 30, 2008, we had an additional $0.4 million of restricted cash related to letters of credit with their final expiration in July 2009.

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

Future Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our existing cash and cash equivalents and certificates of deposit of $163.6 million, will be sufficient to cover our estimated liquidity needs for at least the next twelve months. We anticipate that we will use no more than $50 million of cash for capital expenditures during 2008 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available cash. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and significantly modify our cash requirements.

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

Related Party Transactions

See Note 11, Related Party Transactions in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no material changes in our market risk exposures for the nine months ended September 30, 2008 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 4.                   CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation described above, our CEO and CFO have concluded that, as of September 30, 2008, our disclosure controls and procedures were not effective.

(b) Changes in Internal Control over Financial Reporting

In our Annual Report on Form 10-K for the year ended December 31, 2007, management identified as a material weakness in both the design and operating effectiveness of internal control over financial reporting, its ineffective controls over the accounting for property and equipment.  During the quarter ended September 30, 2008, we continued to make substantial progress on the implementation of the re-design of our internal controls associated with property and equipment. We intend to further develop the re-designed controls over property and equipment throughout the fourth quarter in 2008 and beyond including assigning responsibility for execution of the controls throughout various levels of our organization and focusing on increasing the precision, speed and efficiency of the controls. During the quarter ended September 30, 2008, there were no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

Material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, are as follows:

The risk factor entitled “Our FCC licenses may not be renewed upon expiration, which could limit the expansion of our business and our ability to serve our customers and could harm our operating results” has been updated as described below.

Our FCC licenses may not be renewed upon expiration in the future, which could limit the expansion of our business and our ability to serve our customers and could harm our operating results.

Our spectrum licenses in the 24 GHz and 39 GHz bands are granted for ten-year terms with renewal dates ranging from 2007 to 2014. Renewal applications for our licenses that expired in 2007 have received either renewals for another ten years or construction extensions until June 1, 2012 from the FCC.  In order for our 24 GHz and 39 GHz licenses to qualify for renewal in the future, we must demonstrate that we have provided “substantial service” by the end of the term of each license (which is 2011 for 102 of the 103 24 GHz licenses) or by an FCC approved substantial service showing date (which is June 1, 2012 for all of the 39 GHz licenses). The FCC’s substantial service renewal standard for both the 24 GHz and 39 GHz licenses is intended to provide licensees with flexibility in demonstrating usage of their licenses. The FCC’s “safe harbor” test provides licensees with a degree of certainty as to how to comply with the substantial service requirement. For example, for 39 GHz licensees offering point-to-point service, the FCC has said that the construction of four links per channel per million persons in the license area will meet the substantial service test. For 24 GHz point-to-point/multipoint licensees the FCC has said that a showing of four links per million persons within a service area or service to an area that has very limited access to either wireless or wireline telecommunications services will meet the substantial service test. While the safe harbors are intended to provide guidance, they are not the only way for licensees to demonstrate substantial service. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering services to underserved consumers; however, there is little precedent in this area at this time. Accordingly, we believe that the level of service that will be considered “substantial” by the FCC at renewal may vary depending upon our type of product offering. Further, the FCC may modify our perception of substantial service and, in the future, we may encounter more stringent substantial service requirements. License renewal is not guaranteed and the FCC holds significant discretion in making renewal decisions. The loss of some number of our licenses could limit the expansion of our business and harm our operating results.

We are required to demonstrate substantial service by June 1, 2012 for the majority of our 39 GHz licenses, and 2017 for the others.  We are required to demonstrate substantial service for all our 24 GHz licenses by 2011, except for one, which requires such a showing in 2014.  We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 and 39 GHz licenses, which require showings in the 2011-2014 time period, but we believe that our licenses will be renewed based on our significant network investment and expanding geographic coverage.  However, since we are required to demonstrate substantial service at the time licenses are renewed, the FCC has little precedent in the 24 GHz and 39 GHz bands and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

If we are unable to satisfy NASDAQ listing requirements, our common stock could be delisted from the NASDAQ Global Market.

Companies listed on NASDAQ are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of a security remains below the $1.00 minimum closing bid price requirement for 30 consecutive business days, companies have a period of 180 calendar days to demonstrate compliance by maintaining a closing bid price of $1.00 or more for 10 consecutive business days.  On October 16, 2008, we received notification from NASDAQ that it had suspended the enforcement of the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares through January 16, 2009.

Since October 15, 2008, our closing price on the Nasdaq Global Market has been less than $1.00 per share.  If the closing bid price of our common stock remains below $1.00 per share for a period of 30 consecutive business days beginning after January 16, 2009, or we are unable to continue to meet any of NASDAQ’s listing maintenance standards for any other reason, our common stock could be delisted from the NASDAQ Global Market.  In the event of delisting, trading, if any, could be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board. In addition, our securities could become subject to the SEC’s “penny stock rules.” These rules would impose additional requirements on broker-dealers who effect trades in our securities. Consequently, the delisting of our common stock and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect your ability to resell our securities. If any of these events take place, you may not be able to sell as many securities as you desire, you may experience delays in the execution of your transactions and our securities may trade at a lower market price than they otherwise would.  A delisting from The NASDAQ Global Market and future declines in our stock price as a result of any delisting could also greatly impair our ability to raise additional necessary capital through equity or debt financing.

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the repurchase of our common stock during the three months ended September 30, 2008:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Maximum value of shares that may yet be purchased under the program (2)
July 1 to July 31, 2008	—	$—	—	—
August 1 to August 31, 2008	666	1.45	—	—
September 1 to September 30, 2008	—	—	—	—
Total	666	$1.45	—	—

(1)                                  Shares shown in this column were withheld by the Company to satisfy tax obligations arising upon the vesting of restricted stock. In April 2007, our Board of Directors authorized the repurchase of shares of common stock at current market prices, limited to amounts necessary to fund income tax withholding obligations of employees with respect to such vesting.

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

FIBERTOWER CORPORATION

	By:	/s/ KURT J. VAN WAGENEN
November 7, 2008		Kurt J. Van Wagenen
Date		President and Chief Executive Officer

	By:	/s/ THOMAS A. SCOTT
November 7, 2008		Thomas A. Scott
Date		Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.