Form 10-K
period 2008-12-31
FiberTower CORP
filed 2009-03-13
CIK 1010286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

         As of June 30, 2008, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $68 million based on the closing price of the Company's common stock on the Nasdaq Global Market on that day. Shares held by executive officers and directors and by each person who owned 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The registrant had 151,577,859 shares of its common stock outstanding as of February 28, 2009.

         Portions of the Proxy Statement for the registrant's 2009 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Commission within 120 days of the registrant's fiscal year ended December 31, 2008.

FiberTower Corporation
INDEX

PART I.

ITEM 1.    BUSINESS

FORWARD LOOKING STATEMENTS

        This report includes "forward-looking" statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases. Forward looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These include statements regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements, financing prospects, planned capital expenditures, expected cost per site, anticipated customer growth, expansion plans, expected cost savings associated with our reduction in workforce in 2008 and anticipated cash balances. There are many risks, uncertainties and other factors that can prevent the achievement of goals or cause results to differ materially from those expressed or implied by these forward-looking statements including, among other things, anticipated negative cash flows and operating losses, additional liquidity requirements, potential loss of significant customers, downturns in the wireless communication industry, regulatory costs and restrictions, potential loss of FCC licenses, equipment supply disruptions and cost increases, competition from alternative backhaul service providers and technologies, along with those risk factors described in Item 1A of this report.

Company History

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

Company Overview

        We are a leading provider of facilities-based backhaul services to wireless carriers. Facilities-based providers own or lease a substantial portion of the property, plant and equipment necessary to provide backhaul services. Backhaul is the transport of voice, video and data traffic from a wireless carrier's mobile base station, or cell site, to its mobile switching center, or MSC, or other exchange point where the traffic is then switched onto a wireline telecommunications network. We utilize our comprehensive wireless spectrum assets and extensive fiber service provider relationships to provide backhaul services nationally through a hybrid radio/fiber network architecture. Our services allow wireless carriers to optimize their networks, enable significant improvements in their availability, reliability, scalability and reduce costs, while providing a long-term solution for the increasing demand for backhaul capacity.

        As of December 31, 2008:

  •
  We provide service to 6,096 billing customer locations in 13 markets;

  •
  We have customer agreements with six of the eight largest U.S. wireless carriers;

  •
  We hold a master service agreement with Verizon Business as their fixed wireless partner on the General Services Administration Networx contract. This was the first government-related contract that we have entered into;

  •
  We own a national spectrum portfolio of 24 GHz and 39 GHz wide-area spectrum licenses, including over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.55 billion channel pops calculated as the number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels. We believe our spectrum portfolio represents one of the largest and most comprehensive collections of millimeter wave spectrum in the U.S. Our licenses extend over substantially all of the continental U.S., with a population of approximately 300 million.

        We offer our customers service that consist of time division multiplexing, or TDM, transport at speeds starting with T-1s (a standardized telecommunications service offering at 1.54 megabits per second of capacity) and scaling up to higher capacities. We have designed our network architecture to accommodate other transport services that our customers may implement in the future, including, for example, Ethernet-based backhaul which launched in 2007 and other packet-based protocols. In general, we provide these services between a wireless carrier's cell site and mobile switching center, or other drop location.

        Our network is designed to be modular and is relatively inexpensive to deploy as compared to fixed wireline networks. The point to point fixed wireless networks we presently deploy use mature and proven technologies, allowing us to operate at a level of reliability, referred to as carrier-class, that is appropriate for a telecommunication carrier's network. We deploy networks to existing towers, rooftops, or other sites where wireless carriers have deployed cell sites. At each of these physical locations, or sites, there may be more than one wireless carrier's cell site—each of which we refer to as a customer location. When possible, we provide service to multiple customers at a single site, using a shared infrastructure in order to increase our capital efficiency. We generally generate revenue in proportion to the number of customers on a site, the amount of bandwidth used by each customer at that site, and the price charged for each increment of bandwidth. This revenue, after subtracting the cost of fiber service transport, is available to cover a fixed cost base consisting of items such as rent, insurance, utilities, and field technicians.

        Our business is in its early stages, and as such we have invested heavily in capital requirements to build and expand our network. As a result, we have incurred net losses and negative cash flows from operating and investing activities since our inception. At December 31, 2008, our accumulated deficit was $624.4 million, and our total indebtedness was $430.3 million. We expect that we will continue to generate significant operating and net losses and negative cash flows for the next few years. If market conditions warrant, we will be able to slow the amount of capital expenditures to a level consistent with the business needs at that time. Our long-term economic model is designed to allow replicable, scalable, individual market builds so that we can increase or decrease our market deployment schedule based on available cash. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment. We regularly evaluate our plans and strategies, and these evaluations often result in changes, some of which may be material and significantly modify our cash requirements.

Industry Overview

        Backhaul, a critical component of a wireless carrier's network, is defined as the transport components between a cell site and a carrier's mobile switching center or other exchange point. Key factors driving demand for backhaul services include the nationwide rollout of third (3G) and fourth (4G, such as WiMax or LTE) generation networks, the continued rise in voice, video and data usage, and expansion of wireless carriers' geographic coverage. The 2007 FCC 700 MHz auction and the 2006 FCC Advanced Wireless Services, or AWS, auction augmented the spectrum portfolios of the major U.S. wireless carriers, and other smaller competitors, including Leap Wireless and MetroPCS, which will enable expansion of wireless data offerings and geographic coverage. The entrance of new wireless competitors (e.g., Clearwire Corporation and SpectrumCo LLC), and the Obama Administration's emphasis on building a nationwide broadband network are also expected to increase the total number of active cell sites, and hence further increase the demand for backhaul services. Additionally, according to a report by Visant Strategies, a market research firm, 3G and 4G technologies will require greater backhaul capacity than is in use today. Visant Strategies expects the wireless carriers to connect each 3G and 4G base station with 20-50 megabits per second of capacity initially.

        The majority of backhaul traffic in the U.S. is currently transported over a wired infrastructure, typically copper-based T-1 circuits and in some places, fiber optic-based facilities. Copper-based networks are extensively deployed today, but, as backhaul traffic demands increase, the existing copper-based T-1 circuits will approach their capacity limits to transport voice and data traffic. Currently, fiber optic networks, which have a higher capacity for the transport of voice and data traffic as compared to copper networks, service only approximately 10% of existing cell sites. We believe that the cost-prohibitive nature of building fiber optic networks to a majority of cell sites will prevent their comprehensive use as a backhaul alternative.

        Fixed wireless backhaul provides an alternative to traditional wired backhaul infrastructure. Fixed wireless systems are more flexible, less expensive and quicker to deploy than wired networks, using building or tower mounted antennas placed at strategic points in a direct line of sight with one another. Wireless backhaul providers, working in conjunction with telecommunications equipment vendors, have evolved wireless backhaul technology and equipment, resulting in proven and mature alternatives to wireline backhaul services.

Business Strategy

        We are seeking to grow long-term shareholder value by capitalizing on opportunities presented by the anticipated growth of the backhaul industry. Also, due to the generally expected renewed emphasis on broadband growth throughout the United States, we expect to capitalize on complementary businesses that our unique physical assets and expertise provide. Key elements of our strategy include:

        Leverage Existing Network and Customer Relationships.    We seek to grow by leveraging our first-mover advantage which provides us a leadership position in existing network assets, customer relationships, network relationships, spectrum assets, tower and building access, information technology and expertise. We are focusing our operations and resources on opportunities which can provide better near-term financial returns by maximizing utilization of network capacity in current markets and exploiting new business opportunities when appropriate. We are seeking to increase the utilization of our sites by increasing the number of billing customer locations and Ethernet-based T-1 equivalents.

        Continue to Improve the Efficiency of Our Network and Reduce Network Expenses.    Our networks are designed to be modular and therefore allow us to build out markets based on demand. We engineer our networks to serve as many customers as possible while meeting our internal return on investment thresholds. We continuously seek ways to reduce our network expenses by utilizing lit and dark fiber, testing and procuring new and more efficient network equipment, and grooming our network to maximize capacity and efficiency. As we continue to grow our customer base in established markets, the fixed cost nature of our network will allow us to add incremental traffic to our sites at a marginal incremental cost.

        Expand Our Markets Based on Identified Demand.    We expand existing markets and target new markets by identifying demand from our customers with whom we have signed master service agreements. We pre-sell firm commitments up to 12 months ahead of network build-out as we launch new projects in order to decrease capital expenditure lead times and payback periods and increase our return on investment. In addition to pre-sales, we use our market knowledge (e.g., information on co-location at tower sites and expertise in estimating demand and pricing) to determine the sites in a market that we believe have the largest revenue potential, including sites not pre-sold. We believe that the combination of this market knowledge along with our ability to pre-sell lowers the risk of the build-out. In addition, our increasing ability to leverage our nation-wide spectrum, tower and building access, and equipment delivery and construction assets increases our ability to expand our network footprint and efficiently provide new services in new geographic markets.

        Continue to Develop Innovative Solutions that Meet the Needs of Our Customers.    Our goal is to provide solutions which simplify the operation of our customers' networks and reduce their operating costs. We believe that our ability to leverage our scalable network and technology will allow us to quickly meet the evolving backhaul needs of our customers in an efficient, low-cost manner. We will continue to work proactively with our existing customers to assess their service needs and requirements. In 2008, we expanded on our 2007 launch of Ethernet-based backhaul links to Sprint Nextel under our 4G backhaul contract. These links are now part of Clearwire due to the December 2008 merger of Clearwire and Sprint Nextel's WiMax business unit.

        Allocate Capital Efficiently.    We are focused on allocating our capital efficiently by balancing new site growth with increasing existing network utilization. We anticipate that we will use between $25 million and $40 million of cash for capital expenditures during 2009. However, our decisions to invest additional capital in structural enhancements or build activities are generally based upon whether such investments exhibit sufficient revenue potential to achieve acceptable risk-adjusted returns. In addition to our discretionary network investment, given current market conditions, we may opportunistically repurchase our outstanding debt. We have the ability to reduce capital spending if market conditions warrant.

Company Strengths

        We believe the following strengths will assist us in implementing our strategy:

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

        Extensive Operating Experience Utilizing Proven Technologies.    We have a demonstrated expertise and history in designing, deploying and operating fixed wireless networks to backhaul wireless traffic. We deployed our first network in Dallas, Texas in 2003, where we provided wireless backhaul services to multiple customers. Since that time, we have expanded operations to a total of 13 markets. Our networks utilize proven and mature technologies, including microwave and fiber optic equipment from major telecommunications equipment manufacturers, to provide high reliability services. The technologies we utilize for wireless backhaul are deployed extensively in Latin America, Asia and Europe.

        Significant Backlog with Leading Wireless Carriers.    Our customers include several national and regional wireless carriers. As of December 31, 2008, we had entered into master services agreements with AT&T Mobility (formerly Cingular Wireless)-, Leap, Metro PCS, Sprint Nextel, T-Mobile and Verizon Wireless. Our customer agreements are generally on three or five year terms, and the T-1 orders under these agreements typically provide for termination liability. We have firm commitments on nearly 7,600 customer locations.

        Premier Portfolio of Spectrum Assets.    Our 24 GHz spectrum and 39 GHz spectrum licenses represent what we believe to be the largest collection of wide-area millimeter wave spectrum licenses in the U.S. for backhaul and similar applications, providing breadth of geographic coverage, depth in key markets and complementary technical and propagation characteristics. Our spectrum enables us to use a wide range of radio technologies. Our spectrum portfolio includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.55 billion channel pops. These 745 wide-area licenses, which include 641 licenses for 39 GHz spectrum and 104 licenses for 24 GHz spectrum, extend over substantially all of the continental U.S., with a population of approximately 300 million. We also possess over 3,300 point-to-point microwave licenses.

        Significant Relationship with Leading Tower Companies.    Crown Castle International Corp. is a major investor in FiberTower, and holds approximately 18% of our outstanding stock as of December 31, 2008. American Tower Corporation was also an early investor in FiberTower. We lease communications facilities from both companies. In the aggregate, Crown Castle and American Tower own approximately 35,000 tower and antenna sites across the United States.

        Experienced and Proven Senior Management Team.    Our management team includes key personnel who have previously held senior positions at major communications companies including AT&T, Verizon, Neon Communications, T-Mobile, Flarion Technologies, IDT Spectrum, Nextel, Nortel Networks, Teligent and Winstar Communications.

Product and Services

        As of December 31, 2008, we offered backhaul transport services to major wireless carriers in 13 markets divided between the following two geographic regions in the United States.

Current Markets Served

South Region	North Region
Dallas/Fort Worth	Boston
San Antonio/Austin/Waco	New York/New Jersey
Houston	Washington DC/N. Virginia/S. Maryland
Denver	Detroit
West Florida	Pittsburgh
Atlanta	Cleveland
Chicago

        Backhaul transport bridges the distance between cell sites and the landline fiber optic infrastructure. Our services provide this connection through a hybrid approach that utilizes both wireless radios and wireline fiber-based networks. The main service offerings include:

  •
  TDM.  TDM services include selling individual T-1s to carrier customers and has also included selling larger bulk capacity services such as 8 T-1s or 12 DS-3s.

  •
  Ethernet.  In 2007, we began offering Ethernet-based services to the cell site. These services are offered over the same network as our other services.

        We sell these backhaul services directly to wireless carriers, generally under three or five-year service contracts. Our connections are designed to support all voice, video and data applications and all air interface technologies currently required by our customers.

Sales and Marketing

        Our national sales organization primarily focuses on two types of customers: national carriers and regional carriers. National carriers typically have presence in all or most of our deployed markets whereas regional carriers usually have presence in a subset of our markets.

        Our sales approach consists of working with customers in a consultative manner to design networks that fit their needs and meet our economic requirements. Our sales organization is assisted by staff providing sales engineering, research, proposal and customer development support, working closely with the sales teams on customer pricing, invoicing, contract management and sales programs.

        Our customers are national and regional wireless carriers. We have entered into master services agreements with AT&T Mobility, Leap, Metro PCS, Sprint Nextel, T-Mobile, Revol and Verizon Wireless.

        We hold a master service agreement with Verizon Business as their fixed wireless partner on the General Services Administration Networx contract. This was the first government-related contract that we have entered into. We intend to continue to develop government-related relationships and future revenue opportunities.

Our Network

  Network Architecture

        The networks we deploy consist of both a wireless and wireline component. The wireless portion utilizes a Point-to-Point (PTP), Digital Radio Link (DRL) over the 11 GHz, 18 GHz, 23 GHz, 24 GHz and 39 GHz microwave radio spectrum. The 11 GHz, 18 GHz and 23 GHz spectrum is licensed to us on a site-by-site basis by the FCC. The 24 GHz and 39 GHz spectrum is our own licensed spectrum.

        Using the licensed radio spectrum, we transport voice, video and data traffic from wireless carrier base stations to aggregation sites, known as Fiber Exchange Points, or FEPs. At these FEPs, the customer traffic is transferred from the wireless network to a fiber-based wireline network. The aggregated traffic streams are converted at the FEP sites for delivery to carrier Mobile Switching Centers, or MSCs, or other drop-off locations over fiber optic networks.

        Multiple FEP sites, strategically positioned throughout our markets, support carrier traffic grooming, aggregation and signal handoff to fixed network fiber optic facilities for transport to carrier MSCs or other drop-off points. These fiber facilities are typically provided in the form of lit fiber transport services by national or regional fiber service providers, or FSPs.

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

  Network Deployment and Management

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

        We manage and monitor our networks on a 24 hour per day, seven day per week basis from our Network Operating Centers (NOCs). We operate a primary NOC in San Francisco, California, with a back-up system in Dallas, Texas. Through our scalable back office systems and business processes, we enable customers to have visibility across the network and to access an integrated suite of management tools that provides insight into network status and repair activities. Our online reporting applications and processes enable increased service quality as they allow for immediate analysis of network faults and as a result, minimize repair times and outage minutes per T-1 equivalent.

  Equipment

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

Our Spectrum

        Our spectrum portfolio includes 641 licenses for channels in the 38.6-40.0 GHz (39 GHz) spectrum and 104 licenses for 24 GHz spectrum and extends over substantially all of the continental U.S., with a population of approximately 300 million We have one of the largest and most comprehensive FCC-granted millimeter wave spectrum license portfolios in the U.S. including, on average, over 740 MHz in the top 20 metropolitan areas. In the aggregate, our licenses represent approximately 1.55 billion channel pops.

        The following table summarizes our license holdings and total channel pops in the 50 largest U.S. markets.

License Holdings and Channel Pops in All Markets

Basic Economic Area	24 GHz Wide-Area Licensed Channels (1)	39 GHz Wide-Area Licensed Channels (2)	Total Channel Pops (3)
New York, NY	5	4	115.9
Los Angeles, CA	5	4	115.8
Chicago, IL	5	3	71.1
Washington, DC/Baltimore, MD	5	3	62.1
San Francisco, CA	5	4	55.1
Detroit, MI	5	5	54.5
Philadelphia, PA	4	4	49.5
Dallas, TX	5	3	48.5
Houston, TX	5	3	43.1
Atlanta, GA	5	3	38.8
Boston, MA	5	3	35.4
Miami, FL	5	3	29.2
Seattle, WA	5	3	26.6
Minneapolis, MN	5	2	25.8
Phoenix, AZ	5	2	25.3
Cleveland, OH	5	4	25.1
Pittsburgh, PA	4	5	24.5
St. Louis, MO	5	3	23.2
San Diego, CA	4	2	22.9
Tampa, FL	5	2	18.9
Portland, OR	4	4	18.6
Indianapolis, IN	4	4	17.9
Denver, CO	2	3	17.4
San Antonio, TX	4	4	16.4
Kansas City, MO	4	4	15.9
Orlando, FL	1	4	14.6
Puerto Rico	0	1	14.4
Sacramento, CA	4	2	13.0
Milwaukee, WI	4	3	12.8
Columbus, OH	2	4	12.1
Cincinnati, OH	3	3	11.9
Salt Lake City, UT	1	3	11.5
Raleigh, NC	1	6	11.5
Nashville, TN	1	4	10.7
New Orleans, LA	1	5	9.9
Oklahoma City, OK	1	5	9.5
Greenville, SC	1	3	9.1
Charlotte, NC	1	4	9.0
Rochester, NY	1	5	8.5
Albany, NY	1	5	8.4
Syracuse, NY	1	4	8.3
Jacksonville, FL	1	4	8.1
Austin, TX	1	5	7.8

Basic Economic Area	24 GHz Wide-Area Licensed Channels (1)	39 GHz Wide-Area Licensed Channels (2)	Total Channel Pops (3)
Las Vegas, NV	1	2	7.5
Grand Rapids, MI	0	4	7.5
Memphis, TN	1	3	6.8
Louisville, KY	1	4	6.7
Norfolk, VA	2	3	6.7
Buffalo, NY	1	4	6.6
Birmingham, AL	1	4	5.7

Total Top 50 Markets	148	178	1,236.1

Grand Total All Markets and Legacy Licenses	179	634.6	1,549.6

(1)
24 GHz SMSA licenses represent those licenses granted by the FCC that encompass Statistical Metropolitan Service Areas. FiberTower holds 102 such SMSAs. BEAs represent Basic Economic Areas. FiberTower holds one BEA license in the 24 GHz band. For both SMSAs and BEAs in the 24 GHz band, each channel represents 80 MHz.

(2)
39 GHz BEA licenses represent only those licenses granted by the FCC that encompass Basic Economic Areas. FiberTower holds 352 such BEAs. 39 GHz Rectangular Service Area (RSA) or "legacy" licenses were granted prior to the FCC awarding BEAs at auction. The RSAs were grandfathered into Basic Economic Areas and have different regulatory characteristics. FiberTower holds 290 RSAs. Two RSA's hold 2 channels. Five RSAs hold a half channel. For both 39 GHz BEAs and 39 GHz RSAs, each channel represents 100 MHz.

(3)
Total channel pops shown in millions of pops per Basic Economic Area (based on 2000 census data).

Competition

        We compete with a range of diversified telecommunications services providers. Our competition includes:

        Incumbent and Competitive Local Exchange Carriers.    The mobile wireless backhaul services market is currently dominated by Incumbent Local Exchange Carriers, or ILECs, including AT&T, Verizon, Embarq, and Qwest which provide backhaul services primarily over copper lines but increasingly over fiber. These carriers own significant network assets and often have affiliated relationships with their mobile wireless carrier customers, such as AT&T's relationship with AT&T Mobility and Verizon's relationship with Verizon Wireless

        Wireless Carriers.    The wireless carriers have constructed their own wireless and wireline backhaul networks in certain geographic regions and have the ability to build more of these networks.

        Cable Multiple System Operators.    Cable multiple system operators, or MSOs, including Cox, Time Warner Cable, Bright House and Comcast, among others, are moving to offer broadband access over their networks and offer or are considering offering backhaul services.

        Fiber Service Providers.    Fiber services providers, including Level 3, Time Warner Telecom, Zayo Broadband, DukeNet and FPL FiberNet are moving aggressively to provide direct fiber optic links to cell towers.

        Emerging Competition.    Satellite providers that use spectrum suitable for high-bandwidth transport services could emerge as competitors. Some 4G equipment manufacturers are also promoting using

"in-band" equipment (i.e., equipment that uses the mobile carrier's own spectrum) to provide backhaul. In addition to us, a number of companies, some of which have significant spectrum assets, have launched, or are considering launching fixed wireless backhaul networks including NextLink (a subsidiary of XO Holdings), Tower Cloud, Telecom Transport Management Inc., and IDT Spectrum (a subsidiary of IDT Corporation).

        Our primary competition are the ILECs who provide over 90% of the backhaul services purchased today. FiberTower competes with the ILECs and others by providing service at a discount to the market price typically charged by the ILEC. In addition, we offer a provisioning schedule which is generally much quicker than our competitors that meets minimum service reliability requirements of our customers and oftentimes improves upon services currently provided by our competition.

        Many competitors are well-established and have larger and better developed networks and systems, longer standing relationships with customers and suppliers, greater name recognition and greater financial, technical and marketing resources than we have. These competitors can often subsidize competing services with revenues from other sources, such as customer services, content or advertising, and thus may offer their services at lower prices. These or other competitors may also reduce the prices of their services significantly or may offer backhaul connectivity with other services, which could make their services more attractive to customers. Given the intense competition, we may be unable to compete effectively with these and other technologies and service providers and, consequently, we may be unable to attract customers and grow and maintain our sales, or we may experience difficulty in developing long-term opportunities.

Employees

        As of December 31, 2008, we had 152 employees, of whom 8 were in Sales and Marketing; 108 were in Engineering, Market/Field Operations, and Network Operations which rollup to Cost of Service Revenues; and 36 were in General and Administrative. On May 8, 2008, management announced staffing reductions throughout the company as part of its cost reduction efforts. See Note 5, Restructuring Charges, in the Notes to Consolidated Financial Statements for further information.

        None of our employees are represented by a collective bargaining agreement. We believe our relations with our employees are satisfactory and that our continued success will depend, in part, on our ability to attract and retain highly qualified and motivated employees and on maintaining positive working relations with current employees

REGULATORY ENVIRONMENT

Government Regulation

        Our wireless broadband services are subject to regulation by the FCC and to a lesser extent, the Commerce Department, General Services Administration and the State Department. We may also be subject to telecommunications regulation by state and local governmental agencies. At the federal level, the FCC has jurisdiction over the use of the electromagnetic spectrum (i.e., wireless transmissions) and has exclusive jurisdiction over all interstate telecommunications services (those that originate in one state and terminate in another state). State regulatory commissions have jurisdiction over intrastate communications (those that originate and terminate in the same state). Municipalities may regulate limited aspects of our business by, for example, imposing zoning requirements and requiring installation permits. The regulations are continually evolving. On a broader level, this includes changes resulting from presidential or congressional election cycles. On a more specific level, these changes occur through rulemaking and other administrative and judicial proceedings. It is possible that regulatory or legislative changes could have an adverse effect on our business.

        2008 Federal Elections.    The November 2008 presidential and congressional elections brought, and will continue to bring, regulatory and legislative change. This includes potentially different FCC oversight priorities, along with a new FCC Acting Chairman. Two FCC Commissioners have left since November 2008. It appears likely that new FCC Commissioners and a new permanent FCC Chairman will be nominated and seated in 2009.

Federal Regulation and Programs

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

        Point-to-point licensing.    In addition to our 24 GHz and 39 GHz wide-area licenses, we also provide transmission links utilizing point-to-point licensed spectrum granted by the FCC in other bands, including 6 GHz, 10 GHz, 11 GHz, 18 GHz and 23 GHz bands. We hold over 3,300 point-to-point licenses. A point-to-point licensee may only operate from the exact geographic coordinates identified on the license. Any changes that require operation at another coordinate require either a license modification or a new license. The FCC generally processes such applications for point-to-point microwave license on a routine basis.

        License Renewal.    Our spectrum licenses in the 24 GHz and 39 GHz bands are granted for ten-year terms with renewal dates ranging from 2009 to 2017. On October 1, 2008, renewal applications for our licenses that had been scheduled to expire in 2007 received either renewals for another ten years or construction extensions until June 1, 2012 from the FCC. In order for our 24 GHz and 39 GHz licenses to qualify for renewal in the future, we must file renewal applications for each license prior to expiration and demonstrate that we have provided "substantial service" by the end of the term of each license (which is February 1, 2011 for 102 of the 103 24 GHz licenses) or by an FCC approved substantial service showing date (which is June 1, 2012 for a substantial majority of the 39 GHz licenses). The FCC's substantial service renewal standard for both the 24 GHz and 39 GHz licenses is intended to provide licensees with flexibility in demonstrating usage of their licenses. The FCC's "safe harbor" test provides licensees with a degree of certainty as to how to comply with the substantial service requirement. For example, for 39 GHz licensees offering point-to-point service, the FCC has said that the construction of four links per channel per million persons in the license area will meet the substantial service test. For 24 GHz point-to-point/multipoint licensees, the FCC has said that a showing of four links per million persons within a service area or service to an area that has very limited access to either wireless or wireline telecommunications services will meet the substantial service test. While the safe harbors are intended to provide guidance, they are not the only way for licensees to demonstrate substantial service. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering services to underserved consumers, however, there is little precedent in this area at this time. Accordingly, we believe that the level of service that will be considered "substantial" by the FCC at renewal may vary depending upon the type of product offering by the licensee. Further, the FCC may modify its interpretation of substantial service and, in the future, we may encounter more stringent substantial service requirements. License renewal is not guaranteed and the FCC holds significant discretion in making renewal decisions. The loss of some number of our licenses could limit the expansion of our business, cause us to take impairment charges to our FCC licenses intangible asset and harm our operating results.

        We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 GHz and 39 GHz licenses, which require renewal applications or showings mostly in the 2011-2014 time period. We believe that our licenses will be renewed based on our significant network investment and expanding geographic coverage.

        The point-to-point licenses that we possess also have a ten-year term and, as long as the point-to-point link remains operational, may be renewed by paying a minimal license renewal fee.

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

        Auctions.    Since 1994, the FCC has conducted auctions of licenses for spectrum. In July 2004, the FCC auctioned 80 MHz licenses for 24 GHz spectrum in 176 Basic Economic Areas (BEA, or BEAs) covering the entire United States. Licenses in seven BEAs were purchased covering 12.8 million pops, including one by us. As discussed below, the purchasers typically acquired spectrum in areas outside our 24 GHz spectrum holdings.

        Our 24 GHz licenses are for geographic areas known as SMSAs (Standard Metropolitan Statistical Area) and were originally awarded to Teligent, a company from whom we acquired the licenses in 2005, as replacement spectrum due to rebanding in the 18 GHz band. Importantly, new licensees in the 24 GHz band, who may be authorized for service areas larger than the SMSAs, must protect operations conducted under our authorizations in order to not interfere with our business.

        The availability of more spectrum in the 24 GHz or 39 GHz band could increase the number of entities with which we compete. In the future, the FCC could decide to hold another 24 GHz auction. The FCC still controls a substantial amount of 39 GHz spectrum. The FCC could auction this spectrum in the future, increasing the number of entities that hold this spectrum. Additionally, in a pending proceeding, the FCC is considering the allocation and licensing by auction of additional spectrum in the 37-38.6 GHz range. In the future, the FCC could make available additional spectrum between 10 and 40 GHz. For example, in May 2008, the Utilities Telecommunications Council (UTC), along with Winchestor Cator, L.L.C., petitioned the FCC for secondary access nationwide to the 14.0-14.5 GHz band to, among other applications, provide fixed broadband wireless access to utilities for critical infrastructure communications and management. When not utilized by utilities, Winchestor Cator proposes to manage and achieve access to the spectrum. The satellite industry and others filed in opposition to this proposal. FiberTower filed comments asking the FCC to determine a modern definition for those who provide broadband for critical infrastructure applications, arguing that the definition pre-dates September 11, 2001, and is therefore stale. On January 29, 2009, UTC made additional filings on this matter with the FCC and other federal agencies. It is not clear at this point if, when or how the FCC may rule in this 14 GHz proceeding.

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

        Policies and Service Rules for the Broadcasting-Satellite Service.    In June 2006, the FCC released a further Notice of Proposed Rulemaking specifically seeking to promote prompt commencement of the 17/24 GHz Broadcasting Satellite Service, or BSS, which is intended to introduce a new generation of broadband services to residential and business subscribers in the United States. The proposed BSS use includes ground-to-satellite uplinks in spectrum that overlaps with part of the 24 GHz spectrum for which we are licensed. In the proceeding, the FCC seeks comment on (1) whether the existing power limits for satellite earth stations in bands shared co-equally with terrestrial radio communications services are appropriate, and (2) whether the antenna pattern requirements applicable to BSS feeder-link stations should be modified to relieve the coordination burden on either BSS or 24 GHz or both services. We filed comments on October 16, 2006 and reply comments on November 15, 2006 concerning the technical requirements for inter-service operations and sharing in the 24 GHz band designed to assure that interference concerns are minimized or eliminated. On May 4, 2007, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (R&O). In the R&O, the FCC stated that it does not intend to license 24 GHz BSS feeder links to operate in existing 24 GHz FS licensed areas. The FCC also designated an interference standard for BSS feeder link stations that may operate near the borders of 24 GHz license areas. We continue to examine that border interference standard in the context of the architecture of any future BSS feeder link stations that may become licensed and operational. At this time, no such feeder stations are known to be operating, or licensed for specific operation in the 24 GHz band or near our license areas. Prior to and during 2008, satellite companies filed applications to operate 17/24 GHz BSS systems. We are tracking these applications and expect to assess which ones may result in licensed and built systems.

        Unbundled Network Elements (UNEs) and Special Access Transport.    As of March 11, 2006, incumbent local exchange carriers, or ILECs, are no longer required to lease certain parts of their network at favorable costs to their competitors. Instead, Competitive Local Exchange Carriers, or CLECs, and others that had been using these unbundled network elements from the ILECs must obtain them from other sources or negotiate new supply arrangements with ILECs. This ruling affected mass market local switching and, in many circumstances, DS-1 (1.5 megabits per second) and DS-3 (45 megabits per second) local access and transport. Nonetheless, in the FCC's approval of the AT&T/BellSouth merger, the FCC conditioned their approval upon the merged company continuing to provide certain unbundled network elements at current rates for a period of time to our competitors. It also required certain ILECs to offer similar prices in their territories to competitors in order to obtain those rates from AT&T. We expect that there may be some instances when competitive carriers will seek alternative (non-ILEC) services, and we hope to serve those carriers with broadband, fixed wireless transport solutions. At this time, the FCC continues to investigate whether UNEs and special access transport are being priced reasonably to carriers who do not possess facilities in the markets in which they need such UNEs or transport.

        Private Carriage.    Although there has been a narrowing of the differences in regulatory requirements applicable to common carriers and private transmission companies in recent years, the FCC regulations applicable to common carriers remains more extensive. Generally, the Communications Act regards firms that offer transmission services directly to the public for a fee as common carriers. We currently offer our fixed wireless services to particular customers with specific needs on an individual contract basis. We do not hold ourselves out to the public for the provision of our services. As such, we believe we operate as a private carrier and are not subject to the FCC's common carrier regulations. Nonetheless, the FCC could determine that we are operating as a common carrier, and as a result, determine that we are subject to its common carrier rules and regulations which would likely increase our costs of providing service and could have an adverse impact on our business operations, revenues, and profitability.

        Building Access and RF Exposure Proceedings.    On October 22, 2007, notice was published in the Federal Register that the FCC is collecting additional information for its record in multiple building access and radio- frequency exposure proceedings, most originally adopted in October 2000. Those proceedings, designed to foster competition in local communications markets by implementing measures to ensure that competing telecommunications providers, including fixed wireless providers, are able to provide services to customers in multiple tenant environments (MTEs). Specifically, the rules: (1) prohibited carriers from entering into contracts that restrict or effectively restrict a property owner's ability to permit entry by competing carriers; (2) established procedures to facilitate moving the demarcation point to the minimum point of entry (MPOE) at the building owner's request, and requires incumbent local exchange carriers (ILECs) to timely disclose the location of existing demarcation points where they are not located at the MPOE; (3) determined that utilities, including ILECs, must afford telecommunications carriers and cable service providers reasonable and non-discriminatory access to their conduits and rights-of-way located in customer buildings and campuses; and (4) extended to fixed wireless antennas the existing prohibition of restrictions that impair the installation, maintenance or use of certain video antennas on property within the exclusive use or control of the antenna user, where the user has a direct or indirect ownership or leasehold interest in the property. The potential impact on FiberTower of these rulemakings is uncertain.

        The FCC also stated that this information collection will also help ensure that customer-end antennas used for telecommunications service comply with the FCC's limits on radio frequency exposure and it will provide the Commission with information on the state of the market. At this time, the FCC has yet to make a ruling or suggest changes to existing rules related to these matters.

        Pole Attachments.    On February 6, 2008, an FCC Notice of Proposed Rulemaking was published in the Federal Register. The FCC sought comment on whether to amend its rules governing pole attachments, which are designed to ensure the attachment of facilities of telecommunications carriers and cable television systems to utility poles, ducts, conduits, or rights-of-way (collectively, "pole attachments") at just and reasonable rates, terms and conditions. The FCC noted that the current pole attachment rules may be inadequate in scope or no longer in accord with developing technology and business models. The FCC has found no clear indication that the rules could not accommodate wireless attachers' use of poles. The FCC sought comment on whether, when they are "telecommunications carriers," wireless providers are entitled to the telecommunications rate as a matter of law, or whether the Commission should adopt a rate specifically for wireless pole attachments. The Commission asked whether, if a wireless facility uses more than the presumptive one foot of space, the per-foot rate could simply be doubled, trebled, or otherwise multiplied as required. Comments were filed March 7, 2008 and Reply Comments were filed on April 7, 2008. FCC activity in this area over the previous quarters was limited to advocacy from various parties. We expect the FCC to renew work in this proceeding in 2009 as it reconstitutes under its restructured leadership. The potential impact on FiberTower of this proposed rulemaking is uncertain.

        2009 Economic Stimulus Legislation.    On February 17, 2009, President Barak Obama signed into law The American Recovery and Reinvestment Act of 2009 (ARRA). The nearly $800 billion bill included $7.2 billion specifically for broadband infrastructure projects. FiberTower is eligible to bid for these funds however there is no assurance that we will be successful in obtaining any such funds. Two agencies will distribute those funds: i) The Commerce Department, through the National Telecommunications and Information Administration (NTIA) will distribute $4.7 billion in competitive grants using a new vehicle named The Broadband Technology Opportunities Program (BTOP) and ii) The Agriculture Department, through the Rural Utilities Service (RUS) will distribute $2.5 billion in grants, loans, and loan guarantees.

          BTOP.     $3.9 billion must be awarded by September 30, 2010 and made available to un-served or under-served areas anywhere in the country, including rural, suburban or urban areas. Key House-Senate report language states that: i) NTIA must select grant recipients that it judges will best meet the broadband access needs of the area to be served, whether by a wireless provider, a wireline provider, or any provider offering to construct last-mile, middle-mile, or long haul facilities;" and ii) Eligible entities includes "backhaul companies." Preferences are given to applicants that provide broadband access to community anchor institutions, and public safety agencies, and with a design that stimulates further broadband demand and spurs job creation and economic growth. BTOP grant funding is limited to 80% of a project's cost, except where NTIA issues a waiver based on financial need. The NTIA and the states will work together to define the areas and services that qualify for funding, with the NTIA holding the final decision. There is an additional $810 million in set asides which include i) developing and maintaining a national broadband inventory map; ii) grant programs to "encourage sustainable adoption of broadband service and iii) expanding public computer center capacity.

          RUS.     In addition to its regularly budgeted rural service funds, $2.5 billion is designated in ARRA for rural distance learning, telemedicine and broadband grants, loans and loan guarantees. At least 75% of the geographic areas targeted for funding must currently not possess sufficient access to high speed broadband service, and the funds must be targeted to stimulate rural economic development. Priority is given to applicants who are current or former RUS fund recipients and to projects ready for immediate implementation.

          Projects enabled with BTOP funds cannot also access RUS funding for the same project area.

          FCC.     The FCC and many other federal agencies received orders or funding for projects that include broadband elements. The FCC must issue a national broadband plan by February 17, 2010. The FCC may receive funds from, or provide advice to, NTIA for national broadband mapping, national broadband policy development, and other matters.

          Other Agencies.     Other federal agencies received funding for programs that likely require broadband support. For example, such projects include: a $4.5 billion electric grid modernization program (also known as the "smart grid"), a $20 billion program to place patient health care records in electronic format and make them easily transported from hospitals and medical centers through regional exchanges, $4.2 billion for military facilities modernization, restoration and sustainment and $8 billion for a High-Speed Rail Corridor program and intercity passenger rail service.

        Intellectual Property.    On November 14, 2005, we applied to the U.S. Patent and Trademark Office (PTO) for a service mark for a shared infrastructure backhaul service that allows for collocating backhaul for first responder networks, municipal (school, hospital, local government, etc.) networks, commercial mobile networks and other systems. On October 28, 2008, the PTO granted us a registration for MuniFrame®. In the event we file grant applications or act as a provider to grant applicants, we expect to use this mark to further demonstrate that our services meet eligibility criteria for NTIA BTOP grants and other broadband-related programs funded in the ARRA. However, there is no assurance that even if this mark meets such eligibility criteria, that we will be able to avail ourselves of funding for such from the ARRA.

        On December 9, 2008, the PTO granted trademark registration for FiberTower® for use in describing broadband communications services.

State Regulation

        Our services are non-switched wireless transmission links that we offer on a private, rather than on a common carrier basis. However, if one or more states determine that we are providing intrastate, common carrier service, we would be subject to state regulation in those states. Regulations vary in each state, but if we are deemed to be providing intrastate service, we may be required to apply for and maintain Certificates of Public Convenience and Necessity in some or all of the states in which we have operations. We also may be required to fulfill other state requirements, such as file tariffs, reports and contribute to state universal service funds, among other things.

Available Information

        Our Internet address is www.fibertower.com. On the Investor Relations portion of this web site, we make available free of charge our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and any amendments to those reports as soon as reasonably practicable after they are filed with or furnished to the SEC.

ITEM 1A.    RISK FACTORS

While the following are the risks and uncertainties we believe are most important for you to consider, they are not the only risks or uncertainties facing us or that may adversely affect our business. If any of these risks or uncertainties actually occurs, our business, operating results or financial condition may be materially adversely affected. Additional risks and uncertainties not presently known to us or that are not currently believed to be important to you also may adversely affect our company.

We expect to incur negative cash flows and operating losses for at least the next few years.

        We have generated operating and net losses and negative cash flows since our inception, and we expect that we will continue to generate operating and net losses and negative cash flows for the next few years as we continue to invest in capital requirements to build and expand our network. As a result, we may not achieve or sustain profitability in the future. Our ability to achieve profitability will depend, in part, on our ability to:

  •
  attract and retain customers;

  •
  react to changes, including technological changes, in the markets we target;

  •
  deploy our services in additional markets;

  •
  respond to competitive pressures;

  •
  manage costs;

  •
  attract and retain experienced and talented personnel; and

  •
  establish strategic and maintain existing business relationships.

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

        Our business does not currently generate sufficient cash flow from operations to make the interest payments on the $402.5 million of Convertible Senior Secured Notes ("Notes") that were sold on November 9, 2006. As a result, we deposited into an escrow account $68.5 million of the net proceeds from the Notes offering, which together with the proceeds from the investment thereof, was sufficient to make the first four semi-annual interest payments on the Notes in May and November of 2007 and 2008. We have the option to pay interest on the next four interest payment dates in additional Notes and the interest rate applicable to any such interest payments made in additional Notes will be 11%. Thereafter, we will be required to pay interest only in cash. Our Board of Directors has approved the payment of the May 2009 interest payment in additional Notes.

        Our ability to pay our expenses and make payments due on the Notes or any other indebtedness depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to pay interest or repay indebtedness, including the Notes, or to fund other liquidity needs. If we do not have sufficient funds, we may be required to sell assets or incur additional debt, or we may need to refinance all or a portion of our indebtedness, including the Notes, at or before maturity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our ability to pay interest and the amounts due under our indebtedness, which could have a material adverse effect on us.

Our substantial level of indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

        As of December 31, 2008, we have total indebtedness of $430.3 million, consisting of the Notes. The indenture governing the Notes will also allow us to enter into a senior secured credit facility and incur certain other additional indebtedness, including pari passu senior secured indebtedness in certain circumstances.

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

        Any of the above consequences could have a material adverse effect on our business, financial condition, results of operations and our ability to satisfy our obligations under the Notes.

        In the first quarter of 2009, we repurchased approximately $52.3 million par value of our Notes in the open market. We may from time to time repurchase or retire amounts of our outstanding Notes as was done during the first quarter of 2009. Because we will evaluate such transactions, if any, in light of the then-existing market conditions, we may be unable to repurchase additional Notes and decrease our indebtedness in the future. See Note 18, Subsequent Event, in the Notes to Consolidated Financial Statements for additional information.

We may require significant funds in the future, which may not be available to us to operate and expand our business.

        As of December 31, 2008, we had unrestricted cash and cash equivalents of $154.4 million. However, our business is capital intensive, and we may require additional funds to fund capital expenditures and pay operating expenses in the future. We may be unable to secure additional financing when needed, on acceptable terms, or at all, for these purposes. Any such financing could be subject to onerous terms and could be very dilutive to our stockholders. If we are unable to secure capital when needed, our business plans could be adversely affected and our results of operations could suffer.

If we are unable to satisfy Nasdaq Global Market ("Nasdaq") listing requirements, our common stock could be delisted from Nasdaq.

        Companies listed on Nasdaq are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of a security remains below the $1.00 minimum closing bid price requirement for 30 consecutive business days, companies have a period of 180 calendar days to demonstrate compliance by maintaining a closing bid price of $1.00 or more for 10 consecutive business days. On October 16, 2008, we received notification from Nasdaq that it had suspended the enforcement of the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares through January 16, 2009. On December 19, 2008, Nasdaq announced that it has extended the suspension of this rule through April 17, 2009, with the rule scheduled to be reinstated on April 20, 2009.

        Since October 15, 2008, our closing price on Nasdaq has been less than $1.00 per share. If the closing bid price of our common stock remains below $1.00 per share for a period of 30 consecutive business days beginning after April 20, 2009, or we are unable to continue to meet any of Nasdaq's listing maintenance standards for any other reason, our common stock could be delisted from the Nasdaq Global Market. In the event of delisting, trading, if any, could be conducted in the over-the-counter market in the so-called "pink sheets" or on the OTC Bulletin Board. In addition, our securities could become subject to the SEC's "penny stock rules." These rules would impose additional requirements on broker-dealers who effect trades in our securities. Consequently, the delisting of our common stock and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect an investor's ability to resell our securities. If any of these events take place, an investor may not be able to sell as many securities as desired, an investor may experience delays in the execution of transactions and our securities may trade at a lower market price than they otherwise would. In addition, if our common stock is delisted from Nasdaq and we are unable to relist our common stock on Nasdaq or another national securities exchange within ninety days, the holders of our convertible notes may require us to repurchase all or part of their notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest up to, but excluding, the repurchase date. We may not have sufficient funds at such time to repurchase any or all of the Notes. A delisting from the Nasdaq and future declines in our stock price as a result of any delisting could also greatly impair our ability to raise additional necessary capital through equity or debt financing.

We may be unable to successfully execute any of our currently identified business opportunities or future business opportunities that we determine to pursue.

        In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by one or more of the following factors:

  •
  whether our equipment, our equipment suppliers or our service providers perform as we expect;

  •
  our ability to achieve market acceptance of our services;

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

  •
  our ability to respond to regulatory or policy changes in our industry;

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

        Prior to 2005, Old FiberTower constructed networks where each site had committed customer orders prior to any network design or deployment activities. Beginning in late 2005, in order to shorten the time a customer was required to wait between commitment and initial service delivery, Old FiberTower implemented a strategy to deploy networks where not all sites had committed customer orders at the start of deployment. Accordingly, we have an inventory of sites where T-1s are available for sale following completion of a deployment project, including some sites where no T-1s have yet been sold. As of December 31, 2008, we had 3,120 deployed sites, with 2,763 sites then being used to deliver services to customers and generating revenues. We incur significant costs in constructing and developing a site, and if we are unable to generate sufficient revenues from the site in the future, our business and financial condition would be adversely affected.

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

Two customers accounted for 73% of our revenues in 2008.

        AT&T Mobility accounted for 70%, 57% and 40% of our revenues in 2006, 2007 and 2008, respectively . Together with Sprint Nextel which accounted for 33% of our revenues in 2008, AT&T Mobility and Sprint Nextel accounted for 73% of our revenues in 2008. In December 2008, Clearwire Corporation completed a transaction with Sprint Nextel and an investor group to launch a new WiMAX-based wireless services provider. As a result of this transaction, a portion of the circuits previously billed to Sprint Nextel have been transferred to Clearwire. If this transaction had occurred on January 1, 2008, approximately 14% of our 2008 revenues would have been attributed to Clearwire and approximately 19% would have been attributed to Sprint Nextel. If we were to lose AT&T Mobility, Sprint Nextel or Clearwire as a customer, or if AT&T Mobility, Sprint Nextel or Clearwire reduced their usage of our services or became financially unable to pay our fees, our business, financial condition and operating results would be harmed. In addition, if AT&T Mobility, Sprint Nextel or Clearwire were to encounter financial difficulties, our business could be adversely affected.

The success of our business strategy relies on the continued growth of the mobile wireless services industry and high-bandwidth broadband mobile applications in the U.S.

        The demand for backhaul services, including those we offer, depends on the continued growth of the mobile wireless services industry. The provision of mobile wireless services represents an evolving sector of the telecommunications industry, and is subject to a number of risks, including:

  •
  the continued development and use of high-bandwidth mobile applications;

  •
  historical perceptions regarding the burdens and unreliability of previous mobile wireless technologies;

  •
  high rates of consumer adoption of mobile applications;

  •
  increased levels of usage by subscribers;

  •
  increased or burdensome government presence through policy and regulatory changes;

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

We operate in a highly competitive environment and may not be able to compete successfully, which could materially and adversely affect our ability to attract customers and maintain and increase our sales.

        Our competitors include or could include:

  •
  incumbent and competitive local exchange carriers who offer T-1, DS-3 and higher bandwidth services or Ethernet-based backhaul services;

  •
  mobile wireless carriers building propriety backhaul networks;

  •
  cable multiple system operators offering either T-1, DS-3 and higher bandwidth circuits or Ethernet-based backhaul services;

  •
  fiber services providers with metro area network and distribution facilities;

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

        Slowdowns in the U.S. economy or in the telecommunications industry may impact consumer demand for wireless services, thereby reducing demand for our backhaul services, or negatively impact the debt and equity markets, thereby reducing demand for our services by causing wireless carriers to delay or abandon implementation of new systems and technologies, including 3G and other wireless broadband services. Further, the threat of terrorist attacks and the political and economic uncertainties resulting there from and other unforeseen events may impose additional risks upon and adversely affect the wireless telecommunications industry and our business.

Competitors or customers may acquire radio spectrum for the purpose of offering similar fixed wireless services, which could impact our growth and negatively affect our operating results.

        The FCC and the U.S. Commerce Department each control a substantial amount of radio spectrum that may be procured through auction, application, or other licensing mechanisms and used for provision of fixed wireless services. Fixed wireless radio spectrum could be acquired by companies through sale or lease for the purpose of competing with us. Additionally, companies that we might serve with our wireless operations may elect to acquire spectrum or use spectrum they already control and develop their own fixed wireless networks. Moreover, certain unlicensed technologies may be used to provide services that could be used to compete with our services. All of these could adversely affect our business.

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

        In addition, we depend on certain single source suppliers that supply components used in our network to deliver our services. If we need alternative sources for key component parts for any reason, these component parts may not be immediately available to us. If alternative suppliers are not immediately available, we will have to identify and qualify alternative suppliers, and production or delivery of these components may be delayed. We may not be able to find an adequate alternative supplier in a reasonable time period, or on commercially acceptable terms, if at all.

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

        We also depend on the continuing operation of our information technology and communications systems. Any damage to or failure of these systems could result in interruptions in service. Interruptions in service could reduce revenues and harm operating results, and our brand could be damaged if people believe the network is unreliable. These systems are also vulnerable to damage or interruption from earthquakes, terrorist attacks, riots, acts of war, floods, tornadoes, hurricanes, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some systems are not fully redundant, and disaster recovery planning may not be adequate. The occurrence of a natural disaster or unanticipated problems at any network center could result in lengthy interruptions in service and adversely affect operating results.

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

The industry in which we operate is continually evolving. Our services may become obsolete, and we may not be able to develop competitive products or services on a timely basis or at all.

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

  •
  customers self-provisioning their own backhaul services;

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

        We lease communications facilities from the owners of towers, rooftops, water towers, utility poles and other structures. We typically seek five year initial terms for our leases with three, five year renewal options. The renewal options are generally at our option with a window of 90 to 180 days before the expiration of each term in which to terminate the agreement. If these leases are terminated or if the owners of these structures are unwilling to continue to enter into leases or licenses with us in the future, we would have to seek alternative arrangements with other providers. If we are unable to continue to obtain or renew leases on satisfactory terms, our business would be harmed.

        In some cases, some of our communications facilities or some of our equipment may not have been installed with valid lease agreements and/or proper permits in place. There can be no assurance that our efforts will be successful to remediate these lease agreements and/or permits. In such a case, if a facilities owner were to challenge our ability to operate on that site, the resolution of the matter may require the termination of service to the customer, or an increase in operating costs associated with the locations, which could adversely affect operating results.

We do business with an affiliated third party and may not have obtained the most advantageous terms possible.

        We lease communications facilities from one of our significant stockholders, Crown Castle, which owned approximately 18% of our outstanding common stock as of December 31, 2008. We may not have obtained the same lease terms with this stockholder as we might have obtained from unaffiliated providers.

        We had a limited exclusivity agreement with Crown Castle under which they had agreed not to compete directly with us as a provider of backhaul services and not to invest in other entities in 20 designated markets. This agreement terminated in January 2009 which could adversely affect our business.

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

        We sell our services pursuant to service agreements that are generally for three or five years. Customers have no obligation to renew after the expiration of their initial subscription period and no assurance can be given that customers will renew at the same or higher levels of service, if at all. Moreover, under some circumstances, some of these customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We have limited historical data with respect to rates of customer renewals, and we cannot accurately predict future customer renewal rates. Renewal rates may decline or fluctuate as a result of a number of factors, including our customers' satisfaction or dissatisfaction with the services, the prices of the services, the prices of the services offered by competitors or mergers and acquisitions affecting our customer base. If customers do not renew their subscriptions for our services or if they renew on less favorable terms, revenues may decline and our business will suffer.

We have experienced growth in recent periods. If we fail to manage future growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

        We have substantially expanded our overall business, customer base, headcount and operations in recent periods. We increased our total number of full-time employees from 29 on December 31, 2003 to 152 on December 31, 2008. However, during the second quarter of 2008, management announced staffing reductions of 59 employees throughout the Company as part of our cost reduction efforts. During the period from December 31, 2003 to December 31, 2008, we made substantial investments in network infrastructure, growing from 121 sites deployed and billing to 3,120 sites deployed and 2,763 deployed and billing sites as of December 31, 2008. We will need to continue to expand our business, including the number of billing sites. We anticipate that this expansion will require substantial management effort and significant additional investment in infrastructure. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting procedures, as Old FiberTower was not previously a public company. Our historic expansion has placed, and our expected future growth will continue to place, a significant strain on managerial, administrative, operational, financial and other resources. If we are unable to manage growth successfully, our business will be harmed.

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

For U.S. federal income tax purposes, there is a significant risk that we will not be able to deduct the interest on the Notes. We will be limited in our ability to use some or all of First Avenue's and Old FiberTower's net operating losses for U.S. federal income tax purposes, which may increase our tax liability in future years.

        There is a significant risk that the interest on the Notes will not be deductible for U.S federal income tax purposes. In addition, changes in the ownership of First Avenue as a result of the First Avenue/FiberTower merger caused there to be an annual limitation on FiberTowers' use of First Avenue's net operating loss carryforwards that arose prior to the First Avenue/FiberTower merger. Such limitation is imposed in addition to any annual limitations on the use of such net operational losses that resulted from prior ownership changes. Similarly, changes in the ownership of Old FiberTower as a result of the First Avenue/FiberTower merger caused there to be an annual limitation on the use of Old FiberTowers' net operating loss carryforwards that arose prior to the First Avenue/FiberTower merger. Such limitations also are imposed in addition to any annual limitations that arose from prior ownership changes of Old FiberTower. Since we do not currently generate taxable income and therefore cannot currently make use of any of our net operating losses, we have not yet performed the analysis to determine whether such changes of control have occurred, but we believe it is likely that they have. Furthermore, we may experience future ownership changes that may limit our use of net operating losses. Limitations on the use of First Avenue's and Old FiberTower's net operating losses may increase our U.S. federal income tax liability in future years and will cause some of these net operating losses to expire unused. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Income Taxes" and Note 13, Income Taxes, in the Notes to Consolidated Financial Statements for additional information.

We are subject to comprehensive and continually evolving regulation that could increase our costs and adversely affect our ability to successfully implement our business plan.

        We and some of our communications services and installations are regulated by the FCC, state agencies, local zoning authorities, and other governmental entities. Our failure to comply with these requirements may have an adverse effect on our licenses or operations and could result in sanctions, fines or other penalties. These regulators regularly conduct new rulemaking proceedings and also issue interpretations of existing rules. For example, the FCC has a number of proceedings still pending to interpret or implement the Telecommunications Act of 1996, and these regulatory proceedings could impose additional obligations on us, give rights to competitors, increase our costs, and otherwise adversely affect our ability to implement our business plan. Congress could also enact new legislation that could restrict the manner in which we conduct our business, impose additional obligations on us, assist our competitors in competing against us or otherwise harm our business.

We may not realize the anticipated benefits from First Avenue's FCC area-wide licenses acquired in the First Avenue/FiberTower merger.

        The anticipated benefits of the First Avenue/FiberTower merger were based on our assumptions and expectations at the time of the merger, not actual experience. While the FCC licenses allow us to access lower cost technologies that allow us to more effectively serve our customer base, there are various risks associated with these licenses. Our inability to realize any of the anticipated benefits of the FCC licenses acquired in the First Avenue/FiberTower merger could cause us to take impairment charges to our FCC licenses and seriously harm our results of operations.

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

  •
  increases in the supply of licensed or leased spectrum that provides similar functionality;

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

        As a result of the impairment evaluation in the fourth quarter of 2008 of the carrying value of our FCC licenses, which was conducted in connection with the preparation of our 2008 consolidated financial statements included in this report, it was determined that the fair value of our FCC licenses was less than its carrying value. Consequently, the carrying value of our FCC licenses was reduced by $54.5 million in the fourth quarter of 2008 to $287.5 million at December 31, 2008. Further impairment evaluations of our FCC licenses could lead to additional material impairment charges. Our stock price could decline as a result of such a charge to earnings. See Note 7, Impairment of FCC Licenses, in the Notes to Consolidated Financial Statements for additional information.

If we do not retain, obtain or maintain rights to use licensed spectrum in one or more markets, we may be unable to operate in these markets, which could harm our business and our ability to execute our business strategy.

        Since we plan to provide services using licensed spectrum, we will be dependent on our ability to retain, acquire and maintain sufficient rights to use licensed spectrum by retaining our own licenses and acquiring additional microwave radio spectrum licenses, or long-term spectrum leases, in each of the markets in which we operate. Obtaining additional licensed spectrum can be a long and difficult process that can be costly and require a disproportionate amount of management resources. We may not be able to acquire, lease or maintain the spectrum necessary to execute our business strategy.

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

        Our spectrum licenses in the 24 GHz and 39 GHz bands are granted for ten-year terms with renewal dates ranging from 2009 to 2017. On October 1, 2008, renewal applications for our licenses that were scheduled to expire in 2007 received either renewals for another ten years or construction extensions until June 1, 2012 from the FCC. In order for our 24 GHz and 39 GHz licenses to qualify for renewal in the future, we must file renewal applications for each license prior to expiration and demonstrate that we have provided "substantial service" by the end of the term of each license (which is February 1, 2011 for 102 of the 103 24 GHz licenses) or by an FCC approved substantial service showing date (which is June 1, 2012 for a substantial majority of the 39 GHz licenses). The FCC's substantial service renewal standard for both the 24 GHz and 39 GHz licenses is intended to provide licensees with flexibility in demonstrating usage of their licenses. The FCC's "safe harbor" test provides licensees with a degree of certainty as to how to comply with the substantial service requirement. For example, for 39 GHz licensees offering point-to-point service, the FCC has said that the construction of four links per channel per million persons in the license area will meet the substantial service test. For 24 GHz point-to-point/multipoint licensees, the FCC has said that a showing of four links per million persons within a service area or service to an area that has very limited access to either wireless or wireline telecommunications services will meet the substantial service test. While the safe harbors are intended to provide guidance, they are not the only way for licensees to demonstrate substantial service. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering services to underserved consumers, however, there is little precedent in this area at this time. Accordingly, we believe that the level of service that will be considered "substantial" by the FCC at renewal may vary depending upon the type of product offering by the licensee. Further, the FCC may modify its perception of substantial service and, in the future, we may encounter more stringent substantial service requirements. License renewal is not guaranteed and the FCC holds significant discretion in making renewal decisions. The loss of some number of our licenses could limit the expansion of our business, cause us to take impairment charges to our FCC licenses intangible asset and harm our operating results.

        We are required, or expected to be required, to demonstrate substantial service by June 1, 2012 for the majority of our 39 GHz licenses, and by 2017 for the others. We are required to demonstrate substantial service for all of our 24 GHz licenses by February 1, 2011, except for one, which requires such a showing in 2014. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 GHz and 39 GHz licenses, which require renewal applications or showings mostly in the 2011-2014 time period. We believe that our licenses will be renewed based on our significant network investment and expanding geographic coverage. However, since we are required to demonstrate substantial service at the time licenses are renewed, the FCC has little precedent in the 24 GHz and 39 GHz bands, and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

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

  •
  the risk that the government or other license holders introduce an oversupply of substantially similar spectrum into the market;

  •
  with respect to spectrum in the U.S., contractual disputes with or the bankruptcy or other reorganization of the license holders, which could adversely affect control over the spectrum subject to such license;

  •
  the risk that competitors, customers or other users may over utilize point-to-point licensed spectrum and thus alter the FCC availability or allocation of such microwave radio spectrum in markets or geographic areas where we require it;

  •
  change in the FCC rules regarding the licensing of microwave radio spectrum; and

  •
  invalidation of any authorization to use all or a significant portion of the spectrum, resulting in, among other things, impairment charges related to assets recorded for such spectrum.

The FCC or state regulatory bodies may determine that we are subject to common carrier regulation, which could increase our costs and result in a decline in our operations, revenues and profitability.

        We currently offer our services as a private carrier and do not consider our services to be telecommunications services subject to common carrier or telecommunications carrier obligations. The FCC has broad powers to require providers of communications facilities and services to operate as common carriers, and there is significant FCC and Federal court case law in regard to this issue. Should the FCC conclude that we are a common carrier, or should we decide to offer common carrier services, we would become subject to a number of additional regulatory obligations. The precise nature of those obligations will vary depending upon the particular services offered, but we could be required by the FCC to offer services according to published rates, terms and conditions deemed to be just, reasonable, and non-discriminatory. We could also be required to make certain additional reports to the FCC, pay additional regulatory fees, and adhere to other requirements imposed on common carriers. Adherence to these obligations could materially affect our costs of providing services and therefore have an adverse impact on our business operations, revenues, and profitability.

        In addition, if one or more states determine that we are providing intrastate, common carrier service, we may be required to obtain regulatory authorizations in those states and/or be subject to fines or sanctions for failure to obtain regulatory authorizations in those states. As a result, we may be required to apply for and maintain Certificates of Public Convenience and Necessity in those states. We also may be required to fulfill other state requirements, such as filing tariffs and reports and contributing to state universal service funds, among other things. Such additional regulation would increase our costs.

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

FCC, Congressional or State action that requires Incumbent Local Exchange Carriers (ILECs) to artificially lower and cap their special access transport pricing could result in pricing pressure on FiberTower.

        The FCC, Congress and the States possess the ability to require ILECs to artificially lower and cap their special access transport pricing. If the ILECs were required to significantly drop their backhaul pricing in our markets, our customers might then find our pricing unattractive.

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

  •
  the timing and success of new product and service introductions by us or competitors;

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

        Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our Annual Reports on Form 10-K, a report by our management on our internal control over financial reporting containing an assessment by management as to the effectiveness of our internal control over financial reporting, as well as an opinion by our Independent Registered Public Accounting Firm on the effectiveness of our internal controls over financial reporting. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs and take up a significant amount of management's time and operational resources. If we are unable to assert in future years that our internal control over financial reporting is effective, that could cause our stock price to decline and could have an adverse effect on our business and operating results.

Future sales of our common stock in the public market or the issuance of securities senior to our common stock could adversely affect the trading price of our common stock and our ability to raise funds in the future.

        Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. No prediction can be made as to the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock or the value of the Notes. The price of our common stock could be affected by possible sales of our common stock by investors who view the Notes as a more attractive means of equity participation in our company and by hedging or arbitrage trading activity that we expect to develop involving our common stock. The hedging or arbitrage could, in turn, affect the trading price of the Notes.

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

        Subject to certain exceptions, the liens securing the Notes cover substantially all of our assets other than our FCC licenses and authorizations, whether now owned or acquired or arising in the future. Applicable law requires that certain property and rights acquired after the grant of a general security interest or lien can only be perfected at the time such property and rights are acquired and identified. There can be no assurance that the trustee or the collateral agent will monitor, or that we will inform the trustee or the collateral agent of, the future acquisition of property and rights that constitute collateral, and that the necessary action will be taken to properly perfect the lien on such after acquired collateral. The collateral agent for the Notes has no obligation to monitor the acquisition of additional property or rights that constitute collateral or the perfection of any security interests therein. Such failure may result in the loss of the lien thereon or of the priority of the lien securing the Notes. Any foreclosure on the collateral that would result in a change of control would require various prior regulatory approvals from the FCC, as well as foreclosures on the assets, which may not be obtained in a timely fashion, if at all.

FiberTower Corporation, the issuer of the Notes, is a holding company, and therefore our ability to make any required payment on the Notes depends upon the ability of our subsidiaries to pay dividends or to advance funds.

        FiberTower Corporation, the issuer of the Notes, has no direct operations and no significant assets other than the stock of our subsidiaries. Because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, including our required obligations under the Notes. However, each of our subsidiaries is a legally distinct entity, and while our subsidiaries guarantee the Notes, such guarantees are subject to risks. The ability of our subsidiaries to pay dividends and make distributions will be subject to, among other things, the terms of any debt instruments of our subsidiaries then in effect and applicable law. If distributions from our subsidiaries to us were eliminated, delayed, reduced or otherwise impaired, our ability to make payments on the Notes would be substantially impaired.

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

        These restrictions could prevent us from taking such actions, which could harm our business and our financial condition.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        There were no unresolved written comments received from the staff of the Securities and Exchange Commission relating to our periodic reports filed under the Securities Exchange Act of 1934, as amended.

ITEM 2.    PROPERTIES

        Our executive offices are located in San Francisco, California, where we lease approximately 24,500 square feet of space. The lease continues through July 31, 2009 and does not include a renewal option. We are currently evaluating our options for our headquarters and administrative leased property following the termination of this lease. We do not own any real property.

        The following outlines significant leased properties and the square footage of these properties:

City/State	Approximate Square Footage
San Francisco, California (Headquarters and administrative)(1)	24,500
Iselin, New Jersey (office space)(2)	8,400
Dallas, Texas (South Regional Field office)	5,400
Sterling, Virginia (North Regional field office)	9,600

    (1)
    Approximately 8,800 square feet of space has been subleased to a third party.

    (2)
    Former sales and administrative office of First Avenue Networks, Inc., a company which merged with FiberTower, which has been subleased to third party.

        FiberTower leases additional field operations office and warehouse space in Atlanta, Georgia; Broadview Heights, Ohio; Centennial, Colorado; Detroit, Michigan; Fort Worth, Texas; Foxboro, Massachusetts; Billerica, Massachusetts; Houston, Texas; Pine Brook, New Jersey; Tampa, Florida; San Antonio, Texas; Washington, District of Columbia; Charlotte, North Carolina; Freedom, Pennsylvania; and Woodbridge, Illinois.

        Our facilities are considered adequate for our current level of operations but may need to be expanded as the Company expands.

        FiberTower also leases nominal space at over 3,200 buildings, towers or other structures for network equipment installations as of December 31, 2008.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq Global Market under the symbol FTWR. Prior to the First Avenue/FiberTower merger on August 29, 2006, First Avenue, was traded on the Nasdaq Global Market under the symbol FRNS.

        The market price range for the common stock for the last two fiscal years as reported on the Nasdaq Global Market is as follows:

	PRICE RANGE
	High	Low
Fiscal year ended December 31, 2008
First Quarter	$2.45	$1.35
Second Quarter	$2.10	$1.27
Third Quarter	$1.65	$0.99
Fourth Quarter	$1.39	$0.14
Fiscal year ended December 31, 2007
First Quarter	$6.07	$4.60
Second Quarter	$5.31	$3.85
Third Quarter	$4.75	$3.41
Fourth Quarter	$4.01	$1.83

        On February 27, 2009, the closing price of our common stock as reported by the Nasdaq Global Market was $0.10 per share. There were 1,016 holders of record of our common stock on February 27, 2009.

        We have not paid any cash dividends in the past and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the expansion of our business and fund ongoing operations for the foreseeable future. Our Convertible Senior Secured Notes issued November 9, 2006 restrict the payment of any dividends.

Stock Performance Graph

        The following graph compares total stockholder return on our common stock since August 29, 2006 (date of the First Avenue/FiberTower merger), with the Nasdaq Composite Index and the Nasdaq Telecommunications Index. The graph assumes that $100 was invested in our stock at the closing price of $7.74 on August 29, 2006, and that the same amount was invested in the Nasdaq Composite Index and the Nasdaq Telecommunications Index. Our closing price on December 31, 2008, the last trading day of our 2008 fiscal year, was $0.16. The following graph is not deemed to be "filed" with the SEC or deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such a filing.

Comparison of Cumulative Total Return on Investment

	Period Ended
	8/29/2006	12/29/2006	12/31/2007	3/31/2008	6/30/2008	9/30/2008	12/31/2008
FiberTower Corporation	100.00	75.97	29.46	22.74	18.09	17.83	2.07
Nasdaq Composite Index	100.00	111.19	122.10	104.92	105.56	96.30	72.60
Nasdaq Telecommunications Index	100.00	118.87	129.77	115.59	117.53	101.57	73.99

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical financial data for the years ended December 31, 2008, 2007 and 2006 are derived from FiberTower's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical financial data for Old FiberTower for the years ended December 31, 2005 and 2004 is derived from Old FiberTower's audited financial statements not included in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data:
Service revenues	$49,227	$27,144	$13,763	$6,224	$2,624

Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	63,369	54,514	36,157	19,183	8,701
Cost of service revenues—Impairment of long-lived assets and other charges	16,439	17,561	589	106	—
Sales and marketing	5,456	7,906	6,479	3,822	2,572
General and administrative	20,237	27,026	18,038	4,444	2,529
Depreciation and amortization	24,897	18,459	9,077	3,096	1,233
Restructuring charges	6,087	—	—	—	—
Impairment of FCC licenses	54,505	—	—	—	—
Impairment of goodwill	86,093	147,893	—	—	—

Total operating expenses	277,083	273,359	70,340	30,651	15,035

Loss from operations	(227,856)	(246,215)	(56,577)	(24,427)	(12,411)
Other income (expense):
Interest income	5,316	18,159	6,326	2,683	485
Interest expense	(47,742)	(44,560)	(7,475)	(158)	(138)
Miscellaneous income (expense), net	264	469	448	(7)	(1)

Other income (expense), net	(42,162)	(25,932)	(701)	2,518	346

Loss before income taxes	(270,018)	(272,147)	(57,278)	(21,909)	(12,065)
Income tax benefit	20,189	—	—	—	—

Net loss	$(249,829)	$(272,147)	$(57,278)	$(21,909)	$(12,065)

Basic and diluted net loss per share	$(1.73)	$(1.90)	$(1.11)	$(4.92)	$(3.66)
Weighted average number of shares used in per share amounts	144,621,804	143,048,767	51,542,046	4,457,456	3,297,796

	As of December 31,
	2008	2007	2006	2005	2004
	(In thousands, except other operating data)
Balance Sheet Data:
Cash and cash equivalents	$154,357	$228,030	$350,174	$112,936	$25,620
Short-term investments	—	—	15,253	—	—
Restricted investments	477	36,979	70,522	3,480	—
Working capital	150,022	244,386	375,425	94,522	19,480
Property and equipment, net	236,585	240,799	171,612	77,199	26,823
FCC licenses	287,495	342,000	342,000	—	—
Goodwill	—	86,093	243,388	—	—
Total assets	701,469	955,555	1,216,478	195,849	57,102
Convertible senior secured notes	430,317	415,778	403,759	—	—
Other long term obligations	14,078	8,021	4,787	1,520	2,079
Convertible preferred stock	—	—	—	220,675	70,847
Stockholders' equity (deficit)	169,870	412,970	673,822	(48,539)	(22,832)
Other Operating and Non-GAAP Financial Data:
Number of sites deployed(1)	3,120	2,813	1,996	743	271
Number of billing customer locations(1)	6,096	3,851	1,804	699	195
Number of billing sites(1)	2,763	2,148	1,329	529	254
Number of billing T-1 equivalents on the network(1)	23,511	14,201	6,869	2,558	1,197
Adjusted EBITDA(2)	$(33,561)	$(53,152)	$(40,509)	$(20,991)	$(11,174)

(1)
As a result of the First Avenue/FiberTower merger, First Avenue's network of 79 deployed sites (all sold and billing) and 497 billing T-1s were added during 2006.

(2)
Adjusted EBITDA is not a substitute for operating income, net income (loss), or cash flow used in operating activities as determined in accordance with Generally Accepted Accounting Principles, or GAAP, as a measure of performance or liquidity. See "Non-GAAP Financial Measures" for our reasons for including adjusted EBITDA in this report, for material limitations with respect to the usefulness of this measurement and for a reconciliation of total adjusted EBITDA to net loss.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the statements in the following discussion are forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. For a variety of reasons, including those described in "Forward-Looking Statements" and "Risk Factors," our actual results may differ materially from these estimates and projections.

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

Company Overview

        We provide backhaul services to wireless carriers and began generating service revenues in 2003 by deploying our first network in Dallas, Texas. Backhaul is the transport of voice, video and data traffic from a wireless carrier's mobile base station, or cell site, to its mobile switching center or other exchange point where the traffic is then switched onto a fixed wireline telecommunications network. We compete with a range of diversified telecommunications services providers, primarily Incumbent Local Exchange Carriers, or ILECs, including AT&T, Verizon, Embarq, and Qwest.

        As of December 31, 2008, we had 152 employees. On May 8, 2008, management announced staffing reductions throughout the Company as part of its cost reduction efforts. See Note 5, Restructuring Charges, in the Notes to Consolidated Financial Statements for further information.

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

        During 2008, we achieved the following significant financial and operational milestones:

  •
  Average monthly revenue per billing site grew 28% to $1,614 in 2008 from $1,259 in 2007;

  •
  Billing customer locations grew 58% to 6,096 at December 31, 2008 from 3,851 at December 31, 2007;

  •
  Billing sites grew 29% to 2,763 at December 31, 2008 from 2,148 at December 31, 2007;

  •
  Adjusted EBITDA improved to a loss of $33.6 million in 2008 from $53.2 million in 2007.

        As of December 31, 2008, we had deployed 3,120 sites, of which 2,763 had billing customers. A deployed site may not yet be billing for various reasons including:

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

  •
  Other elements of the network between the site and the drop-off location are not yet constructed, so service cannot yet be delivered; or

  •
  During certain periods in certain markets, we may complete construction of sites at a faster rate than the services associated with those sites can be provided to the customer, resulting in a temporary increase in the number of sites not yet billing.

        Our business plan depends on our expectation that most, if not all, sites will generate revenue at some future date sufficient to fully recover our investment in property and equipment. If we are unable to generate sufficient revenues from these sites in the future, our business, financial condition and results of operations would be adversely affected. We have recognized relatively limited amounts of revenues to date, have generated operating and net losses and negative cash flows and expect to generate operating and net losses and negative cash flows for the foreseeable future. (See "Liquidity and Capital Resources" below).

Service Revenues

        We generate revenue by charging a monthly recurring charge based on the amount of bandwidth traffic carried across our network. Increasing revenues on a per-billing site basis is one of our most important objectives. Revenue per billing site, shown in the Performance Measures table below, is a key operating metric reflecting our ability to scale and leverage our existing network. The duration of our customer contracts are generally for three or five years.

        Traffic grows as we construct new sites for customers, sell to new customers at existing sites, or sell incremental bandwidth to existing customers. The average monthly revenue generated per billing site increased from $1,259 in 2007 to $1,614 in 2008. We intend to continue to focus on site-level margins and project return on investment calculations and maintain our focus on cost reductions.

        For the years ended December 31, 2008, 2007 and 2006, the following customers accounted for a significant portion of our revenues, as follows:

	2008	2007	2006
AT&T Mobility	40%	57%	70%
Sprint Nextel	33%	19%	14%
T-Mobile	15%	13%	7%

        In December 2008, Clearwire Corporation completed a transaction with Sprint Nextel and an investor group to launch a new WiMAX-based wireless services provider. As a result of this transaction, a portion of the circuits previously billed to Sprint Nextel have been transferred to Clearwire. If this transaction had occurred on January 1, 2008, approximately 14% of our 2008 revenues would have been attributed to Clearwire and approximately 19% would have been attributed to Sprint Nextel.

        Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at December 31, 2008 and 2007:

	2008	2007
AT&T Mobility	27%	45%
Sprint Nextel	52%	23%
T-Mobile	12%	21%

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

  •
  Other.  This includes costs for site evaluation and design, site maintenance, power, program and project management, costs related to unsuccessful site acquisitions that are incurred during deployment and personnel costs to monitor the network.

        We expect cost of service revenues to increase in future periods as we execute our business plan to grow our network operations.

        Construction of our network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. We regularly assess the realizability of costs accumulated in construction-in-progress as we execute our network build plans. In 2008, we recorded an impairment charge of $16.3 million related to this process which is included in cost of services revenues for the year ended December 31, 2008.

        In 2007, we conducted a re-design and implementation of enhanced internal controls associated with property and equipment that we completed in the fourth quarter of 2007. As a result of this effort and our normal realizability assessment process, we recorded an impairment charge of $12.4 million in 2007 to reduce network equipment and construction-in-progress to net realizable value. During the third quarter of 2007, we suspended development activities in the Carolina's market and recorded impairment and other charges of $4.6 million. See Note 6, Impairment of Long-Lived Assets and Other Charges, in the Notes to Consolidated Financial Statements for additional information on both charges included in cost of service revenues for the year ended December 31, 2007.

        Sales and marketing expenses are comprised primarily of compensation and related benefits, including stock-based compensation and travel expenses.

        General and administrative expenses primarily consist of compensation and related benefits including stock-based compensation, recruiting fees, travel expenses, professional fees and insurance. We do not expect general and administrative expenses to grow during 2009.

        Depreciation and amortization expenses primarily consist of depreciation related to the deployment of network sites and the amortization of certain intangible assets. We expect depreciation expense to increase in future periods as a result of deploying and commencing depreciation on additional sites.

        During 2008, we recorded a restructuring charge of $6.1 million as a result of management's decision to restructure our operations to reflect changes in our strategic plan designed to reduce costs. The resultant restructuring charge reflects i) management's decision to cease market development activities in the Carolina's market resulting in an exit plan for our site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with our current network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey. See Note 5, Restructuring Charges, in the Notes to Consolidated Financial Statements for additional information.

        As a result of the impairment evaluation in the fourth quarter of 2008 of the carrying value of our FCC licenses, it was determined that the fair value of our FCC licenses was less than its carrying value. Consequently, the carrying value of our FCC licenses was reduced by $54.5 million in the fourth quarter of 2008 to $287.5 million at December 31, 2008. Further impairment evaluations of our FCC licenses could lead to additional material impairment charges. See Note 7, Impairment of FCC Licenses and Note 13, Income Taxes, in the Notes to Consolidated Financial Statements for additional information.

        As a result of a further decline in our market equity value during the quarter ended March 31, 2008, we believed an indicator of further impairment of goodwill existed and, accordingly, performed an interim review of the value of our goodwill. In the quarter ended March 31, 2008, we concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the fair value of goodwill to zero at March 31, 2008. The carrying value of goodwill was reduced by $61.4 million and $86.5 million in impairment charges recorded in the third and fourth quarters of 2007, respectively. See Note 8, Impairment of Goodwill, in the Notes to Consolidated Financial Statements for further information.

        Interest income and interest expense is primarily the result of interest earned on investment of cash proceeds and interest cost incurred as a result of the $402.5 million of gross proceeds from the Notes. See Note 9, Convertible Senior Secured Notes, in the Notes to Consolidated Financial Statements for further information.

Challenges Facing Our Business

        In addition to the risks described in the section entitled "Risk Factors," in Item 1A of this report, there are various challenges facing our business. These include acquiring new customers on new and existing sites, deploying new sites in a predictable manner, scaling our business and managing growth, the concentrated nature of our customers, the emerging nature of our market, the weakened state of the U.S. economy and the decline in our stock price.

        Acquiring customers on new and existing sites in a timely fashion is critical to the generation of an appropriate return on the capital that we invest, particularly since we incur significant costs in preparing sites to become operational. In many cases, these costs are incurred well in advance of having committed revenue from a customer. Our business, financial condition and results of operations will be negatively affected if we do not obtain sufficient revenues from constructed sites.

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

        We have built flexibility into our spending, reducing capital expenditures, general and administrative and sales and marketing expenses. However, our ability to pay our expenses and make full payments due on our Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. The overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Notes as scheduled. In addition, the sharp decline in our stock price may create a negative perception with current and prospective customers which could adversely affect our business.

Results of Operations

        Presented below are selected statements of operations data for the years ended December 31, 2008, 2007 and 2006 that have been derived from our audited consolidated financial statements which are presented elsewhere in this report. You should read this information together with the consolidated financial statements and related notes that are included elsewhere in this report. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:
(In thousands)

	Year Ended December 31,
	2008	2007	2006
Service revenues	$49,227	$27,144	$13,763
Cost of service revenues (excluding depreciation and amortization)	(63,369)	(54,514)	(36,157)
Cost of service revenues—impairment of long-lived assets and other charges	(16,439)	(17,561)	(589)
Sales and marketing	(5,456)	(7,906)	(6,479)
General and administrative	(20,237)	(27,026)	(18,038)
Depreciation and amortization	(24,897)	(18,459)	(9,077)
Restructuring charges	(6,087)	—	—
Impairment of FCC licenses	(54,505)	—	—
Impairment of goodwill	(86,093)	(147,893)	—
Interest income	5,316	18,159	6,326
Interest expense	(47,742)	(44,560)	(7,475)
Miscellaneous income, net	264	469	448
Income tax benefit	20,189	—	—

Net loss	$(249,829)	$(272,147)	$(57,278)

        The following table sets forth selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Year Ended December 31,
	2008	2007	2006
Service revenues	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(129)%	(201)%	(263)%
Cost of service revenues—impairment of long-lived assets and other charges	(33)%	(65)%	(4)%
Sales and marketing	(11)%	(29)%	(47)%
General and administrative	(41)%	(100)%	(131)%
Depreciation and amortization	(51)%	(68)%	(66)%
Restructuring charges	(12)%	—	—
Impairment of FCC licenses	(111)%	—	—
Impairment of goodwill	(175)%	(545)%	—
Interest income	11%	67%	46%
Interest expense	(97)%	(164)%	(54)%
Miscellaneous income, net	1%	2%	3%
Income tax benefit	41%	—	—

Net loss	(507)%	(1,003)%	(416)%

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

        The following table shows the calculation of our total adjusted EBITDA reconciled to net loss.

	Year Ended December 31,
	2008	2007	2006
Net loss	$(249,829)	$(272,147)	$(57,278)
Adjustments:
Depreciation and amortization	24,897	18,459	9,077
Stock-based compensation	6,274	9,150	6,402
Impairment of long-lived assets and other charges	16,439	17,561	589
Restructuring charges	6,087	—	—
Impairment of FCC licenses	54,505	—	—
Impairment of goodwill	86,093	147,893	—
Interest income	(5,316)	(18,159)	(6,326)
Interest expense	47,742	44,560	7,475
Miscellaneous (income), net	(264)	(469)	(448)
Income tax benefit	(20,189)	—	—

Adjusted EBITDA	$(33,561)	$(53,152)	$(40,509)

  Year ended December 31, 2008 compared to year ended December 31, 2007

        Service revenues for the year ended December 31, 2008 increased 81% to $49.2 million from $27.1 million for the year ended December 31, 2007. This increase was primarily driven by the addition of 307 new deployed sites and greater penetration in existing markets, leading to a 66% increase in the number of billing T-1 equivalent lines during the previous 12 months. The average monthly revenue generated per billing site increased to $1,614 during the year ended December 31, 2008 from $1,259 for the same period of 2007.

        Cost of service revenues (excluding depreciation and amortization) increased 16% to $63.4 million for the year ended December 31, 2008, compared to $54.5 million for the year ended December 31, 2007. This increase was primarily due to higher site lease expense and fiber service provider charges incurred to support the 615 billing sites that were added to the network during the past year. Partially offsetting this increase were the effects of the workforce reduction in the second quarter of 2008 discussed at Note 5, Restructuring Charges, in the Notes to Consolidated Financial Statements.

        Cost of service revenue for the years ended December 31, 2008 and 2007 also included $16.4 million and $17.6 million, respectively, related to the impairment of long-lived assets and other charges. See Note 6, Impairment of Long-Lived Assets and Other Charges, in the Notes to Consolidated Financial Statements for additional information on the following charges:

  •
  For the years ended December 31, 2008 and 2007, we recorded an impairment charge of $16.3 million and $12.4 million, respectively, related to our assessment of the realizability of certain costs accumulated in construction-in-progress.

  •
  During the third quarter of 2007, we suspended development activities in the Carolina's market where we had not yet generated billing customers. Third party project management fees and construction costs related to these development activities, capitalized as construction-in-progress, had an aggregate net carrying value of $4.4 million at September 30, 2007 and had no alternative use or salvage value. The resultant long-lived asset impairment charge of $4.4 million is included in cost of service revenues for the year ended December 31, 2007. In connection with the suspension of development activities in this market, we paid contract termination costs and one-time termination benefits totaling $0.2 million.

  •
  Cost of service revenues also includes $0.1 million and $0.6 million in the years ended December 31, 2008 and 2007, respectively, of long-lived asset impairment charges related to the decommissioning of sites.

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

        Sales and marketing expenses decreased 31% to $5.5 million for the year ended December 31, 2008, compared to $7.9 million for the year ended December 31, 2007. This decrease reflects the effects of the workforce reduction and a lower commission accrual in 2008 as compared to 2007 due to changes in our 2008 commission plan.

        General and administrative expenses decreased 25% to $20.2 million for the year ended December 31, 2008, from $27.0 million for the year ended December 31, 2007. This decrease, both at the field and corporate level, is primarily due to the effects of the workforce reduction, lower professional and consulting fees relating to public company-related costs and lower facilities-related expenses reflecting the termination or renegotiation of excess office space.

        Depreciation and amortization expense increased 35% to $24.9 million for the year ended December 31, 2008 from $18.5 million for the year ended December 31, 2007. This increase reflects $36.8 million in capital additions during 2008 driven by the addition of 307 new deployed sites during the year.

        During the year ended December 31, 2008, we recorded a restructuring charge of $6.1 million as a result of management's decision to restructure our operations to reflect changes in our strategic plan designed to reduce costs. The resultant restructuring charge reflects i) management's decision to cease market development activities in the Carolina's market resulting in an exit plan for our site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with our current network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey. See Note 5, Restructuring Charges, in the Notes to Consolidated Financial Statements for additional information.

        As a result of the impairment evaluation in the fourth quarter of 2008 of the carrying value of our FCC licenses, it was determined that the fair value of our FCC licenses was less than its carrying value. Consequently, the carrying value of our FCC licenses was reduced by $54.5 million in the fourth quarter of 2008 to $287.5 million at December 31, 2008. Further impairment evaluations of our FCC licenses could lead to additional material impairment charges. See Note 7, Impairment of FCC Licenses, in the Notes to Consolidated Financial Statements for additional information.

        As a result of the impairment evaluation of the fair value of the carrying amount of goodwill in the first quarter of 2008, we recorded a goodwill impairment charge of $86.1 million reducing the fair value of goodwill to zero at March 31, 2008. As a result of such impairment evaluations in the third and fourth quarters of 2007, we recorded goodwill impairment charges totaling $147.9 million during 2007. See Note 8, Impairment of Goodwill, in the Notes to Consolidated Financial Statements for additional information.

        Interest income decreased 71% to $5.3 million for the year ended December 31, 2008 from $18.2 million for the year ended December 31, 2007. The reduction was due to lower cash balances available for investment and lower interest rates.

        Interest expense increased 7% to $47.7 million for the year ended December 31, 2008 from $44.6 million for the year ended December 31, 2007. The increase was primarily due to a reduction in the amount of interest expense capitalized in 2008. In the first quarter of 2009, we repurchased approximately $52.3 million par value of our Notes in the open market. This early retirement of debt will result in a reduction of annualized interest expense of approximately $4.7 million. See Note 18, Subsequent Event, in the Notes to Consolidated Financial Statements for additional information.

        Miscellaneous income for 2007 included $0.6 million for the decrease in the fair value of the embedded derivative associated with the convertible notes.

        In the fourth quarter of 2008, we recorded a $20.2 million income tax benefit. This income tax benefit was the result of reducing the deferred income tax liability associated with the FCC licenses for the tax impact of the $54.5 million impairment charge on the FCC licenses. See Note 7, Impairment of FCC Licenses, and Note 13, Income Taxes, in the Notes to Consolidated Financial Statements for additional information.

  Year ended December 31, 2007 compared to year ended December 31, 2006

        Comparisons of service revenues and operating expenses between the year ended December 31, 2007 and 2006, are affected by the inclusion of the operating results of First Avenue for the full year

2007 and only for the last four months of 2006 following the First Avenue/FiberTower merger which was completed on August 29, 2006.

        Service revenues for the year ended December 31, 2007 increased 97% to $27.1 million from $13.8 million for the year ended December 31, 2006. This increase was primarily driven by the addition of 817 new deployed sites and greater penetration in existing markets, leading to a 107% increase in the number of billing T-1 equivalent lines during the previous 12 months. The average monthly revenue generated per billing site was $1,259 during the year ended December 31, 2007. For 2006, the average monthly revenue per billing site was $1,266 excluding $0.5 million relating to nonrecurring penalties incurred by a customer for the early termination of certain circuits.

        Cost of service revenues (excluding depreciation and amortization) increased 51% to $54.5 million for the year ended December 31, 2007, compared to $36.2 million for the year ended December 31, 2006. This increase was primarily due to higher site lease expense, fiber service provider charges and additional personnel costs incurred to support the billing sites that were added to the network during 2007. Also, for the year ended December 31, 2007, stock-based compensation expense recorded to cost of service revenues was $1.7 million compared to $1.1 million for 2006.

        Cost of service revenues for the year ended December 31, 2007 also included $17.6 million related to the impairment of long-lived assets and other charges. See Note 6, Impairment of Long-Lived Assets and Other Charges, in the Notes to Consolidated Financial Statements for additional information on the following charges:

  •
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

  •
  During the third quarter of 2007, we suspended development activities in the Carolina's market where we had not yet generated billing customers. Third party project management fees and construction costs related to these development activities, capitalized as construction-in-progress, had an aggregate net carrying value of $4.4 million at September 30, 2007 and had no alternative use or salvage value. The resultant long-lived asset impairment charge of $4.4 million is included in cost of service revenues for the year ended December 31, 2007. In connection with the suspension of development activities in this market, we paid contract termination costs and one-time termination benefits totaling $0.2 million.

  •
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

        General and administrative expenses increased 50% to $27.0 million for the year ended December 31, 2007, from $18.0 million for the year ended December 31, 2006. This increase was primarily due to higher professional and consulting fees relating to public company-related costs, stock-based compensation expense of $5.9 million for the year ended December 31, 2007 compared to $4.6 million for 2006 and higher facilities expense relating to the expansion of our corporate office and the addition of regional offices.

        Depreciation and amortization expense increased 103% to $18.5 million for the year ended December 31, 2007 from $9.1 million for the year ended December 31, 2006. This increase reflected

$105.3 million in capital additions during 2007 driven by the addition of 817 new deployed sites during the year.

        As a result of the impairment evaluations of the fair value of the carrying amount of goodwill in the third and fourth quarters of 2007, we recorded goodwill impairment charges totaling $147.9 million during 2007. See Note 8, Impairment of Goodwill, in the Notes to Consolidated Financial Statements for additional information.

        Interest income increased 187% to $18.2 million for the year ended December 31, 2007 from $6.3 million for the year ended December 31, 2006. The increase was due to increased interest income resulting from the investment of cash proceeds from the $402.5 million of gross proceeds from the convertible notes issued in November 2006.

        Interest expense increased to $44.6 million for the year ended December 31, 2007 from $7.5 million for the year ended December 31, 2006. The increase was primarily due to interest cost incurred as a result of the $402.5 million of gross proceeds from the convertible notes.

        Miscellaneous income included $0.6 million for the decrease in the fair value of the embedded derivative associated with the convertible notes.

Performance Measures

        In managing our business and assessing our financial performance, we supplement the information provided by financial statement measures with several customer-focused performance metrics to assess the growth and evaluate the performance of our operations. In addition to traditional financial evaluations, including performance against budget, we also consider non-financial measurements, the most important of which are revenue per billing site, the number of sites deployed, number of sites billing, the number of customer locations billing and total T-1 equivalents billing. The number of sites deployed represents sites from which we could deliver our services in a particular market. Customer locations billing are carrier locations, at which we currently provide revenue-producing services. A deployed site could have multiple customer (carrier) locations. The number of sites billing represents the number of installed sites from which we provide revenue-producing services to customers. A T-1 equivalent is a T-1 or another increment of bandwidth that the Company sells of approximately 1.54 megabits per second. This can be for either TDM or Ethernet-based backhaul.

        Revenue per billing site is a key operating metric reflecting our ability to scale and leverage our existing network. The number of sites constructed is a key factor in determining the amount of additional capital expenditures required to grow the network and the number of field personnel required to support our operations and sales growth. Billing sites, the number of customer locations billing and the number of T-1 equivalents per sites billing are all indicators of the productivity of the network.

        The following table shows annual key operating metric information.

	Year Ended December 31,
	2008	2007	2006
Billing Sites:
Billing sites added	615	819	800
Ending billing sites	2,763	2,148	1,329	(1)
Billing sites/sites deployed	89%	76%	67%
Average monthly revenue/site	$1,614	$1,259	$1,266
Billing Customer Locations:
Billing customer locations added	2,245	2,047	1,105
Ending billing customer locations	6,096	3,851	1,804	(1)
Colo rate	2.21	1.79	1.36
Billing T-1 Equivalents:
Billing T-1 equivalents added	9,310	7,332	4,311
Ending billing T-1 equivalents	23,511	14,201	6,869	(1)
T-1's per customer location	3.86	3.69	3.81
T-1's/billing site	8.51	6.61	5.17
Sites Deployed:
FiberTower sites constructed	307	817	1,253
Ending sites deployed	3,120	2,813	1,996	(1)

        (1)   As a result of the First Avenue/FiberTower merger, First Avenue's network of 79 deployed sites (all sold and billing) and 497 billing T-1s were added during 2006.

        Billing Sites are installed sites from which we provide revenue-producing service(s) to customer(s).

        Average Monthly Revenue / Site is the average monthly revenue per billing site.

        Billing Customer Locations are carrier locations at which we currently provide revenue-producing service(s). Our sites could have multiple customer locations.

        Colo rate is the number of customer locations per billing site.

        Billing T-1 Equivalent is either a T-1 or another increment of bandwidth of approximately 1.54 megabits per second.

        Sites Deployed represents installed sites that are ready for the provision of services. Our sites can be located on cell towers, rooftops, or other points of bandwidth aggregation.

        The following table shows quarterly key operating metric information.

	Three Months Ended
	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008	Dec. 31, 2007	Sept. 30, 2007	June 30, 2007	Mar. 31, 2007
Billing Sites:
Billing sites added	33	146	237	199	157	143	265	254
Ending billing sites	2,763	2,730	2,584	2,347	2,148	1,991	1,848	1,583
Billing sites/sites deployed	89%	88%	86%	81%	76%	75%	75%	70%
Average monthly revenue/site	$1,732	$1,679	$1,605	$1,440	$1,332	$1,261	$1,203	$1,241
Billing Customer Locations:
Billing customer locations added	264	553	779	649	599	433	613	402
Ending billing customer locations	6,096	5,832	5,279	4,500	3,851	3,252	2,819	2,206
Colo rate	2.21	2.14	2.04	1.92	1.79	1.63	1.53	1.39
Billing T-1 Equivalents:
Billing T-1 equivalents added	989	2,395	2,974	2,952	2,171	1,823	1,884	1,454
Ending billing T-1 equivalents	23,511	22,522	20,127	17,153	14,201	12,030	10,207	8,323
T-1's per customer location	3.86	3.86	3.81	3.81	3.69	3.70	3.62	3.77
T-1's/billing site	8.51	8.25	7.79	7.31	6.61	6.04	5.52	5.26
Sites Deployed:
FiberTower sites constructed	24	87	98	98	158	190	193	276
Ending sites deployed	3,120	3,096	3,009	2,911	2,813	2,655	2,465	2,272

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

        On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes due on November 15, 2012 ("Notes"). The Notes were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries. The Notes contain certain anti-dilution provisions that were triggered on November 9, 2008 resulting in a reduction of the conversion price. See Note 9, Convertible Senior Secured Notes, in the Notes to Consolidated Financial Statements for further information.

        Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We had unrestricted cash and cash equivalents of $154.4 million at December 31, 2008.

        We also require cash to service the interest on the Notes described above. Upon closing the sale of the Notes to the initial purchasers, we deposited into an escrow account $68.5 million of the net proceeds from the Notes offering, which, together with the proceeds from the investment thereof, were sufficient to make the first four semi-annual interest payments on the Notes in May and November of 2008 and 2007. Thereafter, we have the option to pay interest on any or all of the next four semi-annual interest payment dates in additional Notes and the interest rate applicable to any such interest payments made in additional Notes will be 11%. Our Board of Directors has approved the payment of the May 2009 interest payment in additional Notes. Our ability to pay our expenses and make full payments due on the Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control.

        We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will use between $25 million and $40 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

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

  Operating Activities:

        In 2008, net cash used in operating activities increased by $6.1 million to $75.0 million compared to cash used in operating activities of $68.9 million for the year ended December 31, 2007. The negative cash flow from operations in 2008 was primarily caused by a net loss of $249.8 million and a reduction of accounts payable of $9.8 million due to the payment of vendors, partially offset by non-cash charges of $188.5 million and an increase of $3.0 million in accounts receivable.

        In 2007, net cash used in operating activities increased by $32.6 million to $68.9 million compared to cash used in operating activities of $36.3 million for the year ended December 31, 2006. The negative cash flow from operations in 2007 was primarily caused by a net loss of $272.1 million and a reduction of accounts payable of $4.4 million due to the payment of vendors, partially offset by non-cash charges of $206.5 million.

        The following table shows non-cash charges included in net cash used in operating activities.

	Year Ended December 31,
	2008	2007	2006
Non-cash charges:
Depreciation and amortization	$24,897	$18,459	$9,077
Accretion of convertible notes	14,539	12,653	1,742
Amortization of debt issuance costs	2,256	2,154	300
Stock-based compensation	6,274	9,150	6,402
Impairment charges on long-lived assets	16,439	17,561	589
Restructuring charges	4,046	—	—
Impairment of FCC Licenses	54,505	—	—
Impairment of goodwill	86,093	147,893	—
Income tax benefit	(20,189)	—	—
Other, net	(409)	(1,352)	(642)

Total non-cash charges	$188,451	$206,518	$17,468

  Investing Activities

        Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network. As of December 31, 2008, we provided services to 2,763 billing sites in 13 markets throughout the U.S., an increase of 615 billing sites during 2008.

        Net cash provided (used) in investing activities were as follows (in thousands):

Period ended	Amount
Year ended December 31:
2008	$5,624
2007	(54,689)
2006	(124,291)

        In the years ended December 31, 2008, 2007 and 2006, there were capital additions of $36.8 million, $105.3 million and $94.7 million, respectively. In 2008, 2007 and 2006, we completed deployment of 307, 817 and 1,253 new sites, respectively. In 2008 and 2007, additional capital spending went into deploying incremental customers at existing sites relative to 2006. In addition, the Company incurred capital expenditures to support site builds beyond 2008. We anticipate that we will use between $25 million and $40 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we are able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

        In the year ended December 31, 2008 and 2007, our restricted cash and investments were reduced by $36.5 million and $33.5 million, respectively, reflecting our semi-annual interest payments in May and November of 2008 and 2007 on the Convertible Senior Secured Notes, not all of which was paid out of restricted cash. At December 31, 2007, the Company had an additional $1.7 million of restricted cash, $1.1 million of which was related to a supplier service agreement, the restriction on which was released in 2008. During 2008, there were $5.0 million in maturities of certificates of deposit used in current operations. During 2007, there were net maturities of short-term investments of $15.6 million used in current operations, which reduced our short-term investments balance to zero.

        In 2006, we received $52.1 million in cash and maturing certificates of deposit from our merger with First Avenue, net of $2.0 million in transaction-related expenses. In addition, we purchased $68.5 million in U.S. Treasury securities to fund the restricted escrow account established to pay for the first four semi-annual interest payments on the Notes described above.

  Financing Activities

        Net cash provided by the exercise of stock options were $0.4 million, $1.8 million and $0.7 million in 2008, 2007 and 2006, respectively.

        On November 9, 2006, we completed the sale of the Notes, which provided $388.2 million in net proceeds. The Notes were sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by us and each of our subsidiaries. As part of the private placement, we incurred $14.3 million in debt issuance costs that were paid at closing. See Note 9, Convertible Senior Secured Notes, in the Notes to Consolidated Financial Statements for additional information.

        In 2006, $4.0 million in notes receivable from stockholders were repaid in connection with the First Avenue/FiberTower merger.

  Debt Obligations and Restricted Cash and Investments

        At December 31, 2008, we had unrestricted cash and cash equivalents of $154.4 million that were held in bank accounts and money market mutual funds.

        In addition, at December 31, 2008, we had total restricted cash and investments of $0.5 million, comprised of restricted cash related to letters of credit with their final expiration in June 2010.

        We believe we have limited exposure to financial market risk including changes in interest rates as our investment portfolio is invested in U.S. Government securities. We believe the fair value of the investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short-term nature of the investment portfolio.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2008 (in thousands):

			Payments Due by Period
	Total		Fiscal 2009	Fiscal 2010 – 2011	Fiscal 2012 – 2013	Beyond Fiscal 2013
Contractual Obligations:
Operating lease obligations	$198,881		$33,379	$60,648	$46,635	$58,219
Asset retirement obligations	4,048		—	—	—	4,048
Convertible senior secured notes	649,681	(1)(2)	36,225	72,450	541,006	—
Other Commercial Commitments:
Letters of credit	477		343	134	—	—

Total	$853,087		$69,947	$133,232	$587,641	$62,267

(1)
In the first quarter of 2009, we repurchased approximately $52.3 million par value of our Notes in the open market for approximately $14.8 million. We may from time to time, repurchase or retire additional amounts of outstanding Notes. Any future repurchases of the Notes will reduce anticipated interest and principal payments. See Note 18, Subsequent Event, in the Notes to Consolidated Financial Statements, for additional information.

(2)
These amounts represent total anticipated cash payments, including expected interest payments that are not recorded on the consolidated balance sheets. Subject to certain conditions, commencing May 15, 2009, we have the option, with notice required to be given by April 2009 with respect to the first of such interest payments, of making any or all of the four semi-annual interest payments due in 2009 and 2010 with additional Notes in lieu of cash. The interest rate applicable to any such interest payments made in additional Notes will be 11%. Thereafter, the interest on the Notes would be payable only in cash. Our Board of Directors has approved the payment of the May 2009 interest payment in additional Notes.

Future Liquidity and Capital Resource Requirements

        Based upon our current plans, we believe that our existing cash and cash equivalents of $154.4 million, will be sufficient to cover our estimated liquidity needs for at least the next twelve months. We anticipate that we will use between $25 million and $40 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we will be able to slow the amount of capital expenditures to a level consistent with the business needs at that time. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available cash. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and significantly modify our cash requirements.

        We have built flexibility into our spending, reducing capital expenditures, general and administrative and sales and marketing expenses. However, our ability to pay our expenses and make full payments due on our Notes, depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. The overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Notes as scheduled. In the first quarter of 2009, we repurchased approximately $52.3 million par value of our Notes in the open market for approximately $14.8 million. We may from time to time, repurchase or retire additional amounts of outstanding Notes. See Note 18, Subsequent Event, in the Notes to Consolidated Financial Statements, for additional information.

        Under the terms of our Notes, if certain designated events occur prior to maturity, the holders of our Notes may require us to repurchase all or part of their Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. One of these designated events would be if our common stock is delisted from Nasdaq and we are unable to relist our common stock on Nasdaq or another national securities exchange within ninety days. Our common stock is currently trading below the minimum closing bid price of $1.00 per share required by Nasdaq for continued listing. Nasdaq has suspended this rule through April 17, 2009. However, if Nasdaq does not extend the suspension of this rule or we are unable to increase our stock price through recapitalization or otherwise, or if we are unable to meet any other Nasdaq continuing listing standards, our common stock could be delisted from Nasdaq. We may not have sufficient funds at such time to repurchase any or all of the Notes.

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

        Revenue and Expense Recognition—We recognize revenues when: (i) persuasive evidence of an arrangement exists, (ii) the services have been provided to the customer, (iii) the sales price is fixed or determinable and (iv) the collection of the sales price is reasonably assured. Amounts billed in advance of providing service are recorded as deferred revenues. Incremental direct costs of service activation are charged to expense as incurred. We purchase electricity and lease co-location site space from certain of our customers. We receive an identifiable benefit in exchange for the amounts paid to our customers and we can reasonably estimate the fair value of the purchased electricity and leased tower site space. Therefore, we charge such amounts to cost of service revenues as incurred. Other consideration provided to customers, such as customer incentives, is recorded as a reduction of service revenues.

        Accounts Receivable Allowances—We encounter billing disputes with certain customers in the ordinary course of business. We believe the impact of such disputes on our accounts receivable and service revenues is reasonably estimable based on historical experience. Accordingly, we maintain an allowance, through charges to service revenues, based on management's best estimate of the ultimate resolution of customer disputes. We provided an allowance for billing disputes of a negligible amount as of December 31, 2008 and 2007.

        We perform ongoing evaluations of our customers' financial condition and generally do not require collateral or other credit enhancements. We record an allowance for doubtful accounts based on historical experience and management's best estimate of future credit losses. We provided an allowance for doubtful accounts of a negligible amount and $0.2 million as of December 31, 2008 and 2007, respectively.

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

        In assessing the recoverability of our property and equipment, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized whenever (i) the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset and (ii) the fair value of the asset is less than its carrying value. When an impairment loss is identified, the carrying value of the asset is reduced to its fair value. Such impairment losses were identified in 2008 and 2007. See Note 6, Impairment of Long-Lived Assets and Other Charges, in the Notes to Consolidated Financial Statements for additional information.

        As described more fully below, we evaluate our intangible assets with indefinite lives for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. Such impairment losses were identified in the fourth quarter of 2008 related to the carrying value of our FCC licenses. See Note 7, Impairment of FCC Licenses, in the Notes to Consolidated Financial Statements for additional information. Such impairment losses were identified in 2008 and 2007 related to the carrying value of our goodwill, See Note 8, Impairment of Goodwill, in the Notes to Consolidated Financial Statements for additional information.

        FCC licenses—Recoverability of the carrying value of FCC licenses is dependent on numerous factors, including successful deployment of networks and radio links or sales of such assets to a third party. We consider the FCC licenses to have an indefinite useful life under the provisions of SFAS 142,

Goodwill and Other Intangible Assets. We perform an impairment test on these assets on an annual basis or more frequently if events and circumstances indicate the assets might be impaired.

        Our licenses are integral to our business. As a result, we believe that we must focus on protecting this valuable asset as our business plan evolves. Under FCC rules, wide-area licenses in the 24 GHz and 39 GHz bands are renewed if the licensee files a renewal application at license expiration wherein the licensee demonstrates its engagement in supplying services or related activities to satisfy the FCC's "substantial service" criteria. We will continue to lease spectrum, utilizing this non-capital intensive method to put more of our FCC licenses to work. We may also introduce new product offerings utilizing our spectrum. Under our current business plan, we believe that we will meet the FCC's substantial service requirements necessary for renewal at the appropriate deadlines and we will continue to engage the FCC on this subject. If at any time we determine that we will most likely not meet these requirements, we will first test the FCC licenses for impairment and then we will modify the life of the particular FCC licenses and begin amortizing the cost over the remaining license period. See Note 16, Guarantees and Other Contingencies, in the Notes to Consolidated Financial Statements for additional information on the FCC license renewal requirements and discussion of license renewals and extensions which occurred on October 1, 2008.

        We estimate the fair value of our FCC licenses using a discounted cash flow model. Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management's estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include our weighted average cost of capital and long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible asset and charged to results of operations. If actual results are not consistent with our assumptions and estimates, we may be required to record to an impairment charge associated with indefinite-lived intangible assets. Although we do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our FCC licenses or using a methodology other than a discounted cash flow model could result in different values for our FCC licenses and may affect any related impairment charge. The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate, costs to build and operate the network and management's future business plans. A change in management's future business plans or disposition of one or more FCC licenses could result in the requirement to test the FCC licenses for impairment. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived FCC licenses, we would be required to test these intangible assets for impairment in accordance with SFAS 142 and amortize the intangible asset over its remaining useful life.

        For the FCC license impairment test performed as of November 1, 2008, it was determined that the fair value of the FCC licenses was less than its carrying value. Consequently, the carrying value of our FCC licenses was reduced by $54.5 million in the fourth quarter of 2008 to $287.5 million at December 31, 2008. Further impairment evaluations of our FCC licenses could lead to additional material impairment charges. See Note 7, Impairment of FCC Licenses, in the Notes to Consolidated Financial Statements for additional information. Our FCC licenses had a carrying value of $342.0 million at December 31, 2007, which was based on a valuation of First Avenue's assets that was prepared in connection with the First Avenue/FiberTower merger.

        Goodwill—The excess of the purchase price over the fair value of identifiable net assets of acquired companies is allocated to goodwill. Under the provisions of SFAS 142, goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. In the third and fourth quarters of 2007 and the first quarter of 2008, we identified an indicator of impairment and thereby tested the fair value of our goodwill pursuant to the guidance in SFAS 142. This testing resulted in impairment charges totaling $147.9 million in 2007 and $86.1 million in 2008 against the recorded goodwill, reducing the fair value of goodwill to zero. See Note 8, Impairment of Goodwill, in the Notes to Consolidated Financial Statements for additional information.

        We have one reporting unit for consideration in the application of the impairment requirements of SFAS 142. When determining the fair value of this reporting unit, we considered both observed market equity values based on our publicly-traded stock price and the income approach, which requires estimates of future operating results and cash flows discounted using an appropriate discount rate.

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

        Deferred Taxes—SFAS 109, Accounting for Income Taxes, requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates, which are not permitted to be considered. We record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based on our best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for and amount of the allowance is subject to adjustment in the future. Specifically, in the event we were to determine that we would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. The valuation allowance does not alter our ability to utilize the underlying tax net operating loss carryforwards in the future, the utilization of which is limited to achieving future taxable income. At December 31, 2008, we have a full valuation allowance against our net deferred tax assets.

        Leases—We lease our facilities, including buildings, co-location sites and certain fiber optic capacity, vehicles and equipment under leasing arrangements that have been accounted for as operating leases in accordance with SFAS No. 13, Accounting for Leases. Most of our operating lease arrangements represent agreements made with landlords for space leased at our co-location sites. The term of these agreements is typically for five years and we have the unilateral ability and intent to extend the term of these site lease agreements such that the minimum lease periods equal or slightly exceed the estimated ten-year useful lives of the property and equipment located at such leased sites. We also do not believe there are any explicit or implicit "penalties," as defined in SFAS No. 98, Accounting for Leases, for failure to renew any site leases at the end of the respective assumed lease terms of approximately ten years that would extend the lease term past the assumed terms. For leases that contain scheduled rent escalation provisions, we record the total rent payable during the lease term on a straight-line basis over the lease term.

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

        See Note 12, Stockholders' Equity and Stock-Based Compensation, in the Notes to Consolidated Financial Statements for information regarding the SFAS 123R disclosures.

Related Party Transactions

        During the years ended December 31, 2008 and 2007, we leased colocation space from certain stockholders that (i) own greater than 10% of our outstanding equity securities and/or (ii) have representatives who serve on our Board of Directors. One of these related parties also provided us with certain services pertaining to its network operations center during such years. The aggregate operating expenses included in the accompanying consolidated statements of operations for years ended December 31, 2008, 2007 and 2006, pertaining to these lease and service arrangements, were approximately $3.0 million, $2.1 million and $1.7 million, respectively.

        An individual affiliated with an entity holding approximately 18% of our outstanding common stock as of December 31, 2008 serves on our Board of Directors. A company controlled by a member of our Board of Directors periodically serves as a consultant to a holder of approximately 7% of our outstanding common stock as of December 31, 2008 regarding its investments, including its holdings in the Company.

        The Chairman of our Board of Directors serves as a director of Tessco Technologies Incorporated. Tessco supplies us with various materials which are used in our business operations. During 2008, 2007 and 2006, we paid Tessco approximately $0.2 million, $0.8 million and $0.7 million, respectively. There was an additional $0.1 million in unpaid and uninvoiced balances at December 31, 2008.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        At December 31, 2008, we had unrestricted cash and cash equivalents of $154.4 million that were held in bank accounts and money market mutual funds which invest in U.S. Government securities. At December 31, 2008, we had no investments with original maturities greater than three months.

        We are adverse to principal loss and intend to ensure the safety and preservation of our invested funds by limiting default and market risk. We intend to continue to invest our cash and cash equivalents in high quality money market funds that invest in securities with original maturities of less than three months.

        As of December 31, 2008, we believe we have limited exposure to financial market risk, including changes in interest rates, because our investments have a maturity of less than three months. We believe the fair value of the investment portfolio will not be significantly impacted by changes in interest rates due mainly to the short-term nature of the investment portfolio, although future interest income would be impacted by changes in interest rates as well as the amount of funds available to be invested in such securities.

        Our Convertible Senior Secured Notes, with a maturity of November 2012, bear a fixed coupon rate of 9% and a total interest yield of 12% per annum. The fair value of such Notes is dependent upon a number of factors including future interest rates and the market value of FiberTower's common stock. The Notes are traded in a very thinly traded resale market. We do not hedge our debt obligations or engage in any derivative investments to offset the impact of future changes in the market value of the Notes. Future increases in interest rates would decrease the fair value of the Notes while decreases in rates would likely have the opposite effect. At December 31, 2008, the estimated fair value and amortized cost of our Notes were approximately $86.5 million and $430.3 million, respectively.

        We have not held derivative financial or commodity instruments in the past and have no current plans to do so in the future. We have not conducted business in foreign currencies in the past and have no current plans to do so in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FiberTower Corporation

        We have audited the accompanying consolidated balance sheets of FiberTower Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FiberTower Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock based compensation as of January 1, 2006, and its method of accounting for uncertain tax positions as of January 1, 2007.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FiberTower Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

San Francisco, California
March 13, 2009

FIBERTOWER CORPORATION

Consolidated Balance Sheets

(In thousands, except par value)

	December 31, 2008	December 31, 2007
Assets:
Current assets:
Cash and cash equivalents	$154,357	$223,330
Certificates of deposit	—	5,000
Restricted cash and investments, current portion	343	35,757
Accounts receivable, net of allowances of $37 and $151 at December 31, 2008 and 2007, respectively	6,652	3,684
Prepaid expenses and other current assets	2,502	1,840

Total current assets	163,854	269,611
Restricted cash and investments	134	1,222
Property and equipment, net	236,585	240,799
FCC licenses	287,495	342,000
Goodwill	—	86,093
Debt issuance costs, net	9,599	11,855
Intangible and other long-term assets, net	3,802	3,975

Total assets	$701,469	$955,555

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$3,826	$13,672
Accrued compensation and related benefits	2,052	3,369
Accrued interest payable	4,628	4,629
Other accrued liabilities	1,984	3,555
Current portion of accrued restructuring costs	1,342	—

Total current liabilities	13,832	25,225
Other liabilities	1,419	487
Deferred rent	6,175	4,223
Asset retirement obligations	4,048	3,311
Long-term accrued restructuring costs, net of current portion	2,436	—
Convertible senior secured notes	430,317	415,778
Deferred tax liability	73,372	93,561

Total liabilities	531,599	542,585
Commitments and contingencies Stockholders' equity:
Common stock, $0.001 par value; 400,000 shares authorized, 150,520 and 146,242 shares issued and outstanding at December 31, 2008 and 2007, respectively	151	146
Additional paid-in capital	794,095	787,371
Accumulated deficit	(624,376)	(374,547)

Total stockholders' equity	169,870	412,970

Total liabilities and stockholders' equity	$701,469	$955,555

See accompanying notes.

FIBERTOWER CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006
Service revenues	$49,227	$27,144	$13,763
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	63,369	54,514	36,157
Cost of service revenues—Impairment of long-lived assets and other charges	16,439	17,561	589
Sales and marketing	5,456	7,906	6,479
General and administrative	20,237	27,026	18,038
Depreciation and amortization	24,897	18,459	9,077
Restructuring charges	6,087	—	—
Impairment of FCC licenses	54,505	—	—
Impairment of goodwill	86,093	147,893	—

Total operating expenses	277,083	273,359	70,340

Loss from operations	(227,856)	(246,215)	(56,577)

Other income (expense):
Interest income	5,316	18,159	6,326
Interest expense	(47,742)	(44,560)	(7,475)
Miscellaneous income, net	264	469	448

Total other (expense), net	(42,162)	(25,932)	(701)

Loss before income taxes	(270,018)	(272,147)	(57,278)
Income tax benefit	20,189	—	—

Net loss	$(249,829)	$(272,147)	$(57,278)

Basic and diluted net loss per share	$(1.73)	$(1.90)	$(1.11)

Weighted average number of shares used in per share amounts:
Basic and diluted	144,622	143,049	51,542

See accompanying notes.

FIBERTOWER CORPORATION

Consolidated Statements of Convertible Preferred Stock and Stockholders' Equity (Deficit)

(In thousands)

					Stockholders' Equity
	Convertible Preferred Stock
			Common Stock			Notes Receivable from Stockholders			Total Stockholders' Equity (Deficit)
					Additional Paid-in Capital		Deferred Stock-based Compensation	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance at December 31, 2005	68,063	$220,675	5,371	$5	$679	$(4,079)	$(22)	$(45,122)	$(48,539)
Issuance of common stock upon exercise of stock options	—	—	1,028	2	658	—	—	—	660
Accrual of interest on notes receivable from stockholders	—	—	—	—	—	(106)	—	—	(106)
Amortization of deferred stock-based compensation	—	—	—	—	—	—	22	—	22
Conversion of preferred stock to common stock	(68,063)	(220,675)	68,063	68	220,607	—	—	—	220,675
Issuance of shares in connection with merger	—	—	67,204	67	547,593	—	—	—	547,660
Awards of restricted shares of common stock, net of cancellations	—	—	3,275	3	(3)	—	—	—	—
Repayment of notes receivable and accrued interest from stockholders	—	—	—	—	—	4,185	—	—	4,185
Employee stock-based compensation expense	—	—	—	—	6,366	—	—	—	6,366
Issuance of common stock to nonemployee for services	—	—	30		177	—	—	—	177
Net loss	—	—	—	—	—	—	—	(57,278)	(57,278)

Balance at December 31, 2006	—	—	144,971	145	776,077	—	—	(102,400)	673,822
Issuance of common stock upon exercise of stock options	—	—	1,290	1	1,768	—	—	—	1,769
Awards of restricted shares of common stock, net of cancellations	—	—	(6)	—	—	—	—	—	—
Repurchases of common stock	—	—	(13)	—	—	—	—	—	—
Employee stock-based compensation expense	—	—	—	—	9,526	—	—	—	9,526
Net loss	—	—	—	—	—	—	—	(272,147)	(272,147)

Balance at December 31, 2007	—	—	146,242	146	787,371	—	—	(374,547)	412,970
Issuance of common stock upon exercise of stock options	—	—	578	1	359	—	—	—	360
Awards of restricted shares of common stock, net of cancellations	—	—	3,702	4	(4)	—	—	—	—
Repurchases of common stock	—	—	(2)	—	—	—	—	—	—
Employee stock-based compensation expense	—	—	—	—	6,369	—	—	—	6,369
Net loss	—	—	—	—	—	—	—	(249,829)	(249,829)

Balance at December 31, 2008	—	$—	150,520	$151	$794,095	$—	$—	$(624,376)	$169,870

See accompanying notes.

FIBERTOWER CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Operating activities
Net loss	$(249,829)	$(272,147)	$(57,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,897	18,459	9,077
Decline in value of embedded derivative	—	(634)	(483)
Accretion of convertible notes	14,539	12,653	1,742
Accretion of investments in debt securities	(917)	(1,791)	(480)
Accretion of asset retirement obligations	440	327	205
Amortization of debt issuance costs	2,256	2,154	300
Stock-based compensation	6,274	9,150	6,402
Loss on disposal of equipment	68	746	116
Impairment of long-lived assets and other charges	16,439	17,561	589
Restructuring charges	4,046	—	—
Impairment of FCC licenses	54,505	—	—
Impairment of goodwill	86,093	147,893	—
Income tax benefit	(20,189)	—	—
Net changes in operating assets and liabilities (excluding impact of business acquisition):
Accounts receivable, net	(2,968)	(780)	(1,999)
Prepaid expenses and other current assets	(662)	784	(651)
Other long-term assets	(127)	(284)	(703)
Accounts payable	(9,846)	(4,367)	(2,628)
Accrued compensation and related benefits	(1,317)	(877)	1,507
Accrued interest payable	(1)	(704)	5,333
Other accrued liabilities and deferred rent	1,342	2,933	2,630

Net cash (used) in operating activities	(74,957)	(68,924)	(36,321)
Investing activities
Cash and cash equivalents acquired in merger, net of merger-related costs	—	—	36,732
Purchases of short-term investments	—	(75,603)	(15,253)
Maturities of short-term investments	—	91,191	—
Purchases of certificates of deposit	—	—	—
Maturities of certificates of deposit	5,000	—	15,327
Maturities of restricted cash and investments	37,419	35,000	2,052
Purchase of restricted securities	—	—	(68,479)
Purchase of property and equipment	(36,795)	(105,277)	(94,670)

Net cash provided (used) in investing activities	5,624	(54,689)	(124,291)
Financing activities
Proceeds from issuance of convertible notes, net	—	—	388,190
Proceeds from exercise of stock options	360	1,769	660
Repayment of notes receivable from stockholders	—	—	4,000

Cash provided by financing activities	360	1,769	392,850

Net increase (decrease) in cash and cash equivalents	(68,973)	(121,844)	232,238
Cash and cash equivalents at beginning of year	223,330	345,174	112,936

Cash and cash equivalents at end of year	$154,357	$223,330	$345,174

Supplemental Disclosures
Cash paid for interest	$36,241	$36,872	$109

Noncash investing and financing activities:
Fair value of First Avenue Networks' common stock at date of merger	$—	$—	$520,160

Fair value of First Avenue Networks' common stock options and
warrants assumed at date of merger	$—	$—	$27,501

Conversion of convertible preferred stock to common stock	$—	$—	$220,675

See accompanying notes.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements

Note 1—Organization and Business

        Organization and operations—FiberTower Corporation (collectively with its subsidiaries, the "Company") was incorporated in 1993 in the State of Delaware to build and operate a shared high-capacity backhaul network for wireless operators and service providers in the United States.

        The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice, video and data traffic from a wireless carrier's mobile base station, or cell site, to its mobile switching center or other exchange point where the traffic is then switched onto a fixed wireline telecommunications network. The Company utilizes its comprehensive wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. The Company's services allow wireless carriers to optimize their networks, enable significant improvements in their availability, reliability, scalability and reduce costs, while providing a long-term solution for the increasing demand for backhaul capacity. As of December 31, 2008, the Company had master service agreements with six of the eight largest U.S. wireless carriers. Through these master service agreements and other customer agreements, the Company provided services to 2,763 billing sites in 13 markets throughout the U.S. as of December 31, 2008.

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

        The Company has incurred net losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $624.4 million at December 31, 2008. Through December 31, 2008, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future. Failure to generate sufficient revenue could have a material adverse effect on the Company's results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

        First Avenue/FiberTower merger transaction—On August 29, 2006, FiberTower Network Services Corp. (formerly known as "FiberTower Corporation" and referred to hereinafter as "Old FiberTower") and First Avenue completed a merger pursuant to a merger agreement (the "Merger Agreement") dated May 14, 2006. Under the terms of the Merger Agreement, all of the outstanding shares of Old FiberTower's Series A Convertible Preferred Stock were converted into shares of the Company's common stock immediately prior to the completion of the merger. Accordingly, First Avenue issued 73.9 million shares of common stock in exchange for all of the issued and outstanding shares of common stock of Old FiberTower. In addition, First Avenue issued options for 4.2 million shares of its common stock in exchange for all of the outstanding stock options of Old FiberTower. However, since this transaction has been accounted for as a reverse acquisition of First Avenue by Old FiberTower, the

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 1—Organization and Business (Continued)

financial statements reflect the transaction as if Old FiberTower had issued consideration to First Avenue shareholders.

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

        Old FiberTower merged with First Avenue in order to gain access to First Avenue's FCC area-wide licenses. These licenses allow the Company to access lower cost technologies that allow the Company to more effectively serve its customer base. The Company believes that the First Avenue assets combined with Old FiberTower's existing network enable the Company to (i) increase customer penetration among the top wireless companies, (ii) lower operational risk associated with building networks, (iii) effectively deploy capital, and (iv) gain improved access to capital.

        In order to effect the merger described above, each share of Old FiberTower common stock was exchanged for .3040542 shares of the Company's stock. Accordingly, the numbers of common and preferred shares, par values and per share information included herein has been retroactively restated to give effect to the merger.

        The accompanying consolidated financial statements reflect the operating results of Old FiberTower on a historical basis and the Company's operating results subsequent to the effective date of the merger, August 29, 2006. See Note 3, Merger with First Avenue, for additional information.

Note 2—Summary of Significant Accounting Policies

        Principles of consolidation and basis of presentation—These consolidated financial statements include all of the assets, liabilities and results of operations of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances have been eliminated.

        In the consolidated statements of operations, $0.3 million and $0.2 million in 2007 and 2006, respectively, related to the accretion of asset retirement obligations, have been reclassified from interest expense to cost of sales to conform to the 2008 presentation. In Note 4, Property and Equipment, for 2007 approximately $8.4 million of construction-in-progress was reclassified to network equipment to conform to the 2008 presentation.

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

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        Cash equivalents—The Company considers short-term, highly liquid investments with original maturities of three months or less to be cash equivalents. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company classifies all cash equivalents as available-for-sale at the time of purchase, and it re-evaluates such designation at each balance sheet date. Cash equivalents are stated at their cost adjusted for accretion of discounts and amortization of premiums. Such adjusted cost approximates the fair market values of the Company's cash equivalents as of December 31, 2008 and 2007. Unrealized gains and losses on available-for-sale securities were insignificant at December 31, 2008 and 2007. The Company's cash equivalents consisted of money market mutual funds which invest in U.S. Government securities of $147.2 million and $215.8 million as of December 31, 2008 and 2007, respectively. Accretion of discounts and amortization of premiums on cash equivalents are included in interest income.

        Certificates of deposit—As of December 31, 2008 and 2007, the Company had zero and $5.0 million, respectively, of certificates of deposit with a maturity of less than three months. These investments were classified as held to maturity and carried at cost which approximated market. Interest on the certificates of deposit were included in interest income as earned.

        Short-term investments—The Company had no short-term investments with a maturity of greater than three months at December 31, 2008 and 2007. Interest on short-term investments held during 2007 and 2006 was included in interest income as earned.

        Restricted cash and investments—At December 31, 2008 and 2007, the Company had total restricted cash and investments of $0.5 million and $37.0 million, respectively. The balance as of December 31, 2007 included $35.3 million of principal and interest invested in U.S. Treasury securities under the terms of the Company's convertible senior secured notes. See Note 9, Convertible Senior Secured Notes, for additional information. These securities were classified as held-to-maturity and were reported at amortized cost. Accretion of discounts and amortization of premiums on restricted investments are included in interest income.

        At December 31, 2007, the Company had an additional $1.7 million of restricted cash, $1.1 million of which was related to a supplier service agreement, the restriction on which was released in 2008. The Company maintained letters of credit in connection with other obligations totaling $0.5 million and $0.6 million at December 31, 2008 and 2007, respectively. These were collateralized by restricted cash of $0.5 million and $0.4 million, respectively, at each of those dates. The final expiration date of the letters of credit is June 2010.

        Fair value measurements of financial and non-financial assets and liabilities —In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 established specific criteria for the fair value measurements of financial and non-financial assets and liabilities under current accounting rules. The new fair value criteria are primarily applied prospectively upon adoption of SFAS 157. SFAS 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS 157 to exclude SFAS No. 13, Accounting for Leases, from its scope and approved a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to non-financial assets and liabilities such as those resulting from business combinations, acquired goodwill and intangibles, long-lived assets held for disposal and liabilities related to exit or disposal activities. The Company is currently evaluating the potential impact on its financial statements, if any,

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

of applying SFAS 157 to the assets and liabilities to which the one-year delay in implementation was applied.

        The Company adopted the provisions of SFAS 157 on January 1, 2008. The adoption of SFAS 157 did not have an impact on the consolidated financial condition, results of operations or cash flows of the Company. The aggregate estimated fair values of the Company's financial instruments, consisting of cash and cash equivalents, restricted cash and investments, accounts receivable and accounts payable approximated their respective carrying values as of December 31, 2008 and 2007 based on the liquidity of these instruments and their short term nature. See Note 10, Fair Value Disclosures, for information and related disclosures regarding the Company's fair value measurements of Cash and Equivalents, Restricted Stock and Convertible Senior Secured Notes as of December 31, 2008.

        In February, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of SFAS 115 ("SFAS 159"). SFAS 159 permits a company to voluntarily elect to use fair value, instead of historical or original cost, to account for certain financial assets and liabilities. The fair value option is designated on an item-by-item basis, is irrevocable and requires that changes in fair value in subsequent periods be recognized in earnings in the period of change. On the date of adoption, if the fair value option is elected for any existing financial assets or liabilities, all previously unrealized gains or losses, if any, will be charged directly to retained earnings as a cumulative-effect adjustment. Items eligible for the fair value option include available-for-sale securities and loans payable. SFAS 159 was effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company elected not to apply the optional provisions of SFAS 159 to any of its assets and liabilities. Therefore, SFAS 159 did not impact the consolidated financial condition, results of operations or cash flows of the Company. Subsequent to the adoption of SFAS 159, the election to use the fair value method for future eligible transactions will be made on a case-by-case and instrument-by-instrument basis.

        Revenue and expense recognition—The Company recognizes revenues when (i) persuasive evidence of an arrangement exists, (ii) the services have been provided to the customer, (iii) the sales price is fixed or determinable and (iv) the collection of the sales price is reasonably assured. Amounts billed in advance of providing service are recorded as deferred revenues. There were $0.2 million of deferred revenues at December 31, 2008 and 2007.

        Incremental direct costs of service activation are charged to expense as incurred. The Company purchases electricity and leases co-location site space from certain of its customers. The Company receives an identifiable benefit in exchange for the amounts paid to its customers and the Company can reasonably estimate the fair value of the purchased electricity and leased tower site space. Therefore, such amounts are charged to cost of service revenues as incurred, unless the amount paid exceeds the Company's estimate of fair value, in which case the differential is recorded as a reduction of service revenues. Other consideration provided to customers, such as customer incentives, is recorded as a reduction of service revenues.

        The Company encounters billing disputes with certain customers in the ordinary course of business. The Company believes the impact of such disputes on its accounts receivable and service revenues is reasonably estimable based on historical experience. Accordingly, the Company maintains an allowance, through charges to service revenues, based on management's best estimate of the ultimate resolution of

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

customer disputes. The Company provided an allowance for billing disputes of a negligible amount as of December 31, 2008 and 2007.

        The Company performs ongoing evaluations of its customers' financial condition and generally does not require collateral or other credit enhancements. The Company records an allowance for doubtful accounts based on historical experience and management's best estimate of future credit losses. The Company provided an allowance for doubtful accounts of a negligible amount and $0.2 million as of December 31, 2008 and 2007, respectively.

        The Company writes off uncollectible accounts receivable balances through charges to the respective allowances when collection efforts have been exhausted.

        Concentrations of credit risk, significant customers and key suppliers—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash and accounts receivable. Cash and cash equivalents and restricted cash consist principally of demand deposits and money market mutual funds which invest in U.S. Government securities held primarily by one domestic financial institution with a high credit standing.

        For the years ended December 31, 2008, 2007 and 2006, the following customers accounted for a significant portion of the Company's revenues, as follows:

	2008	2007	2006
AT&T Mobility	40%	57%	70%
Sprint Nextel	33%	19%	14%
T-Mobile	15%	13%	7%

        Accounts receivable from these customers comprised the following percentages of the Company's total accounts receivable balances at December 31, 2008 and 2007:

	2008	2007
AT&T Mobility	27%	45%
Sprint Nextel	52%	23%
T-Mobile	12%	21%

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

        Property and equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. Estimated useful lives are as follows:

• Network equipment	10 years
• Internal-use computer software	5 years
• Office equipment and other	3 – 7 years

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        The Company capitalizes costs incurred in bringing its network equipment to an operational state. Costs directly associated with the acquisition, construction and installation of network equipment are capitalized as a cost of that equipment. Indirect costs that relate to several sites are capitalized and allocated to the respective network equipment to which the costs relate. As of December 31, 2008, 2007 and 2006, network equipment and construction-in-progress included capitalized internal labor costs of $18.3 million, $17.1 million and $11.4 million, respectively.

        Interest is capitalized on network equipment and construction-in-progress based on the effective interest rate on the Company's borrowings and the average balance of assets under construction during the period. As of December 31, 2008 and 2007, network equipment and construction-in-progress included capitalized interest of $11.7 million and $6.4 million, respectively. No interest was capitalized for the year ended December 31, 2006 as interest cost subject to capitalization was immaterial.

        The Company accounts for software developed or obtained for internal use in accordance with Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. As of December 31, 2008 and 2007, capitalized internal-use software development costs totaled $3.6 million and $1.6 million, respectively.

        Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized whenever (i) the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset and (ii) the fair value of the asset is less than its carrying value. When an impairment loss is identified, the carrying value of the asset is reduced to its fair value. Such impairment losses were identified in 2008 and 2007. See Note 6, Impairment of Long-Lived Assets and Other Charges, for additional information.

        During 2005, an amendment of a contract with one of the Company's customers was signed that allows the customer to terminate the Company's services at specified co-location sites that are used to serve such customer (along with other customers, in most instances), if so requested by the customer. This contract amendment resulted in the decommissioning of certain co-location sites during 2008, 2007 and 2006 that were used exclusively to serve this customer. The network equipment located at these sites have been redeployed elsewhere in the Company's network. However, the related equipment installation and co-location site acquisition costs had no alternative use or salvage value. Therefore, the Company considered the net carrying value of these long-lived assets to be impaired by $0.1 million, $0.6 million and $0.6 million as of December 31, 2008, 2007 and 2006, respectively. These long-lived asset impairment charges are included in cost of service revenues.

        Leases—The Company leases its facilities, including buildings, co-location sites and certain fiber optic capacity, vehicles and equipment under leasing arrangements that have been accounted for as operating leases in accordance with SFAS No. 13, Accounting for Leases. Most of the Company's operating lease arrangements represent agreements made with landlords for space leased at our co-location sites. The term of these agreements is typically for five years and then the Company has the unilateral ability and intent to extend the term of these site lease agreements such that the minimum lease periods equal or slightly exceed the estimated ten-year useful lives of the property and equipment located at such leased sites. The Company also does not believe there are any explicit or implicit

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

"penalties," as defined in SFAS No. 98, Accounting for Leases, for failure to renew any site leases at the end of the respective assumed lease terms of approximately ten years that would extend the lease term past the assumed lease terms. For leases that contain scheduled rent escalation provisions, the Company records the total rent payable during the lease term on a straight-line basis over the lease term.

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

        A summary of the asset retirement obligations activity is as follows (in thousands):

	Year Ended December 31,
	2008	2007
Asset retirement obligations at beginning of year	$3,311	$2,119
Liabilities incurred in the current year	297	865
Liabilities settled in the current year	—	—
Accretion expense	440	327
Revisions in estimated cash flows	—	—

Asset retirement obligations at end of year	$4,048	$3,311

        Intangible assets—The Company accounts for its intangible assets, which consist of Federal Communications Commission ("FCC") licenses, goodwill (the fair value of which is zero at December 31, 2008) and customer relationships, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142") which requires that goodwill and intangible assets with indefinite lives not be amortized, but be tested annually for impairment or more frequently if indicators of impairment arise. Intangible assets that have finite lives, which consist of customer relationships, are amortized using the straight-line method over their estimated useful life of 10 years.

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

        FCC licenses—Recoverability of the carrying value of FCC licenses is dependent on numerous factors, including successful deployment of networks and radio links or sales of such assets to a third party. The Company considers the FCC licenses to have an indefinite useful life under the provisions of SFAS 142 based on the following factors:

  •
  FCC spectrum is a non-depleting asset;

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

  •
  The licenses are integral to the business and the Company expects them to contribute to cash flows indefinitely;

  •
  License renewal applications are generally authorized by the FCC subject to certain conditions, without substantial cost under a stable regulatory, legislative and legal environment. See Note 16, Guarantees and Other Contingencies, for additional information on the FCC license renewal requirements and discussion of license renewals and extensions which occurred on October 1, 2008;

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

        The Company performs an impairment test on these assets on an annual basis or more frequently if events and circumstances indicate the assets might be impaired. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible asset and charged to results of operations. For the license impairment test performed as of November 1, 2008, it was determined that the fair value of the FCC licenses was less than its carrying value. Consequently, the carrying value of FiberTower's FCC licenses was reduced by $54.5 million in the fourth quarter of 2008 to $287.5 million at December 31, 2008. Further impairment evaluations of our FCC licenses could lead to additional material impairment charges. See Note 7, Impairment of FCC Licenses, for additional information. FiberTower's FCC licenses had a carrying value of $342.0 million at December 31, 2007, which was based on a valuation of First Avenue's assets that was prepared in connection with the First Avenue/FiberTower merger.

        Customer Relationship intangible asset—The customer relationship intangible asset is a finite-lived asset being amortized on a straight-line basis over 10 years. Recoverability of its carrying value is dependent on numerous factors including continued generation of revenues from First Avenue's customers. The Company periodically evaluates whether the value of its customer relationship intangible asset has been impaired. All of the customer relationship intangible is related to the merger of First Avenue and Old FiberTower.

        Goodwill—Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. All of the Company's goodwill related to the merger of First Avenue and Old FiberTower. Annually in the fourth quarter of each year, or more frequently if indicators of potential impairment exist, the Company performs a review to determine if the carrying value of the recorded goodwill is impaired. In the third quarter of 2007, due to the indication of potential impairment, the Company tested the fair value of its goodwill pursuant to the guidance in SFAS 142 and did so again in the fourth quarter of 2007 and first quarter of 2008. This testing resulted in impairment charges against the recorded goodwill totaling $147.9 million in 2007 and $86.1 million in 2008, reducing the fair value of goodwill to zero. In performing its evaluations, the Company compared the fair value of the Company's single reporting unit to its carrying value. The Company estimated the fair value of the reporting unit using both observed market equity values based

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

on the Company's publicly-traded stock price and the income approach, which requires estimates of future operating results and cash flows discounted using an appropriate discount rate. As a result of these tests, the Company concluded that the carrying amount of its reporting unit exceeded its fair value. See Note 8, Impairment of Goodwill, for additional information.

        Debt issuance costs—Debt issuance costs consist of investment banking fees, legal and accounting fees and printing costs incurred in connection with the sale of the Company's Convertible Senior Secured Notes in November 2006, described further at Note 9. Debt issuance costs totaled $14.3 million and are being amortized as additional interest expense over the six-year term of the Notes using the effective interest method. Accumulated amortization totaled $4.7 million, $2.5 million and $0.3 million at December 31, 2008, 2007 and 2006, respectively. In the first quarter of 2009, the Company repurchased approximately $52.3 million par value of its Convertible Senior Secured Notes in the open market. This resulted in a reduction of approximately $1.2 million in unamortized debt issuance costs. See Note 18, Subsequent Event, for additional information.

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

        The Company adopted SFAS 123R on a prospective basis. Under the prospective method, the Company continues to account for previously outstanding employee stock options at the date of adoption of SFAS 123R under APB 25 and for stock options granted to non-employees under EITF Issue No. 96-18.

        The Company uses the Black-Scholes-Merton option pricing model to determine the estimated fair value of stock options on the date of grant. The determination of the estimated fair value is affected by the Company's stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company's expected stock price volatility over the expected term of the option, actual and projected employee stock option exercise behaviors, risk-free interest rate, estimated forfeitures and expected dividends.

        The Company estimates its expected stock price volatility based on the historical volatility of its stock price as well as the historical volatilities of similar public companies in the telecommunications industry. The expected term of the option is based on the guidance in the SEC Staff Accounting Bulletins No. 107 and 110, whereby the expected term is calculated as the midpoint between the vesting date and the end of the contractual term of the option. This is permissible as the Company's historical exercise data does not provide a reasonable basis upon which to estimate expected term. The risk-free interest rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not and does not anticipate paying any cash dividends on its common stock in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the option pricing model. See Note 12, Stockholders' Equity and Stock-Based Compensation, for a summary of the assumptions used to estimate the fair value of options granted.

        The Company determines the fair value of each restricted common stock award based on the fair value of the Company's common stock at the date of award.

        The Company is required to estimate forfeitures at the time of award and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting award forfeitures and records stock-based compensation expense only for those awards that are expected to vest.

        Advertising Costs—Advertising costs are charged to sales and marketing expense as incurred. The Company incurred no advertising costs during the years ended December 31, 2008, 2007 and 2006.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

        Income taxes—The Company uses the liability method to account for income taxes as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 13, Income Taxes, for additional information.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes on January 1, 2007. See Note 13 Income Taxes, for additional information.

        Net loss per share—Basic and diluted net loss per share for the years ended December 31, 2008, 2007 and 2006 has been calculated by dividing net loss by the weighted average number of the Company's common shares outstanding (which for 2006 have been retroactively restated by multiplying the Company's historical weighted average common shares outstanding by the merger exchange ratio), less the weighted average unvested restricted common shares outstanding, and excludes any dilutive effects of stock options, warrants and convertible notes. Diluted net loss per share was the same as basic net loss per share in each period presented because the Company had net losses in each of these periods and inclusion of potentially issuable shares would be anti-dilutive.

        A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share is as follows (in thousands):

	Years ended December 31,
	2008	2007	2006
Numerator for basic and diluted net loss per share:
Net loss for year	$(249,829)	$(272,147)	$(57,278)

Denominator for basic and diluted net loss per share:
Weighted average common shares outstanding	150,034	145,863	52,776
Weighted average unvested restricted common shares outstanding	(5,412)	(2,814)	(1,234)

Denominator for basic and diluted net loss per share	144,622	143,049	51,542

        As of December 31, 2008, 2007 and 2006, the Company had stock options outstanding to purchase 3.9 million, 7.2 million and 9.6 million shares, of which 2.0 million, 4.7 million and 5.1 million shares were exercisable, respectively. In addition, at December 31, 2008, 2007 and 2006, there were 4.6 million, 2.3 million and 3.1 million unvested restricted shares and share grants, respectively.

        The Company's Convertible Senior Secured Notes became convertible into shares of the Company's common stock on February 8, 2007. As of December 31, 2008, 64.7 million shares were potentially issuable if all currently outstanding Notes were converted and 15.5 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Notes. As described in Note 9, Convertible Senior Secured Notes, certain anti-dilution provisions of the Notes were triggered on November 9, 2008 resulting in a reduction of the conversion price of the Notes. As a result, on November 9, 2008, an additional 16.1 million shares became

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Summary of Significant Accounting Policies (Continued)

potentially issuable if all currently outstanding Notes were converted and 3.9 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Notes. In the first quarter of 2009, the Company repurchased approximately $52.3 million par value of its Convertible Senior Secured Notes in the open market for approximately $14.8 million. These repurchases will reduce the amount of shares potentially issuable upon conversion of the Notes. See Note 18, Subsequent Event, for additional information.

        As of December 31, 2007, 48.6 million shares were potentially issuable if all outstanding Notes were converted and 11.6 million additional shares were potentially issuable upon conversion of additional notes that could have been issued as payment for interest on the Notes.

        There were also warrants outstanding at December 31, 2008, 2007 and 2006 to acquire 2.9 million common shares. These potentially issuable shares would further dilute investors when the options and warrants are exercised, the restricted share awards vest and the Notes are converted to common shares.

        Segment reporting—The Company operates in one business segment.

        Recent accounting pronouncements—In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and will be adopted by FiberTower in the first quarter of 2009. The Company is currently evaluating the potential impact, if any, of this pronouncement on its consolidated financial statements.

        In May 2008, the FASB issued FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1"). FSP APB 14-1 requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer's non-convertible debt borrowing rate. FSP APB 14-1 is effective for fiscal years and interim periods beginning after December 15, 2008 on a retroactive basis and will be adopted by FiberTower in the first quarter of 2009. The Company has determined that this will not impact its consolidated financial statements since its convertible debt may not be settled in cash upon conversion, except in lieu of fractional shares.

        In June 2008, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock ("EITF 07-5"). EITF 07-05 provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity's own stock. This determination is necessary for evaluating whether the instrument or feature is considered a derivative financial instrument under SFAS No. 133. EITF 07-05 is effective for fiscal years and interim periods beginning after December 15, 2008 and will be adopted by FiberTower in the first quarter of 2009. The Company is currently evaluating the potential impact, if any, that EITF 07-5 will have on its consolidated financial statements.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—Merger with First Avenue

        As described in Note 1, Organization and Business, Old FiberTower and First Avenue completed their merger on August 29, 2006. The merger of Old FiberTower and First Avenue has been accounted for as a reverse acquisition of First Avenue by Old FiberTower under the purchase method of accounting.

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

        The purchase consideration was allocated to the assets acquired and liabilities assumed based on management's analysis and estimates of their fair values. The purchase consideration, including the adjustment in the fourth quarter of 2007 to the deferred tax liability and goodwill described below, was allocated as follows (in thousands):

Amount
Cash and cash equivalents	$38,650
Certificates of deposit	20,327
Property and equipment	7,710
FCC licenses	342,000
Goodwill	233,986
Customer relationships intangible	3,000
Deferred tax liability	(93,561)
Other assets and liabilities, net	(2,469)

Total	$549,643

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—Merger with First Avenue (Continued)

        In 2007, the Company continued to refine its analysis of its deferred tax liability pursuant to EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. As part of this analysis, the Company adjusted the 2006 estimated tax rate to the 2006 actual tax rate which was lower than the estimate. This resulted in a decrease of $9.4 million to the deferred tax liability and required a corresponding decrease of $9.4 million to goodwill which was recorded in 2007. See Note 13, Income Taxes, for additional information.

        During the years ended December 31, 2008 and 2007, the Company recorded goodwill impairment charges of $86.1 million and $147.9 million, respectively. See Note 8, Impairment of Goodwill, for additional information. Goodwill is not deductible for tax purposes.

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

        The valuation of the FCC licenses was based on multiple methodologies applied to the 24 GHz and 39 GHz spectrum acquired including an income approach that discounted projected cash flows using a discount rate that took into account the risk associated with the Company's business model as well as an approach that valued the contribution of spectrum to the Company's business plan and previous spectrum sales including prior FCC auctions. The FCC licenses have been determined to have indefinite lives. During the fourth quarter of 2008, the Company recorded an impairment charge to its FCC licenses of $54.5 million. See Note 7, Impairment of FCC Licenses, for additional information. As a result of the impairment of FCC licenses, the deferred tax liability associated with the FCC licenses was reduced by $20.2 million for the tax impact of the impairment charge, with a corresponding recognition of an income tax benefit of $20.2 million. See Note 13, Income Taxes, for additional information.

        The valuation of the customer relationships was based on a discounted cash flow analysis. The customer relationship intangible asset is being amortized on a straight-line basis over 10 years. Amortization of the customer relationship intangible asset totaled $0.3 million, $0.3 million and $0.1 million in the years ended December 31, 2008, 2007 and 2006, respectively, and will amount to $0.3 million in each of the next five years.

        Pro Forma Financial Information—The following unaudited pro forma consolidated results of operations assume that the merger was completed as of the beginning of 2006 (in thousands, except per share data):

2006
Service revenues	$14,944
Operating loss	$(82,489)
Net loss	$(81,564)
Basic and diluted net loss per share	$(0.57)
Weighted average shares outstanding	143,239

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—Merger with First Avenue (Continued)

        This pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the merger occurred at the beginning of 2006.

Note 4—Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Network equipment	$249,238	$191,578
Internal-use computer software	4,767	2,731
Office equipment and other	2,907	2,753

	256,912	197,062
Less: accumulated depreciation and amortization	56,203	31,894

Property and equipment in-service, net	200,709	165,168
Construction-in-progress	35,876	75,631

Property and equipment, net	$236,585	$240,799

        Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service. Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $24.6 million, $18.2 million and $9.0 million, respectively.

        See discussion in Note 6, Impairment of Long-Lived Assets and Other Charges, regarding impairment charges recorded in 2008 and 2007 related to property and equipment.

Note 5—Restructuring Charges

        During 2008, the Company recorded a restructuring charge of $6.1 million as a result of the Company's decision during the second quarter of 2008 to restructure its operations to reflect changes in its strategic plans designed to reduce costs. The resultant restructuring charges reflect i) the Company's decision to cease market development activities in the Carolina's market resulting in an exit plan for its site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with the Company's current network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey.

        The Company accounted for its exit plan for operating leases in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The Company accounted for the termination benefits under the workforce reduction in accordance with SFAS No. 112, Employer's Accounting for Post-employment Benefits. The restructuring charges are included in

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 5—Restructuring Charges (Continued)

operating expenses on the consolidated statements of operations and are summarized as follows (in thousands):

	Operating Leases	Workforce Reduction	Total
Balance at December 31, 2007	$—	—	$—
Restructuring charges	4,462	1,625	6,087
Cash payments	(790)	(1,519)	(2,309)

Balance at December 31, 2008	3,672	106	3,778

        The accrued restructuring costs associated with the contract terminations of the operating leases are expected to be paid over the remaining lease term, which generally approximates four years, or shorter period as payoff arrangements are concluded. The accrued restructuring costs associated with the workforce reduction are expected to be paid before the end of the first quarter of 2009.

Note 6—Impairment of Long-Lived Assets and Other Charges

        Construction of the Company's network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. The Company regularly assesses the realizability of costs accumulated in construction-in-progress as it executes its network build-out plans. During the year ended December 31, 2008 the Company recorded an impairment charge of $16.3 million related to this process. In 2007, the Company conducted a re-design and implementation of enhanced internal controls associated with property and equipment that was completed in the fourth quarter of 2007. As a result of this effort and the Company's normal realizability assessment process, the Company recorded an impairment charge of $12.4 million in 2007 to reduce network equipment and construction-in-progress to net realizable value. These impairment charges are included in cost of service revenues for the years ended December 31, 2008 and 2007.

        Also, during 2007, the Company suspended development activities in the Carolina's market where the Company had not yet generated billing customers. Third party project management fees and construction costs, capitalized as construction-in-progress, had an aggregate net carrying value of $4.4 million and had no alternative use or salvage value. Therefore, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company considered these long-lived assets to be impaired. The resultant long-lived asset impairment charge of $4.4 million is included in cost of service revenues for the year ended December 31, 2007.

        In connection with the suspension of development activities in this market, the Company paid contract termination costs and one-time termination benefits totaling $0.2 million. These were accounted for in accordance with SFAS 146 and have been included in cost of service revenues for the year ended December 31, 2007.

        Cost of service revenues also includes $0.1 million, $0.6 million and $0.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, of long-lived asset impairment charges related to the decommissioning of sites.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 7—Impairment of FCC Licenses

        At December 31, 2007 and through September 30, 2008, the Company's FCC Licenses had a carrying value of $342.0 million which was based on a valuation of First Avenue's assets that was prepared in connection with the First Avenue/FiberTower merger. See Note 3, Merger with First Avenue, for additional information. As discussed in Note 2, Summary of Significant Accounting Policies, the Company considers the FCC licenses to have an indefinite useful life under the provisions of SFAS 142.

        Recoverability of the carrying value of FCC licenses is dependent on numerous factors, including successful deployment of networks and radio links or sales of such assets to a third party. The Company performs an impairment test on these assets on an annual basis or more frequently if events and circumstances indicate the assets might be impaired. The Company estimates the fair value of its FCC licenses using a discounted cash flow model. Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management's estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Other assumptions include the weighted average cost of capital and long-term rate of growth for the Company's business. The most significant assumptions within the Company's discounted cash flow model are the discount rate, the Company's projected growth rate, costs to build and operate the network and management's future business plans. A change in management's future business plans or disposition of one or more FCC licenses could result in the requirement to test the FCC licenses for impairment.

        For the FCC license impairment test performed as of November 1, 2008, it was determined that the fair value of the FCC licenses was less than its carrying value. Consequently, the carrying value of FiberTower's FCC licenses was reduced by $54.5 million in the fourth quarter of 2008 to $287.5 million at December 31, 2008. Further impairment evaluations of our FCC licenses could lead to additional material impairment charges.

        As a result of the impairment of FCC licenses, the deferred tax liability associated with the FCC licenses was reduced by $20.2 million for the tax impact of the impairment charge with a corresponding recognition of an income tax benefit of $20.2 million. See Note 13, Income Taxes, for additional information.

Note 8—Impairment of Goodwill

        At December 31, 2006, the carrying value of the Company's goodwill of $243.4 million related to the merger of First Avenue and Old FiberTower and was determined by purchase price allocation. This allocation was based on management's analysis and estimates of the fair values of First Avenue's tangible and intangible assets acquired and liabilities assumed. See Note 3, Merger with First Avenue, for additional information.

        As a result of a decline in the Company's market capitalization below the carrying value of its equity during the quarter ended September 30, 2007, the Company believed an indicator of impairment existed and, accordingly, performed an interim review of the value of its goodwill. In the quarter ended September 30, 2007, the Company concluded that the carrying value of goodwill was impaired and recorded an impairment charge of $61.4 million. In the fourth quarter of 2007, the Company decreased the amount allocated to goodwill in connection with the merger with First Avenue by $9.4 million which required a corresponding decrease to the deferred tax liability. See Note 3, Merger with First Avenue and Note 13, Income Taxes, for additional information.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—Impairment of Goodwill (Continued)

        During the fourth quarter of 2007, the Company performed its annual impairment test of the value of its goodwill. The Company concluded that the carrying value of goodwill was further impaired and recorded an additional impairment charge of $86.5 million, reducing the fair value of goodwill to $86.1 million at December 31, 2007.

        As a result of a further decline in the Company's market equity value during the quarter ended March 31, 2008, the Company believed an indicator of further impairment existed and, accordingly, performed an interim review of the value of its goodwill. In the quarter ended March 31, 2008, the Company concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the fair value of goodwill to zero.

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

        The goodwill impairment charges of $86.1 million and $147.9 million in 2008 and 2007, respectively, are included in operating expenses on the consolidated statements of operations.

Note 9—Convertible Senior Secured Notes

        On November 9, 2006, the Company completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes ("Notes") that mature on November 15, 2012. The Notes were sold to the initial purchasers in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The Notes are fully guaranteed, jointly and severally, by the Company and each of its subsidiaries.

        The Notes bear interest at a coupon rate of 9% per annum, payable semi-annually in arrears in cash on May 15 and November 15 each year. As required by the indenture governing the Notes, the Company used $68.5 million of the net proceeds to acquire U. S. Treasury securities to provide for the payment, in full, of the first four semi-annual interest payments. These securities may only be used to pay the interest or other payments required by the indenture and are reflected as restricted investments in the consolidated balance sheet as of December 31, 2007. In May and November of 2008 and 2007, the Company made its first four semi-annual interest payments totaling $36.2 million in 2008 and $36.8 million in 2007 out of these restricted investments.

        Subject to certain conditions, commencing May 15, 2009, the Company has the option, with notice required to be given by April 2009 with respect to the first of such interest payments, of making any or all of the four semi-annual interest payments due in 2009 and 2010 with additional Notes in lieu of cash. The interest rate applicable to any such interest payments made in additional Notes will be 11%. Thereafter, the interest on the Notes would be payable only in cash. The Company's Board of Directors has approved the payment of the May 2009 interest payment in additional Notes.

        If not redeemed or converted prior to maturity, the Company will be required to repay the Notes for 125.411% of their initial principal amount, or $504.8 million. The Company is accreting the principal premium ratably over the six-year period until the Notes mature and is recognizing such

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 9—Convertible Senior Secured Notes (Continued)

accretion as additional interest expense. The effect of this accretion is to increase the effective yield to the holders to 12% per annum based on the par value of the Notes.

        In the first quarter of 2009, the Company repurchased approximately $52.3 million par value of its Convertible Senior Secured Notes in the open market for approximately $14.8 million. See Note 18, Subsequent Event, for additional information.

        The Notes and related guarantees are secured by a first priority pledge of substantially all of the assets of the Company and its subsidiaries and by a first priority pledge of the stock of all of its subsidiaries, subject, in each case, to any prior lien to secure a working capital facility, if any, of up to $50.0 million. The Notes rank pari passu in right of payment to all of the Company's and its subsidiaries' existing and future senior indebtedness and senior to all of the Company's and its subsidiaries' existing and future subordinated indebtedness.

        The Notes are not redeemable by the Company before November 15, 2010. If the Company's common stock exceeds specified trading values and trading volumes for specified periods of time, the Company may redeem any of the Notes, in whole or in part at any time on or after November 15, 2010, at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest.

        The Notes may be converted into shares of the Company's common stock at an effective conversion price which was originally $8.29 per share. This conversion price was subject to adjustment under certain circumstances which resulted in a reduction to the conversion price of the Notes on November 9, 2008 as described below. Holders who convert their Notes prior to November 15, 2009 or convert their Notes in connection with certain designated events related to consolidations and mergers that occur on or prior to November 15, 2010 will receive a make-whole premium.

        The Notes contain certain anti-dilution provisions that would cause the conversion price of the Notes to be reduced (i) upon the Company issuing or selling common stock or other securities convertible into common stock at an effective weighted average price per share below the then-effective conversion price with aggregate proceeds of $25.0 million or more prior to November 9, 2008; and (ii) if the Company had not consummated common stock issuances or sales for aggregate proceeds of at least $50.0 million by November 9, 2008. As the Company did not issue or sell common stock for aggregate proceeds of at least $50.0 million by November 9, 2008, the anti-dilution provisions of the Notes were triggered on November 9, 2008.

        The number of common shares that could be issued was increased as a result of the anti-dilution provisions of the Notes being triggered before conversion which increase was capped at a 33% increase in the total number of shares. Therefore, the triggering of the anti-dilution provisions resulted in a reduction to the conversion price of the Notes to $6.22 per share. This resulted in 20.0 million additional shares which could be potentially issuable if all currently outstanding Notes were converted and upon conversion of additional notes that could be issued as payment for interest on the Notes. See Net loss per share in Note 2, Summary of Significant Accounting Policies, for additional information.

        The Notes contain covenants, including, but not limited to, restrictions on the Company's future indebtedness and the payment of dividends. As of December 31, 2008, the Company is in compliance with all of the covenants.

        If certain designated events occur prior to maturity, the holders may require the Company to repurchase all or part of their Notes for cash at a repurchase price equal to 101% of their aggregate

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 9—Convertible Senior Secured Notes (Continued)

accreted principal amount, plus accrued and unpaid interest and liquidated damages, if any. One of these designated events would be if the Company's common stock is delisted from Nasdaq and the Company is unable to relist its common stock on Nasdaq or another national securities exchange within ninety days. The Company's common stock is currently trading below the minimum closing bid price of $1.00 per share required by Nasdaq for continued listing. Nasdaq has suspended this rule through April 17, 2009.

        The Company concluded that the embedded feature related to the make-whole premium, designated event make-whole premium and holder put option upon the occurrence of certain designated events, qualify as derivatives and should be bundled as a compound embedded derivative ("Derivative") under SFAS 133.

        The carrying value of the Derivative as of December 31, 2008 and 2007 was zero. The change in carrying value of the Derivative for the year ended December 31, 2007 totaled $0.6 million and from the date of issuance of the Notes through December 31, 2006 totaled $1.1 million. This has been recorded as miscellaneous income, net in the consolidated statements of operations.

        The carrying value of the Notes is comprised of the following (in thousands):

	Year Ended December 31,
	2008	2007
Convertible senior secured notes	$401,383	$401,383
Accretion	28,934	14,395

	$430,317	$415,778

        See Note 10, Fair Value Disclosures, for disclosure of the fair value of the Company's Notes and Derivative.

Note 10—Fair Value Disclosures

        As discussed in Note 2, Summary of Significant Accounting Policies, the Company adopted SFAS 157 on January 1, 2008. The following table presents information about the Company's assets measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Cash and cash equivalents	$154,357	(1)	$—	$—	$154,357
Restricted cash	477	(2)	—	—	477

Total	$154,834		$—	$—	$154,834

(1)
Includes $147.2 million of money market mutual funds which invest in U.S. Government securities.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 10—Fair Value Disclosures (Continued)

(2)
Consists of certificates of deposit which collateralize letters of credit.

        The aggregate fair value of the Company's Convertible Senior Secured Notes, determined based on quoted prices, was approximately $86.5 million as of December 31, 2008, compared to the aggregate carrying value of the Notes at such date of $430.3 million. In the first quarter of 2009, the Company repurchased approximately $52.3 million par value of its Convertible Senior Secured Notes in the open market for approximately $14.8 million. See Note 18, Subsequent Event, for additional information. The fair value of the Derivative as of December 31, 2008 was zero. The Company monitors the fair value of the Derivative each reporting period and records changes in fair value through charges or credits to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes on the balance sheet. The value of the Derivative fluctuates based on changes in several factors including the trading price of the Company's common stock, passage of time and other events described in the Notes. These value changes could be significant.

Note 11—Leasing Arrangements

        Future minimum lease payments under operating leases with non-cancelable terms in excess of one year were as follows as of December 31, 2008 (in thousands):

Years ending December 31,
2009	$33,379
2010	31,628
2011	29,019
2012	24,690
2013	21,946
Thereafter	58,219

Total minimum lease payments	$198,881

        Rent expense under all operating leases, including one-time setup charges from fiber service providers, for the years ended December 31, 2008, 2007 and 2006, was $37.5 million, $29.2 million, and $15.6 million, respectively. Payments under the Company's operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis.

Note 12—Stockholders' Equity and Stock-Based Compensation

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

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—Stockholders' Equity and Stock-Based Compensation (Continued)

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

        On August 29, 2008 and August 29, 2007, pursuant to the terms of the Stock Incentive Plan that allow for an annual increase in the aggregate authorized shares available for grant, an additional 2.3 million and 2.2 million shares, respectively, became available under the Stock Incentive Plan, for a total number of shares reserved for issuance under the Stock Incentive Plan of 27.8 million shares. On November 12, 2008, the Stock Incentive Plan was amended to limit the number of restricted shares

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—Stockholders' Equity and Stock-Based Compensation (Continued)

granted to non-employee directors pursuant to the automatic annual rewards described above to no more than 0.7% of the number of fully diluted outstanding shares of the Company's common stock as of the date of such grant.

        A summary of the Company's stock option activity in 2008 and 2007 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Balance at December 31, 2006	9,613	$5.46	5.0	$14,150
Granted	148	$4.74
Cancelled	(1,231)	$6.37
Exercised	(1,290)	$1.37		$4,132

Balance at December 31, 2007	7,240	$6.02	4.2	$1,947
Granted	1,183	$1.43
Cancelled	(3,969)	$6.96
Exercised	(578)	$0.62		$520

Balance at December 31, 2008	3,876	$4.46	4.0	$—

Exercisable at December 31, 2008	2,037	$5.38	4.0	$—

        Options outstanding that are vested or are expected to vest are as follows:

	Number of Options (000s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000s)
Vested	2,037	$5.38	4.0	$—
Options expected to vest	1,771	$3.33	3.9	—

Total	3,808	$4.43	4.0	$—

        Based on the Company's closing stock price of $0.16 at December 31, 2008, there were no in-the-money options.

        The fair value of the options granted was determined using a Black-Scholes- Merton option pricing model and the assumptions set forth below:

	Year Ended December 31,
	2008	2007
Expected life of options	3.58 years	3.75 years
Volatility	67% – 70%	63% – 70%
Risk-free interest rate	2.27% – 2.98%	3.80% – 4.78%
Expected dividend yield	0.00%	0.00%

        The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2008 and 2007 was $0.73 per share and $2.57 per share, respectively.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—Stockholders' Equity and Stock-Based Compensation (Continued)

        As of December 31, 2008, there was approximately $2.6 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

        The aggregate fair value of options that have been accounted for under SFAS 123R and that vested during the years ended December 31, 2008 and 2007 was $1.6 million and $3.6 million, respectively.

        In connection with the merger of First Avenue with Old FiberTower, the Company agreed to provide certain severance benefits, including cash compensation and the acceleration of vesting of 50% of the then outstanding stock options, to any of Old FiberTower's officers who were actually or constructively terminated within 12 months of the merger. During the year ended December 31, 2007, one executive of Old FiberTower terminated employment and options for 31,068 shares were accelerated under this agreement. During the year ended December 31, 2006, four executives of Old FiberTower terminated employment and options for 109,880 shares were accelerated under this agreement. Share-based payment expense of $0.2 million was recorded in connection with these option modifications in 2006 with none recorded in 2007.

        Certain of the Company's key employees' stock option and restricted share agreements provide that, upon a change in control of the Company, 100% of the stock options and restricted shares granted to such employees will be fully vested.

        Unless otherwise stipulated by the Board of Directors, restricted stock awards to employees under the Stock Incentive Plan vest over a four-year period from the grant date. During 2008, 2007 and 2006, restricted stock awards to certain directors vested immediately, including the annual awards to each non-employee director, while other restricted stock awards vested over periods of less than four years, as stipulated in the respective award agreements. Prior to vesting, the restricted stock awards have voting rights and are entitled to dividends. Therefore, such shares are considered outstanding for financial reporting purposes, but are included in the net loss per share computations only to the extent vested.

        A summary of the Company's restricted stock award activity in 2008 and 2007 is as follows:

	Number of Shares (000s)	Weighted Average Grant Date Per Share Fair Value
Balance at December 31, 2006	3,042	$7.65
Granted	346	$4.53
Vested	(691)	$7.46
Cancelled	(352)	7.52

Balance at December 31, 2007	2,345	$7.27
Granted	5,900	$1.54
Vested	(1,449)	$3.32
Cancelled	(2,199)	$4.54

Balance at December 31, 2008	4,597	$2.47

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—Stockholders' Equity and Stock-Based Compensation (Continued)

        As of December 31, 2008, there was approximately $7.7 million of unrecognized compensation cost related to the restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.5 years. The aggregate intrinsic value of the restricted stock outstanding at December 31, 2008 was $0.7 million.

        Common stock share grants—The Board of Directors of Old FiberTower awarded an aggregate of 189,692 shares at a fair value of $11.16 per share to three executives and one director that became effective upon the completion of the merger with First Avenue discussed in Notes 1 and 3. The executives' shares aggregating 142,269 shares fully vested in 2006 and the director's shares fully vested in March 2007. The Company recorded share-based payment expense of $2.1 million during the year ended December 31, 2006 in connection with these common stock share grants. As of December 31, 2006, there was approximately $50,000 of unrecognized compensation cost related to these common stock share grants. This compensation cost was recognized during the first quarter of 2007.

        In December 2006, the Company issued 30,000 shares to a consultant in exchange for services rendered. The fair value of such shares at the date of issuance of $0.2 million was charged to general and administrative expense in 2006.

        The employee and non-employee stock-based compensation expense was recorded in the consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Cost of service revenues	$2,090	$1,674	$1,145
Sales and marketing	1,045	1,593	675
General and administrative	3,139	5,883	4,582

Total	$6,274	$9,150	$6,402

        In 2008, the Company reversed $0.9 million of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction discussed at Note 5, Restructuring Charges.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—Stockholders' Equity and Stock-Based Compensation (Continued)

        In addition, the Company capitalized $0.1 million, $0.4 million and $0.2 million of stock-based compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively, in connection with co-location site acquisition and network construction activities.

        Warrants—FiberTower assumed warrants in connection with its merger with First Avenue. The following table summarizes information about the warrants as of December 31, 2008:

			Warrants Exercisable
Warrants Outstanding			Weighted Average Remaining Contractual Life (Years)		Weighted Average Exercise Price Per Share
Exercise Price Per Share	Warrants Outstanding (000s)	Expiration Date		Number Exercisable (000s)
$1.84	306	January 2009	0.1	306	$1.84
$7.25	2,574	December 2014	6.0	2,574	$7.25

  Common Stock Reserved for Future Issuance

        Shares of common stock reserved for future issuance at December 31, 2008 were as follows (in thousands):

Convertible senior secured notes	80,165
Warrants	2,880
Stock options and restricted shares	21,141

Total shares reserved	104,186

Note 13—Income Taxes

        A reconciliation of FiberTower's effective income tax rate as a percentage of net loss before income taxes and the federal statutory tax rate for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006
Federal income tax at statutory tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes net of federal benefit	(6.2)%	3.9%	(5.2)%
Impairment of FCC licenses	(7.1)%	—	—
Nondeductible items and other	12.4%	18.1%	0.7%
Impact of valuation allowance	28.4%	13.0%	39.5%

Effective tax rate	(7.5)%	0.0%	0.0%

        In the year ended December 31, 2008, the Company recorded an income tax benefit of $20.2 million, with a corresponding decrease to the deferred tax liability as a result of the impairment of FCC licenses. See Note 7, Impairment of FCC Licenses, for additional information. The deferred tax liability for FCC licenses effects tax expense for increases or decreases as the FCC licenses are indefinite lived assets for book purposes. Accordingly, the associated deferred tax liability cannot be

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 13—Income Taxes (Continued)

utilized in the determination of the valuation allowance required for deferred tax assets due to uncertainty regarding realization.

        The provision (benefit) for income taxes consists of the following (in thousands):

2008
Federal:
Current	$—
Deferred	(19,077)

(19,077)

State:
Current	—
Deferred	(1,112)

(1,112)

Total	$(20,189)

        In 2007 and 2006, the Company recorded no income tax provision.

        Deferred tax assets and liabilities at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$238,528	$193,314
Interest accretion on notes	12,159	6,831
Property and equipment	4,918	4,210
Other	10,006	3,326

Total deferred tax assets	265,611	207,681
Deferred tax liability—Federal impact—state taxes	(12,677)	(30,215)

Deferred tax assets	252,934	177,466
Valuation allowance	(252,934)	(177,466)

Net deferred tax assets	$—	$—

Deferred tax liability—intangible assets	$(73,372)	$(93,561)

        SFAS 109, Accounting for Income Taxes, requires income taxes to be accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. In estimating future tax consequences, the Company generally takes into account all expected future events then known to it, other than changes in the tax law or rates, which are not permitted to be considered. The Company records a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based on management's best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for and amount of the allowance is subject to

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 13—Income Taxes (Continued)

adjustment in the future. Specifically, in the event the Company were to determine that it would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. The valuation allowance does not alter the Company's ability to utilize the underlying tax net operating loss carryforwards in the future, the utilization of which is limited to achieving future taxable income. Accordingly, the Company recorded a full valuation allowance against the net deferred tax assets at December 31, 2008 and 2007.

        During the year ended December 31, 2008, the Company increased the valuation allowance by $75.5 million primarily due to the net operating loss of the business in 2008. A majority of the valuation allowance relates to tax benefits associated with the merger with First Avenue and the change in balances of the reserve accounts. See Note 1, Organization and Business and Note 3, Merger with First Avenue, for additional information.

        At December 31, 2008, the Company had net operating loss carryforwards of approximately $1,707 million for federal income tax purposes. These net operating loss carryforwards begin to expire in 2016 and fully expire in 2028. During 2007, the Company completed an analysis pursuant to Section 382. The analysis indicated that there will be approximately $1,137.5 million of net operating losses that will expire unused due to the Section 382 limitation. Utilization of the net operating loss carryforwards may be subject to a further substantial annual limitation due to historical or future ownership change rules provided by Section 382.

        In 2007, the Company continued to refine its analysis of its deferred tax liability recognized in connection with the merger, pursuant to EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. As part of this analysis, the Company adjusted the 2006 estimated tax rate to the 2006 actual tax rate which was lower than the estimate. This resulted in a decrease of $9.4 million to the intangible assets deferred tax liability and required a corresponding decrease of $9.4 million to goodwill which was recorded in 2007.

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

        The Company's balance of unrecognized income tax benefits for uncertain tax positions at January 1, 2007, December 31, 2007 and December 31, 2008 was zero. Additionally, there were no changes, either increases or decreases, in the balance during 2008 or 2007. As such, the Company has not accrued any interest or penalties on such positions. Furthermore, at such time an unrecognized tax benefit is recorded, the Company will classify interest and penalties as part of income tax expense.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 13—Income Taxes (Continued)

        The statute of limitations for federal and state tax purposes are generally three and four years respectively; however, the Company continues to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. All years since inception are open to tax examinations.

Note 14—Retirement Savings Plan

        The Company maintains a 401(k) retirement savings plan (the "Savings Plan") for its permanent employees. Each participant in the Savings Plan may elect to contribute a percentage of his or her annual compensation to the Savings Plan, up to a specified maximum amount per year. The Company, at its discretion, may also make contributions to the Savings Plan. The Company made no contributions to the Savings Plan during the years ended December 31, 2008 and 2007. The Company made a $0.1 million contribution to the Savings Plan during the year ended December 31, 2006.

Note 15—Related Party Transactions

        During the years ended December 31, 2008 and 2007, the Company leased colocation space from certain stockholders that (i) own greater than 10% of the Company's outstanding equity securities and/or (ii) have representatives who serve on the Company's Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such years. The aggregate operating expenses included in the accompanying consolidated statements of operations for years ended December 31, 2008, 2007 and 2006, pertaining to these lease and service arrangements, were approximately $3.0 million, $2.1 million and $1.7 million, respectively.

        An individual affiliated with an entity holding approximately 18% of the Company's outstanding common stock as of December 31, 2008 serves on the Company's Board of Directors. A company controlled by a member of the Company's Board of Directors periodically serves as a consultant to a holder of approximately 7% of the Company's common stock as of December 31, 2008 regarding its investments, including its holdings in the Company.

        The Chairman of the Company's Board of Directors serves as a director of Tessco Technologies Incorporated. Tessco supplies the Company with various materials which are used in the business operations. During 2008, 2007 and 2006, the Company paid Tessco approximately $0.2 million, $0.8 million and $0.7 million, respectively. There was an additional $0.1 million in unpaid and uninvoiced balances at December 31, 2008.

Note 16—Guarantees and Other Contingencies

        Regulatory Matters—The Company is subject to significant FCC regulation, some of which is in a state of flux due to challenges to existing rules and proposals to create new rules. Such regulation is subject to different interpretations and inconsistent application and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rates, rights-of-way and zoning matters. Management believes that resolution of any such disputes will not have a material adverse impact on the Company's consolidated financial position.

        License Renewal—Like most other FCC licenses, the 24 GHz and 38.6-40.0 GHz (39 GHz) wide-area licenses which the Company holds were granted for an initial ten-year term with renewal dates ranging from 2007 to 2014. The Company holds two types of 39 GHz licenses which cover either

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 16—Guarantees and Other Contingencies (Continued)

rectangular service areas ("RSAs"), or economic areas ("EAs"). On October 1, 2008, the FCC released an order governing all of the 566 Company-held 39 GHz licenses. The Company's RSA 39 GHz licenses with 2007 expiration dates received either ten-year renewals or construction extensions until June 1, 2012 from the FCC. All of the Company's RSA licenses located in the Company's top 50 markets met the FCC's construction standard and, consequently, were renewed for ten years along with some licenses in smaller markets that were protected due to spectrum lease or other construction activity. All of the Company's remaining RSA licenses, totaling 183 (which held expiration dates of 2007 through 2010), and all of the Company's EA licenses (which held 2010 expiration dates), received an extension until June 1, 2012 to demonstrate "substantial service" as defined by the FCC. The licenses renewed or extended represent over 1.15 billion spectrum Points of Presence, or PoPs, in total.

        To obtain renewal of a license, the licensee must demonstrate that, at the time of renewal, it either met a "safe harbor" build-out requirement or that it has provided "substantial service" as determined by the FCC. What level of service is considered "substantial" will vary depending upon the type of product offering by the licensee. The FCC has provided specific safe harbor guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the license area. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering service to underserved consumers.

        Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service through meeting the safe harbor build-out requirement, or through other means, with respect to a license for which renewal is sought, the renewal will not be granted and the license will expire. The Company is required, or expected to be required, to demonstrate substantial service by June 1, 2012 for the majority of its 39 GHz licenses, and by 2017 for the others. The Company is required to demonstrate substantial service for all of its 24 GHz licenses by February 1, 2011, except for one, which requires such a showing in 2014. The Company does not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of its 24 GHz and 39 GHz licenses, which require renewal applications or showings mostly in the 2011 – 2014 time period. The Company believes that its licenses will be renewed based on its significant network investment and expanding geographic coverage. However, since the Company is required to demonstrate substantial service at the time licenses are renewed, the FCC has little precedent in the 24 GHz and 39 GHz bands ,and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

        The Company continues to meet regularly with the FCC and is committed to present data on the Company's significant network investment and expanding geographic coverage to make the spectrum bands viable and able to provide substantial service at renewal and in the long term. The Company continues to believe that it will meet the substantial service requirements necessary for renewal at the appropriate deadlines and will continue to engage the FCC on this subject.

        Other guarantees—From time to time, the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities and for other claims arising from the

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 16—Guarantees and Other Contingencies (Continued)

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

Note 17—Selected Quarterly Financial Information (Unaudited)

        FiberTower's 2008 and 2007 unaudited selected consolidated quarterly financial information is as follows (in thousands except per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31
2008
Service revenues	$9,706	$11,868	$13,383	$14,270
Cost of service revenues	$21,037	$24,797	$16,704	$17,270
Loss from operations	$(110,741)	$(31,498)	$(15,399)	$(70,218)
Net loss	$(120,000)	$(41,464)	$(25,675)	$(62,690)
Basic and diluted net loss per share	$(0.83)	$(0.29)	$(0.18)	$(0.43)
2007
Service revenues	$5,420	$6,191	$7,264	$8,269
Cost of service revenues	$11,491	$14,141	$18,296	$28,147
Loss from operations	$(19,128)	$(19,912)	$(85,162)	$(122,013)
Net loss	$(25,838)	$(26,601)	$(90,639)	$(129,069)
Basic and diluted net loss per share	$(0.18)	$(0.19)	$(0.63)	$(0.90)

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 17—Selected Quarterly Financial Information (Unaudited) (Continued)

        Loss from operations and net loss included the following impairment and restructuring charges (in thousands except per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31
2008
Impairment of long-lived assets and other charges	$(4,816)	$(8,617)	$(885)	$(2,121)
Restructuring charges	$—	$(5,524)	$(438)	$(125)
Impairment of FCC Licenses	$—	$—	$—	$(54,505)
Impairment of goodwill	$(86,093)	$—	$—	$—
Income tax benefit	$—	$—	$—	$20,189
Basic and diluted net loss per share	$(0.63)	$(0.10)	$(0.01)	$(0.25)
2007
Impairment of long-lived assets and other charges	$(164)	$(502)	$(4,966)	$(11,929)
Impairment of goodwill	$—	$—	$(61,407)	$(86,486)
Basic and diluted net loss per share	$(0.00)	$(0.00)	$(0.46)	$(0.68)

Note 18—Subsequent Event

        In the first quarter of 2009, the Company repurchased in the open market, approximately $52.3 million par value of its Convertible Senior Secured Notes ("Notes"). The purchases were at an average price of approximately $28 per $100 of par value, for approximately $14.8 million in cash plus accrued but unpaid interest. The repurchase of the Notes will result in the recognition of a gain on extinguishment of debt in the quarter ended March 31, 2009 of approximately $40.3 million, net of a reduction of approximately $1.2 million in unamortized debt issuance costs. This early retirement of debt will result in a reduction of annualized interest expense of approximately $4.7 million. The Company may from time to time repurchase or retire additional amounts of its outstanding Notes. The Company will evaluate such transactions, if any, in light of the then-existing market conditions.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We do not have any disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

        As of December 31, 2008, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (ii) is accumulated and communicated to FiberTower's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

(b) Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included at Item 9A(d) below.

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within FiberTower have been detected.

2007 Material Weakness

        Management reported a material weakness in both design and operating effectiveness of internal control over financial reporting in our Annual Report on Form 10-K for the year ended December 31, 2007. This material weakness related to ineffective controls over the accounting for property and equipment. As part of the evaluation of controls for the year ended December 31, 2008, the process and controls over property and equipment were documented, evaluated and tested and management believes the material weakness in control identified in the prior year's assessment has been remediated.

(c) Changes in Internal Control over Financial Reporting

        During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
FiberTower Corporation

        We have audited FiberTower Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FiberTower Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, FiberTower Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FiberTower Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, convertible preferred stock and stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2008 of FiberTower Corporation and our report dated March 13, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Francisco, California
March 13, 2009

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information regarding Directors, Executive Officers and Corporate Governance required by Item 10 is incorporated by reference to our proxy statement for our 2009 Annual Meeting of Stockholders, which we refer to as our 2009 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        The information regarding Executive Compensation required by Item 11 is incorporated by reference to our 2009 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by Item 12 is incorporated by reference to our 2009 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information regarding Certain Relationships and Related Transactions and Director Independence required by Item 13 is incorporated by reference to our 2009 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information regarding Principal Accountant Fees and Services required by Item 14 is incorporated by reference to our 2009 Proxy Statement.

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

FIBERTOWER CORPORATION
Date: March 13, 2009	By:	/s/ THOMAS A. SCOTT Thomas A. Scott Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KURT J. VAN WAGENEN Kurt J. Van Wagenen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2009
/s/ THOMAS A. SCOTT Thomas A. Scott	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2009
/s/ JOHN D. BELETIC John D. Beletic	Chairman and Director	March 13, 2009
/s/ RANDALL HACK Randall Hack	Director	March 13, 2009
/s/ MARK E. HOLLIDAY Mark E. Holliday	Director	March 13, 2009
/s/ JOHN KELLY John Kelly	Director	March 13, 2009
/s/ JOHN B. MULETA John B. Muleta	Director	March 13, 2009
/s/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 13, 2009
/s/ NEIL S. SUBIN Neil S. Subin	Director	March 13, 2009

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated May 14, 2006, among First Avenue Networks, Inc., FiberTower Corporation and Marlin Acquisition Corporation (incorporated by reference to Registrant's current report on Form 8-K filed on May 18, 2006).
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

Exhibit No.	Exhibit
10.1	First Amendment to Senior Secured Note and Class A Warrant Purchase Agreement, dated January 26, 2004, among the Company and the Purchasers named in Schedule I thereto (incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K filed on January 29, 2004).
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
*10.10
Form of Restricted Stock Agreement under First Avenue Networks, Inc. Stock Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's annual report on Form 10-K for the year ended December 31, 2006).
*10.11
FiberTower Corporation Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.9 to the Registrant's registration statement on Form S-8 (Reg. No. 333-137040) filed on August 31, 2006).
*10.12
Form of Stock Option Agreement under FiberTower Corporation Amended and Restated Stock Option Plan (incorporated by reference to Exhibit 4.10 to the Registrant's registration statement on Form S-8 (Reg. No. 333-137040) filed on August 31, 2006).
†*10.13	Amended and Restated FiberTower Corporation Stock Incentive Plan as amended as of November 12, 2008.
*10.14
Letter Agreement, dated February 11, 2008, by and between the Company and Thomas A. Scott (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on February 13, 2008).
*10.15
Letter Agreement, dated February 11, 2008, by and between the Company and Ravi Potharlanka (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on February 13, 2008).

Exhibit No.	Exhibit
*10.16	Executive Employment Agreement, dated April 9, 2008, between Kurt J. Van Wagenen and FiberTower Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on April 14, 2008).
*10.17
Letter Agreement, dated April 9, 2008, between Kurt J. Van Wagenen and FiberTower Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on April 14, 2008).
†*10.18	Separation Agreement and General Release, dated August 28, 2008, between Michael Finlayson and FiberTower Corporation.
†10.19	Form of Indemnification Agreement with Directors
†21.1	List of subsidiaries
†23.1	Consent of Independent Registered Public Accounting Firm
†31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
†31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
†32.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
†32.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†
Filed herewith

*
Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.