Form 10-Q
period 2009-03-31
FiberTower CORP
filed 2009-05-08
CIK 1010286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 000-21091

FIBERTOWER CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	52-1869023
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):  Yes  ☐   No  ☐.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 151,593,519 shares of its common stock outstanding as of April 30, 2009.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	March 31, 2009	December 31, 2008
Assets:
Current assets:
Cash and cash equivalents	$125,249	$154,357
Restricted cash, current portion	490	343
Accounts receivable, net of allowances of $115 and $37 at March 31, 2009 and December 31, 2008, respectively	5,862	6,652
Prepaid expenses and other current assets	2,001	2,502
Total current assets	133,602	163,854
Restricted cash, net of current portion	134	134
Property and equipment, net	231,876	236,585
FCC licenses	287,495	287,495
Debt issuance costs, net	7,636	9,599
Intangible and other long-term assets, net	3,707	3,802
Total assets	$664,450	$701,469

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,376	$3,826
Accrued compensation and related benefits	2,215	2,052
Accrued interest payable	13,761	4,628
Other accrued liabilities	1,649	1,984
Current portion of accrued restructuring costs	1,229	1,342
Total current liabilities	21,230	13,832
Other liabilities	1,748	1,419
Deferred rent	6,519	6,175
Asset retirement obligations	4,170	4,048
Long-term accrued restructuring costs, net of current portion	2,236	2,436
Convertible senior secured notes	358,654	430,317
Deferred tax liability	71,904	73,372
Total liabilities	466,461	531,599
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 151,598 and 150,520 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	152	151
Additional paid-in capital	795,501	794,095
Accumulated deficit	(597,664)	(624,376)
Total stockholders’ equity	197,989	169,870
Total liabilities and stockholders’ equity	$664,450	$701,469

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
Service revenues	$14,719	$9,706
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	14,038	16,322
Cost of service revenues - impairment of long-lived assets and other charges	103	4,816
Sales and marketing	993	1,925
General and administrative	6,143	6,272
Depreciation and amortization	7,023	5,120
Impairment of goodwill	—	86,093
Total operating expenses	28,300	120,548
Loss from operations	(13,581)	(110,842)
Other income (expense):
Interest income	154	2,341
Interest expense	(15,115)	(11,472)
Gain on early extinguishment of debt, net	53,671	—
Miscellaneous income (expense), net	115	(27)
Total other income (expense), net	38,825	(9,158)
Income (loss) before income taxes	25,244	(120,000)
Income tax benefit	1,468	—
Net income (loss) before income taxes	$26,712	$(120,000)

Basic and diluted net income (loss) per share	$0.18	$(0.83)

Weighted average number of shares used in per share amounts:
Basic and diluted	146,745	144,044

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income (loss)	$26,712	$(120,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	7,023	5,120
Gain on early extinguishment of debt, net	(53,671)	—
Accretion of convertible notes	5,035	3,593
Accretion of investments in debt securities	—	(394)
Accretion of asset retirement obligations	121	101
Accretion of accrued restructuring costs	104	—
Amortization of debt issuance costs	328	557
Stock-based compensation	1,401	2,225
Loss on disposal of equipment	—	75
Impairment of long-lived assets and other charges	103	4,816
Impairment of goodwill	—	86,093
Income tax benefit	(1,468)	—
Net changes in operating assets and liabilities:
Accounts receivable, net	790	(210)
Prepaid expenses and other current assets	501	(184)
Other long-term assets	21	(391)
Accounts payable	(1,450)	(3,848)
Accrued compensation and related benefits	163	324
Accrued interest payable	9,133	9,056
Other accrued liabilities and deferred rent	(52)	(386)
Net cash (used) in operating activities	(5,206)	(13,453)
Investing activities
Restricted cash	(147)	—
Purchase of property and equipment	(2,336)	(16,669)
Cash (used) in investing activities	(2,483)	(16,669)
Financing activities
Cash paid for par value on convertible notes repurchased	(21,419)	—
Proceeds from exercise of stock options	—	40
Cash (used) provided by financing activities	(21,419)	40
Net decrease in cash and cash equivalents	(29,108)	(30,082)
Cash and cash equivalents at beginning of period	154,357	223,330

Cash and cash equivalents at end of period	$125,249	$193,248

Supplemental Disclosures
Cash paid for accrued interest on convertible notes repurchased	$1,859	$—

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

The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice, video and data traffic from a wireless carrier’s mobile base station, or cell site, to its mobile switching center or other exchange point where the traffic is then switched onto a fixed wireline telecommunications network. The Company utilizes its comprehensive wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. The Company’s services allow wireless carriers to optimize their networks, enable significant improvements in their availability, reliability, scalability and reduce costs, while providing a long-term solution for the increasing demand for backhaul capacity. As of March 31, 2009, the Company had master service agreements with nine U.S. wireless carriers. Through these master service agreements and other customer agreements, the Company provided services to 2,790 billing sites in 13 markets throughout the U.S. as of March 31, 2009.

The Company has incurred net losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $597.7 million as of March 31, 2009. Through March 31, 2009, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future.  Failure to generate sufficient revenue could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

There have been no significant changes in our significant accounting policies as of March 31, 2009 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 except for the adoption of (i) certain fair value measurements associated with SFAS No. 157, Fair Value Measurements (“SFAS 157”) to which the FASB previously approved a one-year delay; (ii) SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”); and (iii) EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”).

In September 2006, the FASB issued SFAS 157 which established specific criteria for the fair value measurements of financial and non-financial assets and liabilities under current accounting rules. The new fair value criteria are primarily applied prospectively upon adoption of SFAS 157. SFAS 157 was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB approved a one-year delay in applying SFAS 157 to certain fair value measurements, primarily related to non-financial assets and liabilities such as those resulting from business combinations, acquired goodwill and intangibles, long-lived assets held for disposal and liabilities related to exit or disposal activities. The Company has determined that there is no impact on its consolidated financial statements of applying SFAS 157 to the assets and liabilities to which the one-year delay in implementation was applied.

In March 2008, the FASB issued SFAS 161 which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the

Company in the first quarter of 2009. The Company has determined that the adoption of SFAS 161 has no impact on its consolidated financial statements.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus on EITF 07-5 which provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. This determination is necessary for evaluating whether the instrument or feature is considered a derivative financial instrument under SFAS 133. EITF 07-5 is effective for the Company in the first quarter of 2009. The Company has determined that the adoption of EITF 07-5 has no impact on its consolidated financial statements.

Recent accounting pronouncements — There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance, to the Company.

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
Network equipment	$253,708	$249,238
Internal-use computer software	4,749	4,767
Office equipment and other	2,966	2,907
	261,423	256,912
Less: accumulated depreciation and amortization	63,116	56,203
Property and equipment in-service, net	198,307	200,709
Construction-in-progress	33,569	35,876
Property and equipment, net	$231,876	$236,585

As of March 31, 2009 and December 31, 2008, network equipment and construction-in-progress included capitalized internal labor costs of $18.4 million and $18.3 million, respectively.  As of March 31, 2009 and December 31, 2008, network equipment and construction-in-progress included capitalized interest of $13.0 million and $11.7 million, respectively.

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

See Note 4, Impairment of Long-Lived Assets and Other Charges, regarding impairment charges recorded in the three months ended March 31, 2009 and 2008 related to property and equipment.

Note 4—Impairment of Long-Lived Assets and Other Charges

Construction of the Company’s network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. The Company regularly assesses the realizability of costs accumulated in construction-in-progress as it executes its network build-out plans. During the three months ended March 31, 2009 and 2008, the Company recorded an impairment charge of $0.1 million and $4.8 million, respectively, relating to this process which is included in cost of service revenues.

Note 5—Impairment of Goodwill

At December 31, 2007, the carrying value of the Company’s goodwill, which was related to the merger of First Avenue Networks, Inc. (“First Avenue”) and FiberTower Network Services Corp. (“Old FiberTower”) in August 2006, which we refer to in this report as the First Avenue/FiberTower merger, totaled $86.1 million.  As a result of a decline in the Company’s market capitalization below the carrying value of its equity during the quarter ended March 31, 2008, the Company believed an indicator of impairment existed and, accordingly, performed an interim review of the value of its goodwill.  In the quarter ended March 31, 2008, the Company concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the fair value of goodwill to zero at March 31, 2008.

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

Note 6—Convertible Senior Secured Notes

On November 9, 2006, the Company completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes (“Notes”) that mature on November 15, 2012. The Notes are fully guaranteed, jointly and severally, by each of the Company’s subsidiaries.  The Notes bear interest at a rate of 9% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year.

In March 2009, the Company announced that it had elected to pay the upcoming May 15, 2009 interest payment entirely by the issuance of additional Notes, as permitted under the indenture governing the Notes.  This will result in an additional $18.2 million in principal amount of Notes as of May 15, 2009, which additional Notes will be identical to the original Notes, except that interest on such additional Notes will begin to accrue from the date they are issued.  Subject to certain conditions, the Company also has the option of making any or all of the following three semi-annual interest payments due in 2009 and 2010 with additional Notes in lieu of cash. The interest rate applicable to any such interest payments made in additional Notes will be 11%. Thereafter, the interest on the Notes would be payable only in cash.

 In the first quarter of 2009, the Company repurchased $71.3 million par value of its Notes in the open market. The purchases were at a weighted average price of approximately $30 per $100 of par value, for $21.4 million in cash plus accrued but unpaid interest of $1.9 million.  The repurchase of the Notes resulted in the recognition of a gain on early extinguishment of debt in the quarter ended March 31, 2009 of $53.7 million.

The change in Notes on the balance sheet during the three months ended March 31, 2009 is summarized as follows (in thousands):

Balance at December 31, 2008	$430,317
Repurchases at par value	(71,346)
Reversal of accretion related to repurchases	(5,517)
Accretion of principal premium	3,568
Accretion of principal premium for the additional Notes to be issued May 15, 2009	1,467
Accretion of Derivative	27
Reversal of accretion of Derivative related to repurchases	138
Balance at March 31, 2009	$358,654

The gain on early extinguishment of debt recorded during the three months ended March 31, 2009 is comprised of the following (in thousands):

Repurchases at par value	$71,346
Reversal of accretion related to repurchases	5,517
Cash paid for par value	(21,419)
Reversal of unamortized debt issuance costs related to repurchases	(1,635)
Reversal of accretion of Derivative related to repurchases	(138)
$53,671

This early retirement of debt will result in a reduction of annual cash payments for interest of approximately $6.4 million. The Company may from time to time repurchase or retire additional amounts of its outstanding Notes. The Company will evaluate such transactions, if any, in light of the then-existing market conditions.

The Company will be required to repay any Notes that are not redeemed or converted prior to maturity for 125.411% of their principal amount, or $415.3 million.  Following the payment of the upcoming May 15, 2009 interest payment by the issuance of additional Notes in the principal amount of $18.2 million discussed above, this amount will increase by $22.8 million.  The Company is accreting the principal premium ratably over the six-year period until the Notes mature and is recognizing such accretion as additional interest expense. The effect of this accretion is to increase the effective yield to the holders to 12% per annum based on the par value of the Notes.

The Notes and related guarantees are secured, to the extent permitted by law, by a first priority pledge of substantially all of the assets of the Company and its subsidiaries (other than certain excluded assets) and by a first priority pledge of the stock of all of its subsidiaries, subject, in each case, to any prior lien to secure a working capital facility, if any, of up to $50.0 million. The Notes rank pari passu in right of payment to all of the Company’s and its subsidiaries’ existing and future senior indebtedness and senior to all of the Company’s and its subsidiaries’ existing and future subordinated indebtedness.

The Notes are not redeemable by the Company before November 15, 2010. If the Company’s common stock has traded at or above 150% of the then effective conversion price for 20 of any 30 consecutive trading days and the daily trading volume for each such trading day which, when multiplied by the closing sale price for such trading day, equals at least $8.0 million, the Company may redeem any of the Notes, in whole or in part at any time on or after November 15, 2010, at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest.

The Notes may be converted into shares of the Company’s common stock.  The conversion price was originally $8.29 per share subject to adjustment under certain circumstances.  The conversion price of the Notes was reduced on November 9, 2008 as described below. Holders who convert their Notes prior to November 15, 2009 or convert their Notes in connection with certain designated events related to consolidations and mergers that occur on or prior to November 15, 2010 will receive a make-whole premium on the Notes such holders convert.

The Notes contain certain anti-dilution provisions that would cause the conversion price of the Notes to be reduced if the Company had not consummated common stock issuances or sales for aggregate proceeds of at least $50.0 million by November 9, 2008. As the Company did not issue or sell common stock for aggregate proceeds of at least $50.0 million by November 9, 2008, the anti-dilution provisions of the Notes were triggered on November 9, 2008.

The number of common shares that could be issued upon conversion of the Notes was increased as a result of the anti-dilution provisions of the Notes being triggered, which increase was capped at a 33% increase in the total number of shares. Therefore, the triggering of the anti-dilution provisions resulted in a reduction to the conversion price of the Notes to $6.22 per share. This resulted in 20.0 million additional shares which could be potentially issuable upon conversion of all Notes outstanding at December 31, 2008 and any additional notes that could be issued as payment for interest on the Notes.  The repurchases of Notes in the first quarter of 2009 as described above resulted in 14.2 million fewer shares which could be potentially issuable if all outstanding Notes at March 31, 2009 were converted and upon conversion of additional notes that could be issued as payment for interest on the Notes.

The indenture governing the Notes contains covenants that, subject to certain limitations and exceptions, restrict the ability of the Company and its subsidiaries to borrow additional money, to make certain restricted payments, including, but not limited to, paying dividends on the Company’s stock, to transfer or sell assets, to create liens, to merge or consolidate, and to engage in certain business activities.  As of March 31, 2009, the Company is in compliance with all of the covenants.

If certain designated events occur prior to maturity, the holders may require the Company to repurchase all or part of their Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. One of these designated events would be if the Company’s common stock is delisted from Nasdaq and the Company is unable to relist its common stock on Nasdaq or another national securities exchange within ninety days. The Company’s common stock is currently trading below the minimum closing bid price of $1.00 per share required by Nasdaq for continued listing. Nasdaq has suspended this rule through July 17, 2009.

The Company concluded that the embedded feature related to the make-whole premium, designated event make-whole premium and holder put option upon the occurrence of certain designated events, qualify as derivatives and should be bundled as a compound embedded derivative (“Derivative”) under SFAS 133.  The carrying value of the Derivative as of March 31, 2009 and December 31, 2008 was zero.

The carrying value of the Notes is comprised of the following (in thousands):

	March 31, 2009	December 31, 2008
Convertible senior secured notes	$330,037	$401,383
Accretion	28,617	28,934
	$358,654	$430,317

See Note 7, Fair Value Disclosures, for disclosure of the fair value of the Company’s Notes and Derivative.  Debt issuance costs incurred in connection with the sale of the Notes totaled $14.3 million and are being amortized as additional interest expense over the six-year term of the Notes using the effective interest method.  Accumulated amortization totaled $6.7 million at March 31, 2009, including a reduction of $1.6 million in unamortized debt issuance costs associated with the repurchase of Notes in the first quarter of 2009.  Accumulated amortization totaled $4.7 million at December 31, 2008.

Note 7—Fair Value Disclosures

The following tables present information about the Company’s assets measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total

Cash and cash equivalents	$125,249	(1)	$—	$—	$125,249
Restricted cash	624	(2)	—	—	624

Total	$125,873		$—	$—	$125,873

(1)                                  Includes $118.2 million of money market mutual funds which invest in U.S. Government securities.

(2)                                  Consists of certificates of deposit which collateralize letters of credit.

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total

Cash and cash equivalents	$154,357	(1)	$—	$—	$154,357
Restricted cash	477	(2)	—	—	477

Total	$154,834		$—	$—	$154,834

(1)                                  Includes $147.2 million of money market mutual funds which invest in U.S. Government securities.

(2)                                  Consists of certificates of deposit which collateralize letters of credit.

The aggregate fair value of the Notes, determined based on recently quoted prices, was approximately $115.9 million as of March 31, 2009, compared to the aggregate carrying value of the Notes at such date of $358.7 million.  The aggregate fair value of the Notes, determined based on quoted prices, was approximately $86.5 million as of December 31, 2008, compared to the aggregate carrying value of the Notes at such date of $430.3 million.  In the first quarter of 2009, the Company repurchased $71.3 million par value of its Notes in the open market for $21.4 million in cash plus accrued but unpaid interest.

The fair value of the Derivative as of March 31, 2009 and December 31, 2008 was zero. The Company monitors the fair value of the Derivative each reporting period and records changes in fair value through charges or credits to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes on the balance sheet. The value of the Derivative can fluctuate based on changes in several factors including the trading price of the Company’s common stock, passage of time and other events described in the Notes.

Note 8—Stockholders’ Equity and Stock-Based Compensation

During the three months ended March 31, 2009 and 2008, as provided for under the terms of the FiberTower Corporation Stock Incentive Plan (the “Stock Incentive Plan”), the Company awarded 1.0 million and 0.2 million restricted shares, respectively, to certain non-employee directors pursuant to automatic annual awards which vested on the day following the date of grant.

During the three months ended March 31, 2009 and 2008, the Company awarded 0.1 million and 4.5 million restricted shares, respectively, to employees under the Stock Incentive Plan.  Unless otherwise stipulated by the Board of Directors, restricted stock awards to employees under the Stock Incentive Plan vest over a four-year period from the grant date.  Prior to vesting, the restricted stock awards have voting rights and are entitled to dividends.  Therefore, such shares are considered outstanding for financial reporting purposes, but are included in the net income (loss) per share computations only to the extent vested.  As of March 31, 2009, the number of restricted shares outstanding was 4.6 million.

During the three months ended March 31, 2009 and 2008, the Company awarded options to employees to acquire 3.5 million shares and a negligible number of shares, respectively, of the Company’s common stock under the Stock Incentive Plan.  As of March 31, 2009, the number of shares issuable under outstanding stock options was 7.3 million.  There were no options exercised during the three months ended March 31, 2009 and 0.1 million were exercised during the three months ended March 31, 2008.

The fair value of the options granted was determined using the Black-Scholes-Merton option pricing model and the assumptions set forth below:

	Three Months Ended March 31,
	2009	2008
Expected life of options	3.58 years	3.58 years
Volatility	141%	67%
Risk-free interest rate	1.73%	2.38-2.68%
Expected dividend yield	0.00%	0.00%

In the three months ended March 31, 2009, the Company estimated its expected stock price volatility based on the historical volatility of its stock price.  In the three months ended March 31, 2008, such estimate included consideration of the historical volatilities of similar public companies in the telecommunications industry.

The weighted-average grant-date fair value of stock options granted during the three months ended March 31, 2009 and 2008 was $0.12 per share and $0.77 per share, respectively.

As of March 31, 2009, there was approximately $2.5 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

The Company determines the fair value of each restricted stock award based on the fair value of the Company’s common stock at the date of award.

As of March 31, 2009, there was approximately $7.3 million of unrecognized compensation cost related to the restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Employee and non-employee stock-based compensation expense was recorded in the condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2009	2008

Cost of service revenues	$268	$889
Sales and marketing	213	335
General and administrative	920	1,001
Total	$1,401	$2,225

Warrants — As of March 31, 2009, there were 2.6 million warrants outstanding at an exercise price of $7.25 per share.  Such warrants expire in December 2014.  During the first quarter of 2009, 0.3 million warrants at an exercise price of $1.84 per share expired unexercised.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at March 31, 2009 were as follows (in thousands):

Convertible senior secured notes	65,955	(1)
Warrants	2,574
Stock options and restricted shares	20,033
Total shares reserved	88,562

(1)                                  Shares of common stock reserved for future issuance were reduced by 14.2 million during the first quarter of 2009 as a result of the repurchases of Notes described in Note 6, Convertible Senior Secured Notes.

Note 9—Income Taxes

Under SFAS 109, Accounting for Income Taxes, deferred taxes must be calculated for the cumulative temporary difference between the book and tax basis using the effective income tax rates that are expected to be in effect when the temporary difference is expected to reverse.  The Company has a net deferred tax liability on the balance sheet attributable to the basis differential recorded for the FCC licenses.

In the first quarter of 2009 and in connection with the preparation of the 2008 tax filings, management reviewed the Company’s current multi-state operations as they relate to the state apportionment percentages.  As a result of this review, the Company updated its overall blended state tax rate computation.  The impact of such update was a reduction in the overall state blended tax rate and, in turn, the carrying value of the above-mentioned deferred tax liability.  Accordingly, the Company has recorded a discrete, non-cash income tax benefit of $1.5 million, with a corresponding decrease to the deferred tax liability for the quarter ended March 31, 2009.

Note 10—Net Income (Loss) Per Share

Basic and diluted net income (loss) per share for the three months ended March 31, 2009 and March 31, 2008 is calculated by dividing net income (loss) by the weighted average number of shares outstanding for the period, less the weighted average unvested restricted shares outstanding for the period, and excludes any dilutive effects of stock options, warrants and convertible notes. Diluted net income (loss) per share was the same as basic net income (loss) per share in each period presented because either the inclusion of potentially issuable shares would be anti-dilutive or the dilutive effects were negligible.  During the three months ended March 31, 2009, there were 28,000 potentially dilutive shares related to unvested stock options and restricted stock.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Numerator for basic and diluted net income (loss) per share:
Net income (loss) for period	$26,712	$(120,000)

Denominator for basic and diluted net income (loss) per share:

Weighted average shares outstanding	151,342	148,395
Weighted average unvested restricted shares outstanding	(4,597)	(4,351)

Denominator for basic and diluted net income (loss) per share	146,745	144,044

As of March 31, 2009, the Company had stock options outstanding to purchase 7.3 million shares, of which 2.1 million shares were exercisable. In addition, at March 31, 2009, there are 4.6 million unvested restricted shares.

The Notes are convertible into shares of the Company’s common stock.  As of March 31, 2009, 53.3 million shares were potentially issuable if all currently outstanding Notes were converted and 12.7 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Notes.   See Note 6, Convertible Senior Secured Notes, for additional information.

There were also warrants outstanding at March 31, 2009, to acquire 2.6 million common shares.

For the three months ended March 31, 2009, all of the shares issuable on conversion of the Notes and exercise of the warrants and 7.3 million options to purchase common stock were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

These potentially issuable shares would further dilute investors when the options and warrants are exercised, the restricted stock awards vest and the Notes are converted to common shares.

Note 11—Related Party Transactions

During the three months ended March 31, 2009 and 2008, the Company leased colocation space from certain stockholders that (i) own greater than 10% of the Company’s outstanding equity securities and/or (ii) have representatives who serve on the Company’s Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such periods. The aggregate operating expenses included in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, pertaining to these lease and service arrangements, were approximately $0.8 million and $0.6 million, respectively.

An individual affiliated with an entity holding approximately 17% of the Company’s outstanding common stock at March 31, 2009 serves on the Company’s Board of Directors.  A company controlled by a member of the Company’s Board of Directors periodically serves as a consultant to a holder of approximately 7% of the Company’s common stock as of March 31, 2009 regarding its investments, including its holdings in the Company.

The Chairman of the Company’s Board of Directors serves as a director of Tessco Technologies Incorporated.  Tessco supplies the Company with various materials which are used in the business operations.  During each of the three months ended March 31, 2009 and 2008, the Company paid Tessco approximately $0.1 million for such materials.

Note 12—Guarantees and Other Contingencies

Regulatory Matters—The Company is subject to significant Federal Communications Commission, or FCC, regulation, some of which is in a state of flux due to challenges to existing rules and proposals to create new rules.  Such regulation is subject to different interpretations and inconsistent application and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rates, rights-of-way and zoning matters.  Management believes that resolution of any such disputes will not have a material adverse impact on the Company’s consolidated financial position.

License Renewal— Like most other FCC licenses, the 24 GHz and 38.6-40.0 GHz (39 GHz) wide-area licenses which the Company holds were granted for an initial ten-year term with renewal dates ranging from 2007 to 2014. The Company holds two types of 39 GHz licenses which cover either rectangular service areas (“RSAs”), or economic areas (“EAs”). On October 1, 2008, the FCC released an order governing all of the 566 Company-held 39 GHz licenses. The Company’s RSA 39 GHz licenses with 2007 expiration dates received either ten-year renewals or construction extensions until June 1, 2012 from the FCC. All of the Company’s RSA licenses located in the Company’s top 50 markets met the FCC’s construction standard and, consequently, were renewed for ten years along with some licenses in smaller markets that were protected due to spectrum lease or other construction activity. All of the Company’s remaining 183 RSA licenses, which expire in 2007 through 2010, and all of the Company’s EA licenses, which expire in 2010, received an extension until June 1, 2012 to demonstrate “substantial service” as defined by the FCC. The licenses renewed or extended represent over 1.15 billion spectrum Points of Presence, or PoPs, in total.

To obtain renewal of a license, the licensee must demonstrate that, at the time of renewal, it either met a “safe harbor” build-out requirement or that it has provided “substantial service” as determined by the FCC. What level of service is considered “substantial” will vary depending upon the type of product offering by the licensee. The FCC has provided specific safe harbor guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the license area. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering service to underserved consumers.

Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service through meeting the safe harbor build-out requirement or through other means with respect to a license for which renewal is sought, the renewal will not be granted and the license will expire. The Company is required, or expected to be required, to demonstrate substantial service by June 1, 2012 for the majority of its 39 GHz licenses, and by 2017 for the others. The Company is required to demonstrate substantial service for all of its 24 GHz licenses by February 1, 2011, except for one, which requires such a showing in 2014. The Company does not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of its 24 GHz and 39 GHz licenses, which require renewal applications or showings mostly in the 2011 — 2014 time period. The Company believes that its licenses will be renewed based on its significant network investment and expanding geographic coverage. However, since the Company is required to demonstrate substantial service at the time licenses are renewed, the FCC has little precedent in the 24 GHz and 39 GHz bands, and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

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

Other guarantees—From time to time, the Company enters into certain types of contracts that contingently require it to indemnify various parties against claims from third parties. These contracts primarily relate to: (i) certain real estate leases, under which the Company may be required to indemnify property owners for environmental and other liabilities and for other claims arising from the Company’s use of the applicable premises; (ii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of the performance of their duties; (iii) contracts under which the Company may be required to indemnify customers against third-party claims that a Company product or service infringes a patent, copyright or other intellectual property right; and (iv) procurement or license agreements under which the Company may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from the Company’s acts or omissions with respect to the supplied products or technology.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases. Forward looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These include statements regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements, financing prospects, planned capital expenditures, expected cost per site, anticipated customer growth, expansion plans, expected cost savings associated with our reduction in workforce in 2008 and anticipated cash balances. There are many risks, uncertainties and other factors that can prevent the achievement of goals or cause results to differ materially from those expressed or implied by these forward-looking statements including, among other things, anticipated negative cash flows and operating losses, additional liquidity requirements, potential loss of significant customers, downturns in the wireless communication industry, regulatory costs and restrictions, potential loss of FCC licenses, equipment supply disruptions and cost increases, competition from alternative backhaul service providers and technologies, along with those risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 (“Risk Factors”).

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and other financial information appearing in our Annual Report on Form 10-K for the year ended December 31, 2008. Some of the statements in the following discussion are forward-looking statements as described above. For a variety of reasons, including those described above and in Risk Factors, our actual results may differ materially from these estimates and projections.

Company Overview

We are a leading provider of facilities-based backhaul services to wireless carriers. Facilities-based providers own or lease a substantial portion of the property, plant and equipment necessary to provide backhaul services. Backhaul is the transport of voice, video and data traffic from a wireless carrier’s mobile base station, or cell site, to its mobile switching center, or MSC, or other exchange point where the traffic is then switched onto a wireline telecommunications network. We utilize our comprehensive wireless spectrum assets and extensive fiber service provider relationships to provide backhaul services nationally through a hybrid radio/fiber network architecture. Our services allow wireless carriers to optimize their networks, enable significant improvements in their availability, reliability, scalability and reduce costs, while providing a long-term solution for the increasing demand for backhaul capacity.

We compete with a range of diversified telecommunications services providers.  Our competitors include i) Incumbent and Competitive Local Exchange Carriers, including AT&T, Verizon, Embarq, and Qwest, ii) wireless carriers, iii) Cable Multiple System Operators, including Cox, Time Warner Cable, Bright House and Comcast, and iv) Fiber Service Providers, including Level 3, Time Warner Telecom, Zayo Broadband, DukeNet and FPL FiberNet.

As of March 31, 2009, we had 154 employees, of whom 110 were in Engineering, Market/Field Operations and Network Operations which rollup to Cost of Service Revenues; 8 were in Sales and Marketing; and 36 were in General and Administrative.  On May 8, 2008, management announced company-wide staffing reductions as part of its cost reduction efforts, resulting in a workforce reduction of 59 employees.

As of March 31, 2009:

•                  We provide service to 6,267 billing customer locations in 13 markets;

•                  We have master service agreements with nine U.S. wireless carriers;

•                  We hold separate service agreements with both MCI Communications Services, Inc., d/b/a/ Verizon Business and with Qwest Communications Company LLC, as their fixed wireless partner on the General Services Administration Networx contract to provide fixed wireless government-grade primary transport and physically diverse network transport services.  The service agreement with Verizon Business also allows us to provide government-grade services for other Verizon Business-managed contracts;

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

(2)          continue to improve the efficiency of our network and reduce network expenses;

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

During the first quarter of 2009, we achieved the following significant financial and operational milestones:

•                  Average monthly revenue per billing site grew 2% to $1,767 in the first quarter of 2009 from $1,732 in the fourth quarter of 2008;

•                  Billing customer locations grew 3% to 6,267 at March 31, 2009 from 6,096 at December 31, 2008;

•                  Billing sites grew 1% to 2,790 at March 31, 2009 from 2,763 at December 31, 2008;

•                  Adjusted EBITDA was a loss of $4.9 million in the first quarter of 2009 unchanged from the $4.9 million adjusted EBITDA loss in the fourth quarter of 2008.  See “—Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of adjusted EBITDA to net income (loss);

•                  We repurchased $71.3 million par value of our Notes in the open market. The purchases were at a weighted average price of approximately $30 per $100 of par value, for $21.4 million in cash plus accrued but unpaid interest.  We may from time to time repurchase or retire additional amounts of our outstanding Notes. We will evaluate such transactions, if any, in light of the then-existing market conditions.  See Liquidity and Capital Resources below and Note 6, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

As of March 31, 2009, we had deployed 3,121 sites, of which 2,790 had billing customers. A deployed site may not yet be billing for various reasons including:

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

Traffic grows as we construct new sites for customers, sell to new customers at existing sites, or sell incremental bandwidth to existing customers. The average monthly revenue generated per billing site increased to $1,767 in the first quarter of 2009 from

$1,732 in the fourth quarter of 2008. We intend to continue to focus on site-level margins and project return on investment calculations and maintain our focus on cost reductions.

For the three months ended March 31, 2009 and 2008, the following customers accounted for a significant portion of our revenues, as follows:

	Three Months Ended
	March 31,
	2009	2008

AT&T Mobility	37%	46%
Sprint Nextel	20%	28%	(1)
Clearwire	16%	—	(1)
T-Mobile	15%	14%

(1)           In December 2008, Clearwire Corporation completed a transaction with Sprint Nextel and an investor group to launch a new WiMAX-based wireless services provider. As a result of this transaction, a portion of the circuits previously billed to Sprint Nextel have been transferred to Clearwire. If this transaction had occurred on January 1, 2008, approximately 9% of our first quarter of 2008 revenues would have been attributed to Clearwire and approximately 19% would have been attributed to Sprint Nextel.

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008

AT&T Mobility	32%	27%
Sprint Nextel	17%	52%
Clearwire	26%	—
T-Mobile	15%	12%

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

•                  Field Technicians.  We incur costs for engineering and maintenance personnel expenses including stock-based compensation.

•                  Other.  We incur costs for site evaluation and design, site maintenance, power, program and project management, costs related to unsuccessful site acquisitions that are incurred during deployment and personnel costs to monitor the network.

We expect cost of service revenues to increase in future periods as we execute our business plan to grow our network operations.

Construction of our network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. We regularly assess the realizability of costs accumulated in construction-in-progress as we execute our network build plans. During the three months ended March 31, 2009 and 2008, we recorded an impairment charge of $0.1 million and $4.8 million, respectively, related to this process which is included in cost of service revenues.

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

Interest income and interest expense are primarily the result of interest earned on investment of cash proceeds and interest cost incurred as a result of the $402.5 million of gross proceeds from the Notes.  See Note 6, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding reduction of the deferred income tax liability. See Note 9, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

Challenges Facing Our Business

In addition to the risks described in the section entitled Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, there are various challenges facing our business.  These include acquiring new customers on new and existing sites, deploying new sites in a predictable manner, scaling our business and managing growth, the concentrated nature of our customers, the emerging nature of our market, the weakened state of the U.S. economy and the decline in our stock price.

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

We are a growing company, and hiring qualified personnel and developing processes and systems rapidly are necessary in order to grow successfully. If we cannot hire qualified employees, manage our growth and develop these systems and processes successfully, our business would be adversely affected.

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

Results of Operations

Presented below are selected statements of operations data for the three months ended March 31, 2009 and 2008 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this report. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:
(In thousands)

	Three Months Ended
	March 31,
	2009	2008
Service revenues	$14,719	$9,706
Cost of service revenues (excluding depreciation and amortization)	(14,038)	(16,322)
Cost of service revenues - impairment of long-lived assets and other charges	(103)	(4,816)
Sales and marketing	(993)	(1,925)
General and administrative	(6,143)	(6,272)
Depreciation and amortization	(7,023)	(5,120)
Impairment of goodwill	—	(86,093)
Interest income	154	2,341
Interest expense	(15,115)	(11,472)
Gain on early extinguishment of debt, net	53,671	—
Miscellaneous income (expense), net	115	(27)
Income tax benefit	1,468	—
Net income (loss)	$26,712	$(120,000)

The following table sets forth selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Three Months Ended
	March 31,
	2009	2008
Service revenues	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(95)%	(168)%
Cost of service revenues - impairment of long-lived assets and other charges	(1)%	(50)%
Sales and marketing	(7)%	(20)%
General and administrative	(42)%	(64)%
Depreciation and amortization	(48)%	(53)%
Impairment of goodwill	—	(887)%
Interest income	1%	24%
Interest expense	(103)%	(118)%
Gain on early extinguishment of debt, net	365%	—
Miscellaneous income (expense), net	1%	(0)%
Income tax benefit	10%	—
Net income (loss)	181%	(1,236)%

Non-GAAP Financial Measures

We use the total adjusted EBITDA, which is a non-GAAP (Generally Accepted Accounting Principles) financial measure, to monitor the financial performance of our operations.  This measurement, together with GAAP measures such as revenue and loss from operations, assists management in its decision-making processes relating to the operation of our business.  Adjusted EBITDA is defined as net income (loss) from operations before interest, taxes, depreciation and amortization, impairment and restructuring charges, stock-based compensation and other income (expense).  Adjusted EBITDA is not a substitute for operating income, net income (loss), or cash flow used in operating activities as determined in accordance with GAAP, as a measure of performance or liquidity. In addition, our presentation of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.  This non-GAAP financial measure should be viewed in addition to, and not as an alternative for, our reported financial results as determined in accordance with GAAP.

The following table shows the calculation of our total adjusted EBITDA reconciled to net income (loss).

	Three months ended March 31,
	2009	2008
Net income (loss)	$26,712	$(120,000)
Adjustments:
Depreciation and amortization	7,023	5,120
Stock-based compensation	1,401	2,225
Impairment of long-lived assets and other charges	103	4,816
Accretion of accrued restructuring costs	104	—
Impairment of goodwill	—	86,093
Interest income	(154)	(2,341)
Interest expense	15,115	11,472
Gain on early extinguishment of debt, net	(53,671)	—
Miscellaneous (income) expense, net	(115)	27
Income tax benefit	(1,468)	—
Adjusted EBITDA	$(4,950)	$(12,588)

Three months ended March 31, 2009 compared to three months ended March 31, 2008

Service revenues for the three months ended March 31, 2009 increased 52% to $14.7 million from $9.7 million for the three months ended March 31, 2008. This increase was primarily driven by greater penetration in existing markets.  The average monthly revenue generated per billing site increased to $1,767 during the three months ended March 31, 2009 from $1,440 for the same period of 2008.

Cost of service revenues (excluding depreciation and amortization) decreased 14% to $14.0 million for the three months ended March 31, 2009 compared to $16.3 million for the three months ended March 31, 2008.  This decrease was primarily due to the effects of the workforce reduction in the second quarter of 2008.  Also contributing to the decrease were lower site maintenance and site lease expenses reflecting the cessation of market development activities in the Carolina’s market in the second quarter of 2008.

Cost of service revenues for the three months ended March 31, 2009 and 2008 also included $0.1 and $4.8 million, respectively, related to the impairment of long-lived assets and other charges.  See Note 4, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements.

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

Sales and marketing expenses decreased 48% to $1.0 million for the three months ended March 31, 2009 compared to $1.9 million for the three months ended March 31, 2008.  The decrease reflects the effects of the workforce reduction in the second quarter of 2008, the reclassification of six employees from sales and marketing to general and administrative at the end of the fourth quarter of 2008 and a lower commission accrual in the first quarter of 2009 over the comparable period of 2008 due to changes in our 2009 commission plan.

General and administrative expenses decreased 2% to $6.1 million for the three months ended March 31, 2009 from $6.3 million for the three months ended March 31, 2008. This decrease, both at the field and corporate level, is primarily due to the effects of the workforce reduction in the second quarter of 2008, lower professional and consulting fees and lower facilities-related expenses reflecting the termination or renegotiation of excess office space.  This decrease was partially offset by the reclassification of six employees from sales and marketing and one employee from cost of services revenues to general and administrative at the end of the fourth quarter of 2008.

Depreciation and amortization expense increased 37% to $7.0 million for the three months ended March 31, 2009 from $5.1 million for the three months ended March 31, 2008. This increase reflects $22.5 million in capital additions year over year driven by the addition of 210 new deployed sites during the past 12 months and upgrades to existing sites.

As a result of the impairment evaluation of the fair value of the carrying amount of goodwill in the first quarter of 2008, we recorded a goodwill impairment charge of $86.1 million during the three months ended March 31, 2008 reducing the fair value of goodwill to zero at March 31, 2008. See Note 5, Impairment of Goodwill, in the Notes to Condensed Consolidated Financial Statements for additional information.

Interest income decreased 93% to $0.2 million for the three months ended March 31, 2009 from $2.3 million for the three months ended March 31, 2008. The reduction was due to lower cash balances available for investment and lower interest rates as we shifted our holdings of cash balances to only be in bank deposits and money market mutual funds which invest in U.S. Government securities.

Interest expense increased 32% to $15.1 million for the three months ended March 31, 2009 from $11.5 million for the three months ended March 31, 2008. This increase was due to i) an accrual for the increase from 9% to 11% interest rate on the interest payment to be made in additional Notes to be issued May 15, 2009; ii) an accrual for the additional accretion related to the principal premium for the additional Notes to be issued May 15, 2009; and iii) a reduction in the amount of interest expense which was capitalized.  Partially offsetting this increase was a reduction in interest expense resulting from the repurchase of $71.3 million par value of our Notes in the open market.  This early retirement of debt will result in a reduction of annual cash payments for interest of approximately $6.4 million.  See Note 6, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

The repurchase of the Notes resulted in the recognition of a gain on early extinguishment of debt in the quarter ended March 31, 2009 of $53.7 million.  See Note 6, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding reduction of the deferred income tax liability. See Note 9, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

Performance Measures

In managing our business and assessing our financial performance, we supplement the information provided by financial statement measures with several customer-focused performance metrics to assess the growth and evaluate the performance of our operations. In addition to traditional financial evaluations, including performance against budget, we also consider non-financial measurements, the most important of which are revenue per billing site, the number of sites deployed, number of sites billing and the number of customer locations billing. The number of sites deployed represents sites from which we could deliver our services in a particular market. Customer locations billing are carrier locations, at which we currently provide revenue-producing services. A deployed site could have multiple customer (carrier) locations. The number of sites billing represents the number of installed sites from which we provide revenue-producing services to customers.

Revenue per billing site is a key operating metric reflecting our ability to scale and leverage our existing network. The number of sites constructed is a key factor in determining the amount of additional capital expenditures required to grow the network and the number of field personnel required to support our operations and sales growth. Billing sites and the number of customer locations billing are indicators of the productivity of the network.

The following table shows quarterly key operating metric information.

	Three Months Ended
	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Billing Sites:
Billing sites added	27	33	146	237	199
Ending billing sites	2,790	2,763	2,730	2,584	2,347
Billing sites / sites deployed	89%	89%	88%	86%	81%
Average monthly revenue per site	$1,767	$1,732	$1,679	$1,605	$1,440

Billing Customer Locations:
Billing customer locations added	171	264	553	779	649
Ending billing customer locations	6,267	6,096	5,832	5,279	4,500
Collocation rate	2.25	2.21	2.14	2.04	1.92

Sites Deployed:
FiberTower sites constructed	1	24	87	98	98
Ending sites deployed	3,121	3,120	3,096	3,009	2,911

Billing Sites are installed sites from which we provide revenue-producing service(s) to customer(s).

Average Monthly Revenue per Site is the average monthly revenue per billing site.

Billing Customer Locations are carrier locations at which we currently provide revenue-producing service(s). Our sites could have multiple customer locations.

Collocation rate is the number of customer locations per billing site.

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

On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes due on November 15, 2012 (the “Notes”). The Notes are fully guaranteed, jointly and severally, by each of our subsidiaries.  The Notes contain certain anti-dilution provisions that were triggered on November 9, 2008 resulting in a reduction of the conversion price from $8.29 to $6.22 per share.    In the first quarter of 2009, we repurchased $71.3 million par value of our Notes in the open market. The purchases were at a weighted average price of approximately $30 per $100 of par value, for $21.4 million in cash plus accrued but unpaid interest.  We may from time to time repurchase or retire additional amounts of our outstanding Notes. We will evaluate such transactions, if any, in light of the then-existing market conditions.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We had unrestricted cash and cash equivalents of $125.2 million at March 31, 2009.

We also require cash to service the interest on the Notes described above.  In March 2009, we announced that we had elected to pay the upcoming May 15, 2009 interest payment entirely by the issuance of additional Notes, as permitted under the indenture governing the Notes.  This will result in an additional $18.2 million in Notes outstanding as of May 15,

2009, which additional Notes will be identical to the original Notes, except that such additional Notes will begin to accrue from the date they are issued.  Subject to certain conditions, we also have the option of making any or all of the following three semi-annual interest payments due in 2009 and 2010 with additional Notes in lieu of cash. The interest rate applicable to any such interest payments made in additional Notes will be 11%. Thereafter, the interest on the Notes would be payable only in cash.  See Note 6, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will use between $25 million and $40 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

In the future, we plan to obtain financing through the issuance of additional equity or debt securities, or both. There can be no assurance that this additional financing will be available on terms acceptable to us or at all. If we are unable to raise sufficient funds, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets or incur additional debt, or we may need to refinance all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

Cash Flow Analysis

Our principal liquidity requirements are primarily for working capital purposes and the expansion of our network through our investment in network equipment and site acquisition and construction costs.

Operating Activities

In the three months ended March 31, 2009, net cash used in operating activities decreased by $8.3 million to $5.2 million compared to cash used in operating activities of $13.5 million for the three months ended March 31, 2008. The negative cash flow from operations in the three months ended March 31, 2009 reflects net income of $26.7 million and a $9.1 million increase in accrued interest payable, offset by net non-cash credits of $41.0 million. Our early retirement of debt will result in a reduction of annual cash payments for interest of approximately $6.4 million.  See Note 6, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

The following table shows non-cash (credits) charges included in net cash used in operating activities:

	Three Months Ended March 31,
	2009	2008
Non-cash (credits) charges:
Depreciation and amortization	$7,023	$5,120
Gain on early extinguishment of debt, net	(53,671)	—
Accretion of convertible notes	5,035	3,593
Amortization of debt issuance costs	328	557
Stock-based compensation	1,401	2,225
Impairment charges on long-lived assets and other charges	103	4,816
Impairment of goodwill	—	86,093
Income tax benefit	(1,468)	—
Other, net	225	(218)
Total non-cash (credits) charges	$(41,024)	$102,186

Investing Activities

Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.  As of March 31, 2009, we provided services to 2,790 billing sites in 13 markets throughout the U.S., an increase of 27 billing sites during the first quarter of 2009.

In the three months ended March 31, 2009, there were capital additions of $2.3 million as compared to $16.7 million in the first three months of 2008.  During the first three months of 2009, we deployed one new site as compared to 98 new sites during the comparable period of 2008.  In the first three months of 2009, additional capital spending went into adding incremental customers at existing sites relative to the first three months of 2008. In addition, we incurred capital expenditures to support site builds beyond the first quarter of 2009.  We anticipate that we will use between $25 million and $40 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

Financing Activities

In the first quarter of 2009, we repurchased $71.3 million par value of our Notes in the open market. The purchases were at a weighted average price of approximately $30 per $100 of par value, for $21.4 million in cash plus accrued but unpaid interest of $1.9 million.  We may from time to time repurchase or retire additional amounts of our outstanding Notes. We will evaluate such transactions, if any, in light of the then-existing market conditions.  See Note 6, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

No cash was provided by the exercise of stock options during the three months ended March 31, 2009 and a negligible amount of cash was provided for the same period of 2008.

Restricted Cash and Investments

At March 31, 2009, we had unrestricted cash and cash equivalents of $125.2 million that were held in bank deposits and money market mutual funds.

In addition, at March 31, 2009, we had total restricted cash of $0.6 million, comprised of restricted cash related to letters of credit with their final expiration in June 2010.

We believe we have limited exposure to financial market risk including changes in interest rates as our investment portfolio is invested in bank deposits and money market mutual funds which invest in U.S. Government securities. We believe the fair value of the investment portfolio or related income would not be significantly impacted by changes in interest rates due mainly to the short-term nature of the investment portfolio.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Future Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our existing cash and cash equivalents of $125.2 million will be sufficient to cover our estimated liquidity needs for at least the next twelve months. We anticipate that we will use between $25 million and $40 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available cash. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and significantly modify our cash requirements.

We have built flexibility into our spending, reducing capital expenditures, general and administrative and sales and marketing expenses. However, our ability to pay our expenses and make full payments due on our Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. The overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Notes as scheduled. In the first quarter of 2009, we repurchased $71.3 million par value of our Notes in the open market. The purchases were at a weighted average price of approximately $30 per $100 of par value, for $21.4 million in cash plus accrued but unpaid interest. We may from time to time repurchase or retire additional amounts of our outstanding Notes. We will evaluate such transactions, if any, in light of the then-existing market conditions.  See Note 6, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for further information regarding the Notes.

Under the terms of our Notes, if certain designated events occur prior to maturity, the holders of our Notes may require us to repurchase all or part of their Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. One of these designated events would be if our common stock is delisted from Nasdaq and we are unable to relist our common stock on Nasdaq or another national securities exchange within ninety days. Our common stock is currently trading below the minimum closing bid price of $1.00 per share required by Nasdaq for continued listing. Nasdaq has suspended this rule through July 17, 2009. However, if Nasdaq does not extend the suspension of this rule or we are unable to increase our stock price through recapitalization or otherwise, or if we are unable to meet any other Nasdaq continuing listing standards, our common stock could be delisted from Nasdaq. We may not have sufficient funds at such time to repurchase any or all of the Notes.

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

Our critical accounting policies include revenue and expense recognition, useful life assignments and impairment evaluations associated with long-lived assets, including intangible assets, FCC licenses, goodwill, asset retirement obligations, deferred taxes, leases and stock-based compensation, which are discussed in detail under the caption “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.  There were no significant changes in our critical accounting policies or estimates since December 31, 2008.

Related Party Transactions

See Note 11, Related Party Transactions, in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no material changes in our market risk exposures for the three months ended March 31, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2009, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation described above, our CEO and CFO have concluded that, as of March 31, 2009, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

FIBERTOWER CORPORATION

	By:	/s/ KURT J. VAN WAGENEN
May 8, 2009		Kurt J. Van Wagenen
Date		President and Chief Executive Officer

	By:	/s/ THOMAS A. SCOTT
May 8, 2009		Thomas A. Scott
Date		Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.