Form 10-Q
period 2009-06-30
FiberTower CORP
filed 2009-08-07
CIK 1010286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes  ☐   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934)  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 151,288,819 shares of its common stock outstanding as of July 31, 2009.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	June 30, 2009	December 31, 2008
Assets:
Current assets:
Cash and cash equivalents	$89,660	$154,357
Accounts receivable, net of allowances of $52 and $37 at June 30, 2009 and December 31, 2008, respectively	6,294	6,652
Prepaid expenses and other current assets	1,979	2,845
Total current assets	97,933	163,854
Property and equipment, net	227,212	236,585
FCC licenses	287,495	287,495
Debt issuance costs, net	5,798	9,599
Intangible and other long-term assets, net	4,023	3,936
Total assets	$622,461	$701,469

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,528	$3,826
Accrued compensation and related benefits	2,704	2,052
Accrued interest payable	3,829	4,628
Other accrued liabilities	1,862	1,984
Current portion of accrued restructuring costs	1,217	1,342
Total current liabilities	11,140	13,832
Other liabilities	2,083	1,419
Deferred rent	6,849	6,175
Asset retirement obligations	4,296	4,048
Long-term accrued restructuring costs, net of current portion	2,007	2,436
Convertible senior secured notes	304,522	430,317
Deferred tax liability	71,904	73,372
Total liabilities	402,801	531,599
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 151,289 and 150,520 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	151	151
Additional paid-in capital	796,382	794,095
Accumulated deficit	(576,873)	(624,376)
Total stockholders’ equity	219,660	169,870
Total liabilities and stockholders’ equity	$622,461	$701,469

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service revenues	$15,579	$11,868	$30,298	$21,574
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	14,096	16,180	28,134	32,401
Cost of service revenues - impairment of long-lived assets and other charges	62	8,617	165	13,433
Sales and marketing	455	1,656	1,448	3,581
General and administrative	5,120	4,691	11,159	10,963
Depreciation and amortization	7,004	6,698	14,027	11,818
Restructuring charges	97	5,524	201	5,524
Impairment of goodwill	—	—	—	86,093
Total operating expenses	26,834	43,366	55,134	163,813
Loss from operations	(11,255)	(31,498)	(24,836)	(142,239)
Other income (expense):
Interest income	73	1,333	227	3,674
Interest expense	(12,280)	(11,336)	(27,395)	(22,909)
Gain on early extinguishment of debt, net	44,577	—	98,248	—
Miscellaneous income, net	57	37	172	10
Total other income (expense), net	32,427	(9,966)	71,252	(19,225)
Income (loss) before income taxes	21,172	(41,464)	46,416	(161,464)
Income tax (provision) benefit	(381)	—	1,087	—
Net income (loss)	$20,791	$(41,464)	$47,503	$(161,464)

Net income (loss) per share attributable to common stockholders:
Basic	$0.14	$(0.27)	$0.31	$(1.08)
Diluted	$0.14	$(0.27)	$0.31	$(1.08)

Shares used in computing net income (loss) per share:
Basic	147,198	144,286	146,972	144,165
Diluted	148,929	144,286	147,446	144,165

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income (loss)	$47,503	$(161,464)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,027	11,818
Gain on early extinguishment of debt, net	(98,248)	—
Non-cash payment-in-kind of interest	18,213	—
Accretion of convertible notes	9,517	7,113
Accretion of investments in debt securities	—	(655)
Accretion of asset retirement obligations	247	209
Amortization of debt issuance costs	649	1,115
Stock-based compensation	2,274	3,136
Loss on disposal of equipment	2	170
Impairment of long-lived assets and other charges	165	13,433
Restructuring charges	201	4,993
Impairment of goodwill	—	86,093
Income tax (benefit)	(1,087)	—
Net changes in operating assets and liabilities:
Accounts receivable, net	358	(844)
Prepaid expenses and other current assets	866	(326)
Other long-term assets	(236)	(277)
Accounts payable	(2,298)	(7,537)
Accrued compensation and related benefits	652	77
Accrued interest payable	(799)	(101)
Other accrued liabilities and deferred rent	134	188
Net cash (used) in operating activities	(7,860)	(42,859)
Investing activities
Maturities of restricted cash	—	18,207
Purchase of property and equipment	(4,657)	(26,523)
Cash (used) in investing activities	(4,657)	(8,316)
Financing activities
Cash paid for par value on convertible notes repurchased	(52,180)	—
Proceeds from exercise of stock options	—	246
Cash (used) provided by financing activities	(52,180)	246
Net decrease in cash and cash equivalents	(64,697)	(50,929)
Cash and cash equivalents at beginning of period	154,357	223,330

Cash and cash equivalents at end of period	$89,660	$172,401

Supplemental Disclosures
Cash paid for interest	$1,970	$18,124

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

The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice, video and data traffic from a wireless carrier’s mobile base station, or cell site, to its mobile switching center or other exchange point where the traffic is then switched onto a fixed wireline telecommunications network. The Company utilizes its comprehensive wireless spectrum assets to provide backhaul services through a hybrid radio/fiber network architecture. The Company’s services allow wireless carriers to optimize their networks, enable significant improvements in their availability, reliability and scalability, and reduce costs, while providing a long-term solution for the increasing demand for backhaul capacity. As of June 30, 2009, the Company had master service agreements with nine U.S. wireless carriers. Through these master service agreements and other customer agreements, the Company provided services to 2,795 billing sites in 13 markets throughout the U.S. as of June 30, 2009.

The Company has incurred net losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $576.9 million as of June 30, 2009. Through June 30, 2009, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future.  Failure to generate sufficient revenue could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

There have been no material changes in our significant accounting policies as of June 30, 2009 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company evaluated subsequent events through August 7, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

Recent accounting pronouncements — With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance, to the Company.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions of SFAS 165 are effective for interim and annual reporting periods ending after June 15, 2009, therefore have been adopted by the Company beginning in the second quarter of 2009.

In April 2009, the FASB issued three related FASB Staff Positions (“FSP”): (i) FSP FAS No. 115-2 and FAS No. 124-2, “Recognition of Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and Accounting Principles Board Opinion (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009, therefore effective for the Company beginning in the second quarter of 2009. FSP FAS 115-2 and FAS 124-2 amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements” (“SFAS 157”).  The Company has determined that these Staff Positions did not have an impact on its consolidated financial statements.

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

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”) which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 was effective for the Company in the first quarter of 2009. The Company has determined that the adoption of SFAS 161 has no impact on its consolidated financial statements.  See Note 7, Convertible Senior Secured Notes, for information on the derivative associated with the Notes and Note 8, Fair Value Disclosures, for its fair value.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus on EITF 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”) which provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. This determination is necessary for evaluating whether the instrument or feature is considered a derivative financial instrument under SFAS 133. EITF 07-5 was effective for the Company in the first quarter of 2009. The Company has determined that the adoption of EITF 07-5 has no impact on its consolidated financial statements.

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
Network equipment	$256,143	$249,238
Internal-use computer software	4,843	4,767
Office equipment and other	2,965	2,907
	263,951	256,912
Less: accumulated depreciation and amortization	70,166	56,203
Property and equipment in-service, net	193,785	200,709
Construction-in-progress	33,427	35,876
Property and equipment, net	$227,212	$236,585

As of June 30, 2009 and December 31, 2008, network equipment and construction-in-progress included capitalized internal labor costs of $18.6 million and $18.3 million, respectively.  As of June 30, 2009 and December 31, 2008, network equipment and construction-in-progress included capitalized interest of $13.9 million and $11.7 million, respectively.

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

See Note 5, Impairment of Long-Lived Assets and Other Charges, regarding impairment charges recorded in the six months ended June 30, 2009 and 2008 related to property and equipment.

Note 4—Restructuring Charges

During the quarter ended June 30, 2008, the Company recorded a restructuring charge of $5.5 million as a result of the Company’s decision to restructure its operations to reflect changes in its strategic plans designed to reduce costs.  The resultant restructuring charges reflect i) the Company’s decision to cease market development activities in the Carolina’s market resulting in an exit plan for its site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with the Company’s network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey.

The Company accounted for its exit plan for operating leases in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  The Company accounted for the termination benefits under the workforce reduction in accordance with SFAS No. 112, Employer’s Accounting for Postemployment Benefits.  The restructuring charges are included in operating expenses on the condensed consolidated statements of operations and are summarized as follows (in thousands):

	Operating Leases	Workforce Reduction	Total
Balance at December 31, 2008	$3,672	$106	$3,778
Restructuring charges	104	—	104
Cash payments	(311)	(106)	(417)
Balance at March 31, 2009	3,465	—	3,465
Restructuring charges	97	—	97
Cash payments	(338)	—	(338)
Balance at June 30, 2009	$3,224	$—	$3,224

The accrued restructuring costs associated with the contract terminations of the operating leases are expected to be paid over the remaining lease term, which generally approximates four years, or shorter period as payoff arrangements are concluded.

Note 5—Impairment of Long-Lived Assets and Other Charges

Construction of the Company’s network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. The Company regularly assesses the realizability of costs accumulated in construction-in-progress as it executes its network build-out plans. During the three months ended June 30, 2009 and 2008, the Company recorded impairment charges of $0.1 million and $8.6 million, respectively, relating to this process which is included in cost of service revenues.  During the six months ended June 30, 2009 and 2008, these impairment charges were $0.2 million and $13.4 million, respectively.

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

The goodwill impairment charge is included in operating expenses in the Condensed Consolidated Statements of Operations.

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

In March 2009, the Company announced that it had elected to pay the May 15, 2009 interest payment entirely by the issuance of additional Notes, as permitted under the indenture governing the Notes.  This resulted in the issuance of an additional $18.2 million in principal amount of Notes as of May 15, 2009.  At this time, the Company expects to pay the November 15, 2009 interest payment entirely by additional Notes, as permitted under the indenture governing the Notes.  This would result in the issuance of an additional $15.3 million in principal amount of Notes as of November 15, 2009.  These additional Notes are identical to the original Notes, except that interest on such additional Notes begins to accrue from the date they are issued.  Subject to certain conditions, the Company also has the option of making either or both of the next two semi-annual interest payments due in May and November 2010 with additional Notes in lieu of cash. The interest rate applicable to any such interest payments made in additional Notes is 11%. Thereafter, the interest on the Notes would be payable only in cash.

In the second quarter of 2009, the Company repurchased $70.9 million par value of its Notes in the open market. These repurchases were at a weighted average price of approximately $43 per $100 of par value, for a total of $30.8 million in cash plus accrued but unpaid interest of $0.1 million.  In the first quarter of 2009, the Company repurchased $71.3 million par value of its Notes in the open market. These repurchases were at a weighted average price of approximately $30 per $100 of par value, for a total of $21.4 million in cash plus accrued but unpaid interest of $1.9 million.  The repurchases of the Notes resulted in the recognition of a gain on early extinguishment of debt in the quarters ended June 30, 2009 and March 31, 2009 of $44.6 million and $53.7 million, respectively.

The change in Notes on the Condensed Consolidated Balance Sheets during the six months ended June 30, 2009 is summarized as follows (in thousands):

Balance at December 31, 2008	$430,317
Repurchases at par value	(142,233)
Reversal of accretion related to repurchases	(11,611)
Additional Notes issued May 15, 2009	18,213
Accretion of principal premium	6,549
Accretion of principal premium for the additional Notes issued May 15, 2009	1,585
Accretion of principal premium for the additional Notes to be issued November 15, 2009	1,383
Accretion of Derivative	54
Reversal of accretion of Derivative related to repurchases	265
Balance at June 30, 2009	$304,522

The gain on early extinguishment of debt recorded during the three and six months ended June 30, 2009 is comprised of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Repurchases at par value	$70,887	$142,233
Reversal of accretion related to repurchases	6,094	11,611
Cash paid for par value	(30,761)	(52,180)
Reversal of unamortized debt issuance costs related to repurchases	(1,516)	(3,151)
Reversal of accretion of Derivative related to repurchases	(127)	(265)
	$44,577	$98,248

The repurchases of debt will result in a reduction of annual cash payments for interest of approximately $12.8 million. The Company may from time to time repurchase additional amounts of its outstanding Notes. The Company will evaluate such transactions, if any, in light of the then-existing market conditions.

The Company will be required to repay any Notes that are not redeemed or converted prior to maturity for 125.411% of their principal amount, or $349.2 million.  At this time, the Company expects to pay the November 15, 2009 interest payment entirely by the issuance of additional Notes in the principal amount of $15.3 million as discussed above.  In such event, the amount required to repay the Notes would increase by $19.2 million.  The Company is accreting the principal premium ratably over the six-year period until the Notes mature and is recognizing such accretion as additional interest expense. The effect of the accretion related to the interest payment made and the interest payment expected to be made by the issuance of additional Notes, is to increase the effective yield to the holders from 12% to approximately 12.5% per annum based on the par value of the Notes.

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

The Notes contain certain anti-dilution provisions that caused the conversion price of the Notes to be reduced because the Company had not issued or sold common stock for aggregate proceeds of at least $50.0 million by November 9, 2008. The anti-dilution provisions of the Notes were triggered on November 9, 2008.

The number of common shares that could be issued upon conversion of the Notes was increased as a result of the anti-dilution provisions of the Notes being triggered, which increase was capped at a 33% increase in the total number of shares. Therefore, the triggering of the anti-dilution provisions resulted in a reduction to the conversion price of the Notes to $6.22 per share. This resulted in 20.0 million additional shares which could be potentially issuable upon conversion of all Notes outstanding at December 31, 2008 and any additional notes that could be issued as payment for interest on the Notes.  The repurchases of Notes during the first six months of 2009 as described above, resulted in 27.6 million fewer shares which could be potentially issuable if all outstanding Notes at June 30, 2009 were converted and upon conversion of additional notes that could be issued as payment for interest on the Notes.

The indenture governing the Notes contains covenants that, subject to certain limitations and exceptions, restrict the ability of the Company and its subsidiaries to borrow additional money, to make certain restricted payments, including, but not limited to, paying dividends on the Company’s stock, to transfer or sell assets, to create liens, to merge or consolidate, and to engage in certain business activities.  As of June 30, 2009, the Company is in compliance with all of the covenants.

If certain designated events occur prior to maturity, the holders may require the Company to repurchase all or part of their Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. One of these designated events would be if the Company’s common stock is delisted from Nasdaq and the Company is unable to relist its common stock on Nasdaq or another national securities exchange within ninety days. The Company’s common stock is currently trading below the minimum closing bid price of $1.00 per share required by Nasdaq for continued listing. Under Nasdaq rules, if the closing bid price of a security remains below the $1.00 minimum closing bid price requirement for 30 consecutive business days, listed companies have a period of 180 calendar days to demonstrate compliance by maintaining a closing bid price of $1.00 or more for 10 consecutive business days.  In addition, companies listed on the Nasdaq Global Market may transfer to the Nasdaq Capital Market to take advantage of an additional 180-day compliance period available on that market if it meets all requirements for initial listing on the Nasdaq Capital Market other than the bid price requirement.  Nasdaq had suspended this rule through July 31, 2009, with the rule reinstated on August 3, 2009.   In addition, the Company’s stockholders have granted the Company’s Board of Directors the discretionary authority to effect one reverse stock split at one of four ratios at any time prior to June 3, 2010.  However, at this time, the Board of Directors has not determined whether or not, or when, it may exercise this discretionary authority.

The Company concluded that the embedded feature of the Notes related to the make-whole premium, designated event make-whole premium and holder put option upon the occurrence of certain designated events, qualify as derivatives and should be bundled as a compound embedded derivative (“Derivative”) under SFAS 133.  The carrying value of the Derivative as of June 30, 2009 and December 31, 2008 was zero.

The carrying value of the Notes is comprised of the following (in thousands):

	June 30, 2009	December 31, 2008
Convertible senior secured notes	$277,363	$401,383
Accretion	27,159	28,934
	$304,522	$430,317

See Note 8, Fair Value Disclosures, for disclosure of the fair value of the Company’s Notes and Derivative.  Debt issuance costs incurred in connection with the sale of the Notes totaled $14.3 million and are being amortized as additional interest expense over the six-year term of the Notes using the effective interest method.  Accumulated amortization totaled $8.5 million at June 30, 2009, including a reduction of $3.2 million in unamortized debt issuance costs associated with the repurchase of Notes in the first six months of 2009.  Accumulated amortization totaled $4.7 million at December 31, 2008.

Note 8—Fair Value Disclosures

The following tables present information about the Company’s assets measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total

Cash and cash equivalents	$89,660	(1)	$—	$—	$89,660
Restricted cash	624	(2)	—	—	624

Total	$90,284		$—	$—	$90,284

(1)           Includes $83.4 million of money market mutual funds which invest in U.S. Government securities.

(2)           Consists of certificates of deposit which collateralize letters of credit.  Restricted cash is included in prepaid expenses and other current assets and intangible and other long-term assets, net on the Condensed Consolidated Balance Sheets.

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

(2)           Consists of certificates of deposit which collateralize letters of credit.  Restricted cash is included in prepaid expenses and other current assets and intangible and other long-term assets, net on the Condensed Consolidated Balance Sheets.

The aggregate fair value of the Notes, determined based on recently quoted prices, was approximately $114 million as of June 30, 2009, compared to the aggregate carrying value of the Notes at such date of $304.5 million.  The aggregate fair value of the Notes, determined based on quoted prices, was approximately $86.5 million as of December 31, 2008, compared to the aggregate carrying value of the Notes at such date of $430.3 million.

The fair value of the Derivative as of June 30, 2009 and December 31, 2008 was zero. The Company monitors the fair value of the Derivative each reporting period and records changes in fair value through charges or credits to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes on the balance sheet. The value of the Derivative can fluctuate based on changes in several factors including the trading price of the Company’s common stock, passage of time and other events described in the Notes.

Note 9—Stockholders’ Equity and Stock-Based Compensation

During the three months ended March 31, 2009 and 2008, as provided for under the terms of the FiberTower Corporation Stock Incentive Plan (the “Stock Incentive Plan”), the Company awarded 1.0 million and 0.2 million restricted shares, respectively, to certain non-employee directors pursuant to automatic annual awards which vested on the day following the date of grant.  No such awards were granted during the three months ended June 30, 2009 or 2008.

During the three and six months ended June 30, 2009, the Company awarded zero and 0.1 million restricted shares, respectively, to employees under the Stock Incentive Plan.  During the three and six months ended June 30, 2008, such awards were 0.9 million and 5.4 million shares, respectively.  Unless otherwise stipulated by the Board of Directors, restricted stock awards to employees under the Stock Incentive Plan vest over a four-year period from the grant date.  Prior to vesting, the restricted stock awards have voting rights and are entitled to dividends.  Therefore, such shares are considered outstanding for financial reporting purposes, but are included in net income (loss) per share computations only to the extent vested.  See Note 11, Net Income (Loss) Per Share.  As of June 30, 2009, the number of restricted shares outstanding was 4.1 million.

During the three and six months ended June 30, 2009, the Company awarded options to employees to acquire a negligible amount and 3.5 million shares, respectively, of the Company’s common stock under the Stock Incentive Plan.  During the three and six months ended June 30, 2008, such options awarded were 1.1 million and 1.2 million shares, respectively.  As of June 30, 2009, the number of shares issuable under outstanding stock options was 7.0 million, of which 2.5 million were exercisable.  There were no options exercised during the six months ended June 30, 2009.  During the three and six months ended June 30, 2008, the number of options exercised were 0.4 million and 0.5 million, respectively.

The fair value of the options granted was determined using the Black-Scholes-Merton option pricing model and the assumptions set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Expected life of options	3.58 years	3.58 years	3.58 years	3.58 years
Volatility	144%	70%	141%-144%	67%-70%
Risk-free interest rate	1.55%-2.04%	2.27%-2.98%	1.55%-2.04%	2.27%-2.98%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

In the three and six months ended June 30, 2009, the Company estimated its expected stock price volatility based on the historical volatility of its stock price.  In the three and six months ended June 30, 2008, such estimate also included consideration of the historical volatilities of similar public companies in the telecommunications industry.

The weighted-average grant-date fair value of stock options granted during the three and six months ended June 30, 2009 was $0.46 per share and $0.12 per share, respectively.  During both the three and six months ended June 30, 2008, these amounts were $0.73 per share.

As of June 30, 2009, there was approximately $2.0 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

The Company determines the fair value of each restricted stock award based on the fair value of the Company’s common stock at the date of award.

As of June 30, 2009, there was approximately $5.6 million of unrecognized compensation cost related to the restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

Employee and non-employee stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Cost of service revenues	$286	$353	$554	$1,242
Sales and marketing	(214)	220	(1)	555
General and administrative	801	338	1,721	1,339
Total	$873	$911	$2,274	$3,136

During the three months ended June 30, 2009, the Company reversed $0.4 million of previously recognized compensation cost related to the cancellation of unvested restricted stock awarded to two sales and marketing employees whose employment terminated.

Warrants — As of June 30, 2009, there were 2.6 million warrants outstanding at an exercise price of $7.25 per share.  Such warrants expire in December 2014.  During the first quarter of 2009, 0.3 million warrants at an exercise price of $1.84 per share expired unexercised.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at June 30, 2009 were as follows (in thousands):

Convertible senior secured notes	52,573	(1)
Warrants	2,574
Stock options and restricted shares	20,319
Total shares reserved	75,466

(1)                                  Shares of common stock reserved for future issuance were reduced by 27.6 million during the first six months of 2009 as a result of the repurchases of Notes described in Note 7, Convertible Senior Secured Notes.

Note 10—Income Taxes

As a result of the gain on early extinguishment of debt realized on the Company’s repurchases of its Notes during the first six months of 2009 as described in Note 7, Convertible Senior Secured Notes, the Company recorded a state income tax provision of $0.4 million during the three months ended June 30, 2009.  However, for federal tax purposes, the American Recovery and Reinvestment Tax Act of 2009, Section 108(i), allows a taxpayer to elect to defer the recognition of cancellation of indebtedness income (“CODI”) from debt reacquisitions in 2009 and 2010 until 2014, and include the deferred CODI in income ratably over five years beginning in 2014. The Company intends to make this election for federal tax purposes for 2009, and accordingly, the Company has not recorded a provision for the federal taxes incurred on CODI realized for the six months ended June 30, 2009.

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

In the first quarter of 2009 and in connection with the preparation of the 2008 tax filings, management reviewed the Company’s current multi-state operations as they relate to the state apportionment percentages.  As a result of this review, the Company updated its overall blended state tax rate computation.  The impact of such update was a reduction in the overall state blended tax rate and, in turn, the carrying value of the above-mentioned deferred tax liability.  Accordingly, the Company recorded a discrete, non-cash income tax benefit of $1.5 million in the first quarter of 2009, with a corresponding decrease to the deferred tax liability.

Note 11—Net Income (Loss) Per Share

As of January 1, 2009, the Company adopted  FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of net income (loss) per share pursuant to the two-class method described in SFAS No. 128, Earnings Per Share.  As required by FSP EITF 03-6-1, prior period net income (loss) per share data has been adjusted retrospectively.  The effect of the adoption of FSP EITF 03-6-1 was not material to the Company’s net income (loss) per share.

In accordance with FSP EITF 03-6-1, basic net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) attributable to participating securities, by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) attributable to participating securities, by the denominator for basic net income (loss) per share and any dilutive effects of stock options, restricted stock, convertible notes and warrants.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic:
Numerator:
Net income (loss)	$20,791	$(41,464)	$47,503	$(161,464)
Less: Net income (loss) allocated to participating securities	(589)	1,797	(1,394)	5,875
Net income (loss) attributable to stockholders	$20,202	$(39,667)	$46,109	$(155,589)
Denominator:
Weighted average shares outstanding	151,486	150,823	151,415	149,609
Weighted average unvested restricted shares outstanding	(4,288)	(6,537)	(4,443)	(5,444)
Denominator for basic net income (loss) per share	147,198	144,286	146,972	144,165

Basic net income (loss) per share attributable to common stockholders	$0.14	$(0.27)	$0.31	$(1.08)

Diluted:
Numerator:
Net income (loss)	$20,791	$(41,464)	$47,503	$(161,464)
Less: Net income (loss) allocated to participating securities	(582)	1,797	(1,390)	5,875
Net income (loss) attributable to stockholders	$20,209	$(39,667)	$46,113	$(155,589)
Denominator:
Denominator for basic calculation	147,198	144,286	146,972	144,165
Weighted average effect of dilutive stock options	1,731	—	474	—
Denominator for diluted net income (loss) per share	148,929	144,286	147,446	144,165

Diluted net income (loss) per share attributable to common stockholders	$0.14	$(0.27)	$0.31	$(1.08)

For each of the three and six months ended June 30, 2009, 3.8 million stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.  For the three and six months ended June 30, 2008, such amounts were 5.5 million and 5.7 million stock options, respectively.

As of June 30, 2009, 44.8 million shares were potentially issuable if all currently outstanding Notes were converted and 7.8 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Notes.   See Note 7, Convertible Senior Secured Notes, for additional information.

There were also warrants outstanding at June 30, 2009, to acquire 2.6 million common shares.

For the three and six months ended June 30, 2009 and 2008, all of the shares issuable on conversion of the Notes and exercise of the warrants were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

These potentially issuable shares would further dilute investors when the stock options and warrants are exercised and the Notes are converted to common shares.

Note 12—Related Party Transactions

During the six months ended June 30, 2009 and 2008, the Company leased colocation space from certain stockholders that (i) own greater than 10% of the Company’s outstanding equity securities and/or (ii) have representatives who serve on the Company’s Board of Directors. One of these related parties also provided the Company with certain services pertaining to its network operations center during such periods. The aggregate operating expenses included in the accompanying Condensed Consolidated Statements of Operations for the six months ended June 30, 2009 and 2008, pertaining to these lease and service arrangements, were approximately $1.7 million and $1.3 million, respectively.

An individual affiliated with an entity holding approximately 17% of the Company’s outstanding common stock serves on the Company’s Board of Directors.  A company controlled by a member of the Company’s Board of Directors periodically serves as a consultant to a holder of approximately 8% of the Company’s common stock regarding its investments, including its holdings in the Company.

The Chairman of the Company’s Board of Directors serves as a director of Tessco Technologies Incorporated.  Tessco supplies the Company with various materials which are used in the business operations.  During each of the six months ended June 30, 2009 and 2008, the Company paid Tessco approximately $0.1 million for such materials.

Note 13—Guarantees and Other Contingencies

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases. Forward looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These include statements regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements, financing prospects, planned capital expenditures, expected cost per site, anticipated customer growth, expansion plans, expected cost savings associated with our reduction in workforce in 2008 and anticipated cash balances. There are many risks, uncertainties and other factors that can prevent the achievement of goals or cause results to differ materially from those expressed or implied by these forward-looking statements including, among other things, negative cash flows and operating losses, additional liquidity requirements, potential loss of significant customers, downturns in the wireless communication industry, regulatory costs and restrictions, potential loss of FCC licenses, equipment supply disruptions and cost increases, competition from alternative backhaul service providers and technologies, along with those risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of this Quarterly Report on Form 10-Q (“Risk Factors”).

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

Company Overview

We are a leading provider of facilities-based backhaul services to wireless carriers. Facilities-based providers own or lease a substantial portion of the property, plant and equipment necessary to provide backhaul services. Backhaul is the transport of voice, video and data traffic from a wireless carrier’s mobile base station, or cell site, to its mobile switching center, or MSC, or other exchange point where the traffic is then switched onto a wireline telecommunications network. We utilize our comprehensive wireless spectrum assets and extensive fiber service provider relationships to provide backhaul services nationally through a hybrid radio/fiber network architecture. Our services allow wireless carriers to optimize their networks, enable significant improvements in their availability, reliability and scalability, and reduce costs, while providing a long-term solution for the increasing demand for backhaul capacity.

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

As of June 30, 2009, we had 152 employees, of whom 108 were in Engineering, Market/Field Operations and Network Operations the payroll-related costs of which are classified as Cost of Service Revenues; 7 were in Sales and Marketing; and 37 were in General and Administrative.  On May 8, 2008, management announced company-wide staffing reductions as part of its cost reduction efforts, resulting in a workforce reduction of 59 employees.

As of June 30, 2009:

•                  We provide service to 6,332 billing customer locations at 2,795 billing sites in 13 markets;

•                  We have master service agreements with nine U.S. wireless carriers;

•                  We hold separate service agreements with both MCI Communications, Verizon Business and Qwest Communications, as their fixed wireless partner on the General Services Administration Networx contract to provide fixed wireless government-grade primary transport and physically diverse network transport services.  The service agreement with Verizon Business also allows us to provide government-grade services for other Verizon Business-managed contracts;

•                  We own a national spectrum portfolio of 24 GHz and 39 GHz wide-area spectrum licenses, including over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.55 billion channel pops calculated as the number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels. We believe our spectrum portfolio represents one of the largest and most comprehensive collections of millimeter wave spectrum in the U.S. Our licenses extend over substantially all of the continental U.S., covering areas with a total population of approximately 300 million.

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

During the second quarter of 2009, we achieved the following significant financial and operational milestones:

•                  Average monthly revenue per billing site grew 5% to $1,860 in the second quarter of 2009 from $1,767 in the first quarter of 2009;

•                  Billing customer locations grew 1% to 6,332 at June 30, 2009 from 6,267 at March 31, 2009;

•                  Billing sites were flat at 2,795 at June 30, 2009 compared to 2,790 at March 31, 2009;

•                  Adjusted EBITDA was a loss of $3.2 million in the second quarter of 2009 compared to an Adjusted EBITDA loss of $4.9 million in the first quarter of 2009.  See “—Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income (loss);

•                  During the second quarter of 2009, we repurchased $70.9 million par value of our Notes in the open market. These repurchases were at a weighted average price of approximately $43 per $100 of par value, for $30.8 million in cash plus accrued but unpaid interest.  During the first quarter of 2009, we repurchased $71.3 million par value of our Notes in the open market. These repurchases were at a weighted average price of approximately $30 per $100 of par value, for $21.4 million in cash plus accrued but unpaid interest. We may from time to time repurchase additional amounts of our outstanding Notes. We will evaluate such transactions, if any, in light of the then-existing market conditions.  See Liquidity and Capital Resources below and Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

As of June 30, 2009, we had deployed 3,118 sites, of which 2,795 had billing customers. A deployed site may not yet be billing for various reasons including:

•       We have sold service at that site, but have not yet commenced providing service to the customer; or

•       We have not yet sold any service at that site, but the site is located in a market in which wireless carriers who are our customers operate but with whom we may not have yet secured a commitment for this specific market.

Our business plan depends on our expectation that most, if not all, sites will generate revenue within the useful life of the site sufficient to fully recover our investment in property and equipment. If we are unable to generate sufficient revenues from these sites in the future, our business, financial condition and results of operations would be adversely affected. We have recognized relatively limited amounts of revenues to date, have generated operating and net losses and negative cash flows and expect to generate operating and net losses and negative cash flows for the foreseeable future. (See “Liquidity and Capital Resources” below).

Service Revenues

We generate revenue by charging a monthly recurring charge based on the amount of bandwidth traffic carried across our network.  Increasing revenues on a per-billing site basis is one of our most important objectives. Revenue per billing site, shown in the Performance Measures table on page 26, is a key operating metric reflecting our ability to scale and leverage our existing network.  The duration of our customer contracts are generally for three or five years.

Traffic grows as we construct new sites for customers, sell to new customers at existing sites, or sell incremental bandwidth to existing customers. The average monthly revenue generated per billing site increased to $1,860 in the second quarter of 2009 from $1,767 in the first quarter of 2009. We intend to continue to focus on site-level margins and project return on investment calculations and maintain our focus on cost reductions.

For the three and six months ended June 30, 2009 and 2008, the following customers accounted for a significant portion of our revenues:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008		2009	2008

AT&T Mobility	39%	41%		38%	44%
Sprint Nextel	20%	32	%(1)	20%	30	%(1)
Clearwire	15%	—	(1)	16%	—	(1)
T-Mobile	15%	15%		15%	14%

(1)                                  In December 2008, Clearwire Corporation completed a transaction with Sprint Nextel and an investor group to launch a new WiMAX-based wireless services provider. As a result of this transaction, a portion of the circuits previously billed to Sprint Nextel have been transferred to Clearwire. If this transaction had occurred on January 1, 2008, approximately 13% of our three months ended June 30, 2008 revenues would have been attributed to Clearwire and approximately 19% would have been attributed to Sprint Nextel.  Approximately 11% of such revenues for the six months ended June 30, 2008 would have been attributed to Clearwire and approximately 19% would have been attributed to Sprint Nextel.

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008

AT&T Mobility	33%	27%
Sprint Nextel	17%	52%
Clearwire	16%	—
T-Mobile	24%	12%

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

Construction of our network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. We regularly assess the realizability of costs accumulated in construction-in-progress as we execute our network build plans. During the three months ended June 30, 2009 and 2008, we recorded impairment charges of $0.1 million and $8.6 million, respectively, related to this process which is included in cost of service revenues.  During the six months ended June 30, 2009 and 2008, these impairment charges were $0.2 million and $13.4 million, respectively.

Sales and marketing expenses are comprised primarily of compensation and related benefits, including stock-based compensation and travel expenses.

General and administrative expenses primarily consist of compensation and related benefits including stock-based compensation, recruiting fees, travel expenses, professional fees and insurance.  We do not expect general and administrative expenses to grow during 2009.  The increased general and administrative expense in the Condensed Consolidated Statements of Operations in 2009 compared to 2008 was primarily the result of the reclassification of seven employees from sales and marketing and cost of service revenues to general and administrative.

Depreciation and amortization expenses primarily consist of depreciation related to deployed network sites and the amortization of certain intangible assets. We expect depreciation expense to increase in future periods as a result of deploying and commencing depreciation on additional sites.

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

Interest income and interest expense are primarily the result of interest earned on investment of cash proceeds and interest cost incurred as a result of the gross proceeds from the Notes.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

As a result of the gain on early extinguishment of debt realized on our repurchases of Notes during the first six months of 2009 as described in Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements, we recorded a state income tax provision of $0.4 million during the three months ended June 30, 2009.  In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding reduction of the deferred income tax liability. See Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

Challenges Facing Our Business

In addition to the risks described in the section entitled Risk Factors in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of this Quarterly Report on Form 10-Q, there are various challenges facing our business.  These include acquiring new customers on new and existing sites, deploying new sites in a predictable manner, scaling our business and managing growth, the concentrated nature of our customers, the emerging nature of our market, the weakened state of the U.S. economy and the decline in our stock price.

Acquiring customers on new and existing sites in a timely fashion is critical to our ability to generate an appropriate return on the capital that we invest, particularly since we incur significant costs in preparing sites to become operational. In certain cases, these costs are incurred well in advance of having committed revenue from a customer. Our business, financial condition and results of operations will be negatively affected if we do not obtain sufficient revenues from constructed sites.

Deploying new sites in a predictable manner can be challenging given the difficulties in dealing with numerous landlords in order to lease space on sites, complying with the various zoning and permitting laws of different cities or districts, and managing the contractors involved with construction, program and project management. We have taken steps to reduce deployment unpredictability by engaging with large, well-established, turnkey vendors that are experienced in these activities. Additionally, we concentrate on selecting sites owned by major tower operators with whom we already have agreements, which we believe will help minimize the risk of failing to negotiate a definitive lease for a site.

We are a growing company, and hiring qualified personnel and developing processes and systems rapidly are necessary in order to grow successfully. If we cannot hire qualified employees, manage our growth and develop these systems and processes successfully, our business could be adversely affected.

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

We have built flexibility into our spending by reducing capital expenditures, general and administrative and sales and marketing expenses. However, our ability to pay our expenses and make payments due on our Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. The overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Notes as scheduled. In addition, the sharp decline in our stock price may create a negative perception with current and prospective customers which could adversely affect our business.

Results of Operations

Presented below are selected statements of operations data for the three and six months ended June 30, 2009 and 2008 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this report. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service revenues	$15,579	$11,868	$30,298	$21,574
Cost of service revenues (excluding depreciation and amortization)	(14,096)	(16,180)	(28,134)	(32,401)
Cost of service revenues - impairment of long-lived assets and other charges	(62)	(8,617)	(165)	(13,433)
Sales and marketing	(455)	(1,656)	(1,448)	(3,581)
General and administrative	(5,120)	(4,691)	(11,159)	(10,963)
Depreciation and amortization	(7,004)	(6,698)	(14,027)	(11,818)
Restructuring charges	(97)	(5,524)	(201)	(5,524)
Impairment of goodwill	—	—	—	(86,093)
Interest income	73	1,333	227	3,674
Interest expense	(12,280)	(11,336)	(27,395)	(22,909)
Gain on early extinguishment of debt, net	44,577	—	98,248	—
Miscellaneous income, net	57	37	172	10
Income tax (provision) benefit	(381)	—	1,087	—
Net income (loss)	$20,791	$(41,464)	$47,503	$(161,464)

The following table sets forth selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service revenues	100%	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(90)%	(136)%	(93)%	(150)%
Cost of service revenues - impairment of long-lived assets and other charges	(0)%	(73)%	(1)%	(62)%
Sales and marketing	(3)%	(14)%	(5)%	(16)%
General and administrative	(33)%	(39)%	(37)%	(51)%
Depreciation and amortization	(45)%	(56)%	(46)%	(55)%
Restructuring charges	(1)%	(47)%	(1)%	(26)%
Impairment of goodwill	—	—	—	(399)%
Interest income	0%	11%	1%	17%
Interest expense	(79)%	(95)%	(90)%	(106)%
Gain on early extinguishment of debt, net	286%	—	324%	—
Miscellaneous income, net	0%	0%	1%	0%
Income tax (provision) benefit	(2)%	—	4%	—
Net income (loss)	133%	(349)%	157%	(748)%

Non-GAAP Financial Measures

We use the total Adjusted EBITDA, which is a non-GAAP (Generally Accepted Accounting Principles) financial measure, to monitor the financial performance of our operations.  This measurement, together with GAAP measures such as revenue and loss from operations, assists management in its decision-making processes relating to the operation of our business.  Adjusted EBITDA is defined as net income (loss) from operations before interest, taxes, depreciation and amortization, impairment and restructuring charges, stock-based compensation, gain on early extinguishment of debt and other income (expense).  Adjusted EBITDA is not a substitute for operating income, net income (loss), or cash flow used in operating activities as determined in accordance with GAAP, as a measure of performance or liquidity. In addition, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.  This non-GAAP financial measure should be viewed in addition to, and not as an alternative for, our reported financial results as determined in accordance with GAAP.

We believe Adjusted EBITDA provides an additional way to view our operations, and when viewed with both our GAAP results and the reconciliation to net income (loss), we believe it provides a more complete understanding of our business than could otherwise be obtained absent this disclosure. Adjusted EBITDA is an especially important measurement in a capital-intensive industry such as telecommunications. We use Adjusted EBITDA internally as a metric to evaluate and compensate the performance of our personnel and management, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management also uses Adjusted EBITDA to measure from period-to-period its ability to fund capital expenditures, fund growth, service debt and determine bonuses. We have provided this information to enable analysts, investors and other interested parties to perform meaningful comparisons of past and current operating performance and as a means to evaluate the results of our ongoing operations.

Other companies in our industry may calculate Adjusted EBITDA differently than we do. Adjusted EBITDA is not a measure of performance under GAAP and should not be considered as a substitute for net income (loss) prepared in accordance with GAAP. Adjusted EBITDA has significant limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•                  Adjusted EBITDA does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•                  Adjusted EBITDA does not include depreciation and amortization expense. Depreciation and amortization are necessary elements of our costs and ability to generate profits and the assets being depreciated and amortized will often have to be replaced in the future. Adjusted EBITDA does not reflect any cash requirements for such replacements;

•                  Adjusted EBITDA excludes the effect of all non-cash equity based compensation. We have excluded these financial measures, because we believe non-cash equity based compensation is not an indicator of the performance of our core operations;

•                  Adjusted EBITDA does not include impairment of long-lived assets and other charges. We excluded the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with  reflecting the ongoing performance of our remaining assets;

•                  Adjusted EBITDA does not include restructuring charges. The restructuring charges relate to a restructuring plan implemented by the Company during the second quarter of 2008 as a result of the Company’s decision to restructure its operations to reflect changes in its strategic plans designed to reduce costs. The Company excluded the effect of this non-recurring and material item from GAAP net income (loss) as it is not an indicator of our continuing operations;

•                  Adjusted EBITDA excludes impairment of goodwill. As a result of a further decline in our market equity value in the first quarter of 2008, we concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the fair value of goodwill to zero at March 31, 2008. We excluded the effect of this non-recurring and material item from GAAP net income (loss) as it is not an indicator of our continuing operations;

•                  Adjusted EBITDA does not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate profits and cash flows.  We excluded interest expense from this measure so that investors may evaluate our operating results without regard to our financing methods;

•                  Adjusted EBITDA does not reflect interest income or the cash benefits derived. We excluded interest income because it is not an indicator of our continuing operations;

•                  Adjusted EBITDA does not include the gain on early extinguishment of debt. We excluded the effect of gains recorded on the early extinguishment of debt because we believe that including them in Adjusted EBITDA is not consistent with reflecting the performance of our continuing operations; and

•                  Adjusted EBITDA does not reflect income tax provision or benefit or the cash requirements necessary to pay for income tax obligations.

We compensate for these limitations by using non-GAAP financial measures as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

The following table shows the calculation of our total Adjusted EBITDA reconciled to net income (loss).

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income (loss)	$20,791	$(41,464)	$47,503	$(161,464)
Adjustments:
Depreciation and amortization	7,004	6,698	14,027	11,818
Stock-based compensation	873	911	2,274	3,136
Impairment of long-lived assets and other charges	62	8,617	165	13,433
Restructuring charges	97	5,524	201	5,524
Impairment of goodwill	—	—	—	86,093
Interest income	(73)	(1,333)	(227)	(3,674)
Interest expense	12,280	11,336	27,395	22,909
Gain on early extinguishment of debt, net	(44,577)	—	(98,248)	—
Miscellaneous (income), net	(57)	(37)	(172)	(10)
Income tax provision (benefit)	381	—	(1,087)	—
Adjusted EBITDA	$(3,219)	$(9,748)	$(8,169)	$(22,235)

Three months ended June 30, 2009 compared to three months ended June 30, 2008

Service revenues for the three months ended June 30, 2009 increased 31% to $15.6 million from $11.9 million for the three months ended June 30, 2008. This increase was primarily driven by greater penetration in existing markets.  The average monthly revenue generated per billing site increased to $1,860 during the three months ended June 30, 2009 from $1,605 for the same period of 2008.

Cost of service revenues (excluding depreciation and amortization) decreased 13% to $14.1 million for the three months ended June 30, 2009 compared to $16.2 million for the three months ended June 30, 2008.  This decrease was primarily due to the effects of the workforce reduction in the second quarter of 2008, partially offset by lower capitalized labor costs.  Also contributing to the decrease were lower site maintenance expenses which included a $0.4 million insurance reimbursement in the second quarter of 2009 relating to hurricane damage in late 2008.

Cost of service revenues for the three months ended June 30, 2009 and 2008 also included $0.1 million and $8.6 million, respectively, related to the impairment of long-lived assets and other charges.  See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements.

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

Sales and marketing expenses decreased 73% to $0.5 million for the three months ended June 30, 2009 compared to $1.7 million for the three months ended June 30, 2008.  The decrease reflects the effects of the workforce reduction in the second quarter of 2008, the reclassification of six employees from sales and marketing to general and administrative at the end of the fourth quarter of 2008 and a lower commission accrual in the second quarter of 2009 over the comparable period of 2008 due to changes in our 2009 commission plan.  In addition, during the three months ended June 30, 2009, we reversed $0.4 million of previously recognized compensation cost related to the cancellation of unvested restricted stock.

General and administrative expenses increased 9% to $5.1 million for the three months ended June 30, 2009 from $4.7 million for the three months ended June 30, 2008. This increase reflects the reclassification of six employees from sales and marketing and one employee from cost of service revenues to general and administrative at the end of the fourth quarter of 2008, partially offset by the effects of the workforce reduction in the second quarter of 2008.  Also contributing to the period-over-period increase was a $0.5 million reversal of previously recognized compensation cost recorded in the second quarter of 2008 related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction.

Depreciation and amortization expense increased 5% to $7.0 million for the three months ended June 30, 2009 from $6.7 million for the three months ended June 30, 2008. This increase reflects $14.9 million in capital additions year over year driven by the addition of 109 new deployed sites during the past 12 months and upgrades to existing sites.

Interest income decreased 95% to $0.1 million for the three months ended June 30, 2009 from $1.3 million for the three months ended June 30, 2008. The reduction was due to lower cash balances available for investment and lower interest rates as we shifted our holdings of cash balances to only be in bank deposits and money market mutual funds which invest in U.S. Government securities.

Interest expense increased 8% to $12.3 million for the three months ended June 30, 2009 from $11.3 million for the three months ended June 30, 2008. This increase was due to i) an accrual for the increase from 9% to 11% interest rate on the interest payment that we currently expect to make in additional Notes to be issued November 15, 2009; ii) an accrual for the additional accretion related to the principal premium for the additional Notes that we expect to issue November 15, 2009; and iii) a reduction in the amount of interest expense which was capitalized. Partially offsetting this increase was a reduction in interest expense resulting from the repurchases of $142.2 million par value of our Notes in the open market during the first six months of 2009. These repurchases of debt will result in a reduction of annual cash payments for interest of approximately $12.8 million.    See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

The repurchases of the Notes resulted in the recognition of a gain on early extinguishment of debt in the quarter ended June 30, 2009 of $44.6 million.  As a result of this gain, we recorded a state income tax provision of $0.4 million during the three months ended June 30, 2009.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

Six months ended June 30, 2009 compared to six months ended June 30, 2008

Service revenues for the six months ended June 30, 2009 increased 40% to $30.3 million from $21.6 million for the six months ended June 30, 2008. This increase was primarily driven by greater penetration in existing markets.  The average monthly revenue generated per billing site increased to $1,813 during the six months ended June 30, 2009 from $1,522 for the same period of 2008.

Cost of service revenues (excluding depreciation and amortization) decreased 13% to $28.1 million for the six months ended June 30, 2009 compared to $32.4 million for the six months ended June 30, 2008.  This decrease was primarily due to the effects of the workforce reduction in the second quarter of 2008, partially offset by lower capitalized labor costs.  Also contributing to the decrease were lower site maintenance expenses which included a $0.4 million insurance reimbursement in the second quarter of 2009 relating to hurricane damage in late 2008.

Cost of service revenues for the six months ended June 30, 2009 and 2008 also included $0.2 million and $13.4 million, respectively, related to the impairment of long-lived assets and other charges.  See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements.

Sales and marketing expenses decreased 60% to $1.4 million for the six months ended June 30, 2009 compared to $3.6 million for the six months ended June 30, 2008.  The decrease reflects the effects of the workforce reduction in the second quarter of 2008, the reclassification of six employees from sales and marketing to general and administrative at the end of the fourth quarter of 2008 and a lower commission accrual in the first six months of 2009 over the comparable period of 2008 due to changes in our 2009 commission plan.  In addition, during the six months ended June 30, 2009, we reversed $0.4 million of previously recognized compensation cost related to the cancellation of unvested restricted stock.

General and administrative expenses increased 2% to $11.2 million for the six months ended June 30, 2009 from $11.0 million for the six months ended June 30, 2008.  This increase reflects the reclassification of six employees from sales and marketing and one employee from cost of service revenues to general and administrative at the end of the fourth quarter of 2008, partially offset by the effects of the workforce reduction in the second quarter of 2008, lower professional and consulting fees and lower facilities-related expenses reflecting the termination or renegotiation of excess office space.  Also contributing to the period-over-period increase was a $0.5 million reversal of previously recognized compensation cost recorded in the second quarter of 2008 related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction.

Depreciation and amortization expense increased 19% to $14.0 million for the six months ended June 30, 2009 from $11.8 million for the six months ended June 30, 2008. This increase reflects $14.9 million in capital additions year over year driven by the addition of 109 new deployed sites during the past 12 months and upgrades to existing sites.

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

Interest income decreased 94% to $0.2 million for the six months ended June 30, 2009 from $3.7 million for the six months ended June 30, 2008. The reduction was due to lower cash balances available for investment and lower interest rates as we shifted our holdings of cash balances to only be in bank deposits and money market mutual funds which invest in U.S. Government securities.

Interest expense increased 20% to $27.4 million for the six months ended June 30, 2009 from $22.9 million for the six months ended June 30, 2008. This increase was due to i) an accrual for the increase from 9% to 11% interest rate on the interest payment made in additional Notes issued May 15, 2009 and interest payment that we currently expect to make in additional notes to be issued November 15, 2009; ii) an accrual for the additional accretion related to the principal premium for the additional Notes issued May 15, 2009 and that we expect to issue November 15, 2009; and iii) a reduction in the amount of interest expense which was capitalized.  Partially offsetting this increase was a reduction in interest expense resulting from the repurchase of $142.2 million par value of our Notes in the open market during the first six months of 2009.  These repurchases of debt will result in a reduction of annual cash payments for interest of approximately $12.8 million.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

The repurchases of the Notes resulted in the recognition of a gain on early extinguishment of debt in the six months ended June 30, 2009 of $98.2 million.  As a result of this gain, we recorded a state income tax provision of $0.4 million during the second quarter of 2009.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding reduction of the deferred income tax liability. See Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

Performance Measures

In managing our business and assessing our financial performance, we supplement the information provided by financial statement measures with several customer-focused performance metrics to assess the growth and evaluate the performance of our operations. In addition to traditional financial evaluations, including performance against budget, we also consider non-financial measurements, the most important of which are revenue per billing site, the number of sites deployed, number of sites billing and the number of customer locations billing. The number of sites deployed represents sites from which we could deliver our services in a particular market. The number of sites billing represents the number of installed sites from which we provide revenue-producing services to customers.  Customer locations billing are carrier locations, at which we currently provide revenue-producing services. A billing site could have multiple customer (carrier) locations.

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

The following table shows quarterly key operating metric information.

	Three Months Ended
	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Billing Sites:
Billing sites added	5	27	33	146	237	199
Ending billing sites	2,795	2,790	2,763	2,730	2,584	2,347
Billing sites / sites deployed	90%	89%	89%	88%	86%	81%
Average monthly revenue per site	$1,860	$1,767	$1,732	$1,679	$1,605	$1,440

Billing Customer Locations:
Billing customer locations added	65	171	264	553	779	649
Ending billing customer locations	6,332	6,267	6,096	5,832	5,279	4,500
Collocation rate	2.27	2.25	2.21	2.14	2.04	1.92

Sites Deployed:
FiberTower sites constructed	(3)	1	24	87	98	98
Ending sites deployed	3,118	3,121	3,120	3,096	3,009	2,911

Billing Sites are installed sites from which we provide revenue-producing service(s) to customer(s).

Average Monthly Revenue per Site is the average monthly revenue per billing site.

Billing Customer Locations are carrier locations at which we currently provide revenue-producing service(s). Our billing sites could have multiple customer locations.

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

On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes due on November 15, 2012 (the “Notes”). The Notes are fully guaranteed, jointly and severally, by each of our subsidiaries.  The Notes contain certain anti-dilution provisions that were triggered on November 9, 2008, resulting in a reduction of the conversion price from $8.29 to $6.22 per share.  In the second quarter of 2009, we repurchased $70.9 million par value of our Notes in the open market. These repurchases were at a weighted average price of approximately $43 per $100 of par value, for a total of $30.8 million in cash plus accrued but unpaid interest.  In the first quarter of 2009, we repurchased $71.3 million par value of our Notes in the open market. These repurchases were at a weighted average price of approximately $30 per $100 of par value, for a total of $21.4 million in cash plus accrued but unpaid interest.  We may from time to time repurchase additional amounts of our outstanding Notes. We will evaluate such transactions, if any, in light of the then-existing market conditions.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We had unrestricted cash and cash equivalents of $89.7 million at June 30, 2009.

We also require cash to service the interest on the Notes described above.  In March 2009, we announced that we had elected to pay the May 15, 2009 interest payment entirely by the issuance of additional Notes, as permitted under the indenture governing the Notes.  This resulted in the issuance of an additional $18.2 million in principal amount of Notes as of May 15, 2009.  At this time, we expect to pay the November 15, 2009 interest payment entirely by additional Notes, as permitted under the indenture governing the Notes.  This would result in the issuance of an additional $15.3 million in principal amount of Notes as of November 15, 2009.  These additional Notes are identical to the original Notes, except that interest on such additional Notes begins to accrue from the date they are issued.  Subject to certain conditions, we also have the option of making either or both of the next two semi-annual interest payments due in May and November 2010 with additional Notes in lieu of cash. The interest rate applicable to any such interest payments made in additional Notes is 11%. Thereafter, the interest on the Notes would be payable only in cash.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will use between $15 million and $20 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

In the future, we plan to obtain financing through the issuance of additional equity or debt securities, or both. There can be no assurance that this additional financing will be available on terms acceptable to us or at all. If we do not have sufficient funds, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness, including the Notes, at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

Cash Flow Analysis

Our principal liquidity requirements are for working capital purposes and the expansion of our network through our investment in network equipment and site acquisition and construction costs.

Operating Activities

In the six months ended June 30, 2009, net cash used in operating activities decreased by $35.0 million to $7.9 million compared to cash used in operating activities of $42.9 million for the six months ended June 30, 2008. The negative cash flow from operations in the six months ended June 30, 2009 reflects net income of $47.5 million, offset by net non-cash credits of $54.0 million. Our early retirement of debt will result in a reduction of annual cash payments for interest of approximately $12.8 million.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

The following table shows non-cash (credits) charges included in net cash used in operating activities:

	Six Months Ended June 30,
	2009	2008
Non-cash (credits) charges:
Depreciation and amortization	$14,027	$11,818
Gain on early extinguishment of debt, net	(98,248)	—
Payment-in-kind of interest	18,213	—
Accretion of convertible notes	9,517	7,113
Amortization of debt issuance costs	649	1,115
Stock-based compensation	2,274	3,136
Impairment charges on long-lived assets and other charges	165	13,433
Restructuring charges	201	4,993
Impairment of goodwill	—	86,093
Income tax (benefit)	(1,087)	—
Other, net	249	(276)
Total non-cash (credits) charges	$(54,040)	$127,425

Investing Activities

Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.  As of June 30, 2009, we provided services to 2,795 billing sites in 13 markets throughout the U.S., an increase of 32 billing sites during the first six months of 2009.

In the six months ended June 30, 2009, there were capital additions of $4.7 million as compared to $26.5 million in the first six months of 2008.  During the first six months of 2009, our new sites deployed were flat as compared to 196 new sites during the comparable period of 2008.  In the first six months of 2009, additional capital spending went into adding incremental customers at existing sites relative to the first six months of 2008. In addition, we incurred capital expenditures to support site builds beyond the second quarter of 2009.  We anticipate that we will use between $15 million and $20 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

Financing Activities

In the first six months of 2009, we repurchased $142.2 million par value of our Notes in the open market. These repurchases were at a weighted average price of approximately $37 per $100 of par value, for $52.2 million in cash plus accrued but unpaid interest.  We may from time to time repurchase additional amounts of our outstanding Notes. We will evaluate such transactions, if any, in light of the then-existing market conditions.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Notes.

No cash was provided by the exercise of stock options during the six months ended June 30, 2009 and $0.2 million was provided for the same period of 2008.

Restricted Cash and Investments

At June 30, 2009, we had unrestricted cash and cash equivalents of $89.7 million that were held in bank deposits and money market mutual funds.

In addition, at June 30, 2009, we had total restricted cash of $0.6 million, comprised of restricted cash related to letters of credit with their final expiration in September 2010.  Restricted cash is included in prepaid expenses and other current assets and intangible and other long-term assets, net on the Condensed Consolidated Balance Sheets.

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

Future Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our existing cash and cash equivalents of $89.7 million will be sufficient to cover our estimated liquidity needs for at least the next twelve months. We anticipate that we will use between $15 million and $20 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available cash. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and significantly modify our cash requirements.

We have built flexibility into our spending by reducing capital expenditures, general and administrative and sales and marketing expenses. However, our ability to pay our expenses and make payments due on our Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to pay interest on or repay indebtedness or to fund other liquidity needs.  The overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Notes as scheduled. As discussed above, if we do not have sufficient funds to service our Notes, we may need to reduce our operations or delay our expansion.  In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness, including the Notes, at or before maturity.

In the first six months of 2009, we repurchased $142.2 million par value of our Notes in the open market. These repurchases were at a weighted average price of approximately $37 per $100 of par value, for $52.2 million in cash plus accrued but unpaid interest. We may from time to time repurchase additional amounts of our outstanding Notes. We will evaluate such transactions, if any, in light of the then-existing market conditions.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for further information regarding the Notes.

Under the terms of our Notes, if certain designated events occur prior to maturity, the holders of our Notes may require us to repurchase all or part of their Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. We may not have sufficient funds at such time to repurchase any or all of the Notes. One of these designated events would be if our common stock is delisted from Nasdaq and we are unable to relist our common stock on Nasdaq or another national securities exchange within ninety days. Our common stock is currently trading below the minimum closing bid price of $1.00 per share required by Nasdaq for continued listing. If the closing bid price of a security remains below the $1.00 minimum closing bid price requirement for 30 consecutive business days, listed companies have a period of 180 calendar days to demonstrate compliance by maintaining a closing bid price of $1.00 or more for 10 consecutive business days.  In addition, companies listed on the Nasdaq Global Market may transfer to the Nasdaq Capital Market to take advantage of an additional 180-day compliance period available on that market if it meets all requirements for initial listing on the Nasdaq Capital Market other than the bid price requirement. Nasdaq had suspended this rule through July 31, 2009, with the rule reinstated on August 3, 2009.   In addition, our stockholders have granted our Board of Directors the discretionary authority to effect one reverse stock split at one of four ratios at any time prior to June 3, 2010.  However, the Board of Directors has not determined whether or not, or when, it may exercise this discretionary authority.    However, if we are unable to meet any Nasdaq continuing listing standards, our common stock could be delisted from Nasdaq.

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

Related Party Transactions

See Note 12, Related Party Transactions, in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no material changes in our market risk exposures for the six months ended June 30, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation described above, our CEO and CFO have concluded that, as of June 30, 2009, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

Material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 are as follows:

To service our indebtedness we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our business does not currently generate sufficient cash flow from operations to make the interest payments on the Convertible Senior Secured Notes (“Notes”) that we issued in November 2006. As a result, we deposited into an escrow account $68.5 million of the net proceeds from the Notes offering, which together with the proceeds from the investment thereof, was sufficient to make the first four semi-annual interest payments on the Notes in May and November of 2007 and 2008. We have the option to pay interest on the four interest payment dates in 2009 and 2010 in additional Notes.  We made the May 2009 interest payment entirely by the issuance of additional Notes and we currently expect to make the November 2009 interest payment entirely by the issuance of additional Notes.  The interest rate applicable to any such interest payments made in additional Notes is 11%.  After 2010, we will be required to pay interest only in cash.

Our ability to pay our expenses and make payments due on the Notes or any other indebtedness depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to pay interest or repay indebtedness, including the Notes, or to fund other liquidity needs. If we do not have sufficient funds, we may need to reduce our operations or delay our expansion.  In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness, including the Notes, at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect our ability to pay interest and the amounts due under our indebtedness, which could have a material adverse effect on us.

Our substantial level of indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

As of June 30, 2009, we have total indebtedness of $304.5 million, consisting of the Notes. The indenture governing the Notes will also allow us to enter into a senior secured credit facility and incur certain other additional indebtedness, including pari passu senior secured indebtedness in certain circumstances.

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

In the first two quarters of 2009, we repurchased approximately $142.2 million par value of our Notes in the open market. We may from time to time repurchase additional amounts of our outstanding Notes as was done during the first half of 2009. Because we will evaluate such transactions, if any, in light of the then-existing market conditions, we may be unable to repurchase additional Notes and decrease our indebtedness in the future. See Note 7, Convertible Senior Secured Notes in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information.

If we are unable to satisfy Nasdaq Stock Market (“Nasdaq”) listing requirements, our common stock could be delisted from Nasdaq.

Our common stock is listed on the Nasdaq Global Market.  Companies listed on Nasdaq are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of a security remains below the $1.00 minimum closing bid price requirement for 30 consecutive business days, listed companies have a period of 180 calendar days to demonstrate compliance by maintaining a closing bid price of $1.00 or more for 10 consecutive business days.  In addition, companies listed on the Nasdaq Global Market may transfer to the Nasdaq Capital Market to take advantage of an additional 180-day compliance period available on that market if it meets all requirements for initial listing on the Nasdaq Capital Market other than the bid price requirement.  On October 16, 2008, we received notification from Nasdaq that it had suspended the enforcement of the rules requiring a minimum $1.00 closing bid price and a minimum market value of publicly held shares through January 16, 2009, which suspension had subsequently been extended through July 31, 2009, with the rule reinstated on August 3, 2009.

Since October 15, 2008, our closing price on Nasdaq has been less than $1.00 per share. Our stockholders have granted our Board of Directors the discretionary authority to effect a reverse stock split at one of four ratios at any time prior to June 3, 2010.  However, at this time, the Board of Directors has not determined whether or not, or when, it may exercise this discretionary authority.    If the closing bid price of our common stock remains below $1.00 per share for a period of 30 consecutive business days beginning on or after August 3, 2009 and we are unable to demonstrate compliance within the required period of time even after effecting a reverse stock split, or we are unable to continue to meet any of Nasdaq’s listing maintenance standards for any other reason, our common stock could be delisted from Nasdaq.

In the event of delisting, trading, if any, could be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board. In addition, our securities could become subject to the SEC’s “penny stock rules.” These rules would impose additional requirements on broker-dealers who effect trades in our securities. Consequently, the delisting of our common stock and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect an investor’s ability to resell our securities. If any of these events take place, an investor may not be able to sell as many securities as desired, an investor may experience delays in the execution of transactions and our securities may trade at a lower market price than they otherwise would. In addition, if our common stock is delisted from Nasdaq and we are unable to relist our common stock on Nasdaq or another national securities exchange within ninety days, the holders of our convertible notes may require us to repurchase all or part of their notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest up to, but excluding, the repurchase date. We may not have sufficient funds at such time to repurchase any or all of the Notes. A delisting from the Nasdaq and future declines in our stock price as a result of any delisting could also greatly impair our ability to raise additional necessary capital through equity or debt financing.

The following additions to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008 relate to our stockholders’ approval of the proposal to grant our Board of Directors the discretionary authority to amend our certificate of incorporation to effect a reverse stock split at one of four ratios at any time prior to June 3, 2010.  As noted above, at this time, the Board of Directors has not determined whether or not, or when, it may exercise this discretionary authority.

There can be no assurance that the total market capitalization of our common stock (the aggregate value of all FiberTower common stock at the then market price) after the implementation of a reverse stock split will be equal to or greater than the total market capitalization before a reverse stock split or that the per share market price of our common stock following a reverse stock split will increase in proportion to the reduction in the number of shares of our common stock outstanding before the reverse stock split.

There can be no assurance that the market price per new share of our common stock after a reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before a reverse stock split. For example, based on the closing price of our common stock on July 31, 2009 of $0.46 per share, if the Board were to implement the reverse stock split and utilize a ratio of 1-for-10, we cannot assure you that the post-split market price of our common stock would be $4.60 (that is, $0.46 × 10) per share or greater. In many cases, the market price of a company’s shares declines after a reverse stock split.

Accordingly, the total market capitalization of our common stock after a reverse stock split when and if implemented may be lower than the total market capitalization before the reverse stock split. Moreover, in the future, the market price of our common stock following a reverse stock split may not exceed or remain higher than the market price prior to the reverse stock split.

If a reverse stock split is effected, the resulting per-share stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not improve.

While the Board believes that a higher stock price may help generate investor interest, there can be no assurance that a reverse stock split will result in a per-share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

A decline in the market price of our common stock after a reverse stock split is implemented may result in a greater percentage decline than would occur in the absence of a reverse stock split, and the liquidity of our common stock could be adversely affected following such a reverse stock split.

If a reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split. The market price of our common stock will, however, also be based on our performance and other factors, which are unrelated to the number of shares of common stock outstanding. Furthermore, the liquidity of our common stock could be adversely affected by the reduced number of shares that would be outstanding after the reverse stock split.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of Stockholders on June 3, 2009 (the “Annual Meeting”), to elect three Class III directors to serve three-year terms until our Annual Meeting of Stockholders in 2012, to grant our Board of Directors the discretionary authority to amend our certificate of incorporation to effect a reverse stock split at one of four ratios at any time prior to June 3, 2010 and to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009.

The Board of Directors nominated Randall A. Hack, John P. Kelly and Steven D. Scheiwe for re-election as Class III directors at the Annual Meeting.  The Board of Directors solicited proxies for the Annual Meeting pursuant to Regulation 14 under the Securities Act, there was no solicitation in opposition to these nominees and each of the nominees was re-elected. The number of votes for and withheld with respect to the nominees were as follows:

	For	Withheld
Randall A. Hack	113,539,954	1,393,662
John P. Kelly	107,706,344	7,227,272
Steven D. Scheiwe	113,528,386	1,405,230

Stockholders granted our Board of Directors the discretionary authority to amend our certificate of incorporation to effect a reverse stock split at one of four ratios at any time prior to June 3, 2010 at the Annual Meeting based on the following vote tabulation:

For	Against	Abstentions
108,383,428	6,374,830	175,358

Stockholders ratified the appointment of Ernst & Young LLP as our independent registered public accounting firm for 2009 at the Annual Meeting based on the following vote tabulation:

For	Against	Abstentions
113,843,221	330,816	759,579

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

FIBERTOWER CORPORATION

	By:	/s/ KURT J. VAN WAGENEN
August 7, 2009		Kurt J. Van Wagenen
Date		President and Chief Executive Officer

	By:	/s/ THOMAS A. SCOTT
August 7, 2009		Thomas A. Scott
Date		Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.