Form 10-Q
period 2009-09-30
FiberTower CORP
filed 2009-11-06
CIK 1010286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 151,285,539 shares of its common stock outstanding as of October 30, 2009.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(unaudited)

(In thousands, except par value)

	September 30, 2009	December 31, 2008
Assets:
Current assets:
Cash and cash equivalents	$84,957	$154,357
Accounts receivable, net of allowances of $50 and $37 at September 30, 2009 and December 31, 2008, respectively	7,355	6,652
Prepaid expenses and other current assets	2,761	2,845
Total current assets	95,073	163,854
Property and equipment, net	222,320	236,585
FCC licenses	287,495	287,495
Debt issuance costs, net	5,430	9,599
Intangible and other long-term assets, net	3,825	3,936
Total assets	$614,143	$701,469

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,936	$3,826
Accrued compensation and related benefits	2,131	2,052
Accrued interest payable	11,487	4,628
Other accrued liabilities	2,066	1,984
Current portion of accrued restructuring costs	1,199	1,342
Total current liabilities	19,819	13,832
Other liabilities	2,401	1,419
Deferred rent	7,182	6,175
Asset retirement obligations	4,424	4,048
Long-term accrued restructuring costs, net of current portion	1,801	2,436
Convertible senior secured notes	307,508	430,317
Deferred tax liability	71,904	73,372
Total liabilities	415,039	531,599
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 151,288 and 150,520 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	152	151
Additional paid-in capital	797,668	794,095
Accumulated deficit	(598,716)	(624,376)
Total stockholders’ equity	199,104	169,870
Total liabilities and stockholders’ equity	$614,143	$701,469

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service revenues	$16,213	$13,383	$46,511	$34,957
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	14,430	15,819	42,564	48,220
Cost of service revenues - impairment of long-lived assets and other charges	242	885	407	14,318
Sales and marketing	610	1,020	2,058	4,601
General and administrative	5,638	4,530	16,797	15,493
Depreciation and amortization	7,013	6,090	21,040	17,908
Restructuring charges	90	438	291	5,962
Impairment of goodwill	—	—	—	86,093
Total operating expenses	28,023	28,782	83,157	192,595
Loss from operations	(11,810)	(15,399)	(36,646)	(157,638)
Other income (expense):
Interest income	32	1,083	259	4,757
Interest expense	(10,060)	(11,397)	(37,455)	(34,306)
Gain on early extinguishment of debt, net	—	—	98,248	—
Miscellaneous income (expense), net	(5)	38	167	48
Total other income (expense), net	(10,033)	(10,276)	61,219	(29,501)
Income (loss) before income taxes	(21,843)	(25,675)	24,573	(187,139)
Income tax benefit	—	—	1,087	—
Net income (loss)	$(21,843)	$(25,675)	$25,660	$(187,139)

Net income (loss) per share attributable to common stockholders:
Basic	$(0.14)	$(0.17)	$0.17	$(1.25)
Diluted	$(0.14)	$(0.17)	$0.17	$(1.25)

Shares used in computing net income (loss) per share:
Basic	147,315	144,826	147,087	144,387
Diluted	147,315	144,826	148,119	144,387

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2009	2008
Operating activities
Net income (loss)	$25,660	$(187,139)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	21,040	17,908
Gain on early extinguishment of debt, net	(98,248)	—
Non-cash payment-in-kind of interest	18,213	—
Accretion of convertible notes	12,472	10,756
Accretion of investments in debt securities	—	(851)
Accretion of asset retirement obligations	375	322
Amortization of debt issuance costs	1,018	1,701
Stock-based compensation	3,554	4,726
Loss on disposal of equipment	13	705
Impairment of long-lived assets and other charges	407	14,318
Restructuring charges	291	4,444
Impairment of goodwill	—	86,093
Income tax (benefit)	(1,087)	—
Net changes in operating assets and liabilities:
Accounts receivable, net	(703)	(1,971)
Prepaid expenses and other current assets	84	(1,085)
Other long-term assets	(113)	(318)
Accounts payable	(890)	(9,000)
Accrued compensation and related benefits	79	(1,074)
Accrued interest payable	6,859	8,955
Other accrued liabilities and deferred rent	707	1,074
Net cash (used) in operating activities	(10,269)	(50,436)
Investing activities
Purchases of certificates of deposit	—	(4,244)
Maturities of certificates of deposit	—	5,000
Maturities of restricted cash	—	19,306
Purchase of property and equipment	(6,951)	(34,000)
Cash (used) in investing activities	(6,951)	(13,938)
Financing activities
Cash paid for par value on convertible notes repurchased	(52,180)	—
Proceeds from exercise of stock options	—	359
Cash (used) provided by financing activities	(52,180)	359
Net decrease in cash and cash equivalents	(69,400)	(64,015)
Cash and cash equivalents at beginning of period	154,357	223,330

Cash and cash equivalents at end of period	$84,957	$159,315

Supplemental Disclosures
Cash paid for interest	$1,971	$18,128

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

The Company is a leading provider of facilities-based backhaul services to wireless carriers. Backhaul is the transport of voice, video and data traffic from a wireless carrier’s mobile base station, or cell site, to its mobile switching center or other exchange point where the traffic is then switched onto a wireline telecommunications network. The Company utilizes its comprehensive wireless spectrum assets and extensive fiber service provider relationships to provide backhaul services nationally through a hybrid radio/fiber network architecture. The Company’s services allow wireless carriers to optimize their networks, enable significant improvements in their availability, reliability and scalability, and reduce costs, while providing a long-term solution for the increasing demand for backhaul capacity. As of September 30, 2009, the Company had master service agreements with nine U.S. wireless carriers. Through these master service agreements and other customer agreements, the Company provided services to 2,803 billing sites in 13 markets throughout the U.S. as of September 30, 2009.

The Company has incurred net losses and negative cash flows from operating and investing activities since its inception, and it had an accumulated deficit of $598.7 million as of September 30, 2009. Through September 30, 2009, the Company has relied primarily on equity and debt financings to fund its operating and investing activities. Management expects operating losses and negative cash flows to continue for the foreseeable future.  Failure to generate sufficient revenue could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

There have been no material changes in our significant accounting policies as of September 30, 2009 as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The Company evaluated subsequent events through November 6, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (“SEC”).  See Note 14, Subsequent Events, for a discussion of the Company’s exchange offer for its 9.00% Convertible Senior Secured Notes due 2012, as announced on October 26, 2009.

Recent accounting pronouncements — With the exception of those discussed below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2008, that are of significance, or potential significance, to the Company.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of GAAP, a replacement of SFAS No. 162, which establishes the Accounting Standards Codification (“Codification”) as the source of GAAP recognized by the FASB.  It also modifies the GAAP hierarchy to include only two levels of GAAP; authoritative and non-authoritative.  ASC 105-10 is effective for interim and annual reporting periods ending after September 15, 2009 and has therefore been adopted by the Company in the third quarter of 2009.  While the Codification supersedes all existing non-SEC accounting and reporting standards, it is not intended to change existing GAAP, and it will only impact specific references to authoritative accounting literature.

In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165), Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The provisions were effective for interim and annual reporting periods ending after June 15, 2009, and therefore have been adopted by the Company beginning in the second quarter of 2009.

In April 2009, the FASB issued three related FASB Staff Positions : (i) ASC 320-10-65-1 (formerly FSP FAS No. 115-2 and FAS No. 124-2), Recognition of Presentation of Other-Than-Temporary Impairments , (ii) ASC 825-10-65-1 (formerly FSP FAS No. 107-1 and Accounting Principles Board Opinion  No. 28-1), Interim Disclosures about Fair Value of Financial Instruments, and (iii) ASC 820-10-65-4 (formerly FSP FAS No. 157-4), Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. The provisions were effective for interim and annual reporting periods ending after June 15, 2009, therefore effective for the Company beginning in the second quarter of 2009.  These Staff Positions amend the other-than-temporary impairment guidance for debt securities to modify the requirement for recognizing other-than-temporary impairments, change the existing impairment model, and modify the presentation and frequency of related disclosures.  These Staff Positions also require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements and provides additional guidance for estimating fair value in accordance with ASC 820-10 (formerly SFAS No. 157), Fair Value Measurements.  The Company has determined that these Staff Positions did not have an impact on its consolidated financial statements.

In September 2006, the FASB issued ASC 820-10, Fair Value Measurements, which established specific criteria for the fair value measurements of financial and non-financial assets and liabilities. The fair value criteria are primarily applied prospectively upon adoption of the Standard, which was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB approved a one-year delay in applying the Standard to certain fair value measurements, primarily related to non-financial assets and liabilities such as those resulting from business combinations, acquired goodwill and intangibles, long-lived assets held for disposal and liabilities related to exit or disposal activities. The Company has determined that there is no impact on its consolidated financial statements of applying the Standard to the assets and liabilities to which the one-year delay in implementation was applied.

In March 2008, the FASB issued ASC 815-10-65-1 (formerly SFAS 161), Disclosures about Derivative Instruments and Hedging Activities, which requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under ASC 815-10 (formerly SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Standard was effective for the Company in the first quarter of 2009. The Company has determined that its adoption had no impact on its consolidated financial statements.  See Note 7, Convertible Senior Secured Notes, for information on the derivative associated with the Existing Notes and Note 8, Fair Value Disclosures, for its fair value.

In June 2008, the FASB’s Emerging Issues Task Force reached a consensus on ASC 815-40 (formerly EITF 07-5), Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. This determination is necessary for evaluating whether the instrument or feature is considered a derivative financial instrument. The consensus was effective for the Company in the first quarter of 2009. The Company has determined that its adoption has no impact on its consolidated financial statements.

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
Network equipment	$257,548	$249,238
Internal-use computer software	5,098	4,767
Office equipment and other	2,993	2,907
	265,639	256,912
Less: accumulated depreciation and amortization	77,203	56,203
Property and equipment in-service, net	188,436	200,709
Construction-in-progress	33,884	35,876
Property and equipment, net	$222,320	$236,585

As of September 30, 2009 and December 31, 2008, network equipment and construction-in-progress included capitalized internal labor costs of $18.7 million and $18.3 million, respectively.  As of September 30, 2009 and December 31, 2008, network equipment and construction-in-progress included capitalized interest of $14.9 million and $11.7 million, respectively.

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

See Note 5, Impairment of Long-Lived Assets and Other Charges, regarding impairment charges recorded in the three and nine months ended September 30, 2009 and 2008 related to property and equipment.

Note 4—Restructuring Charges

During the three months ended September 30, 2009 and 2008, the Company recorded restructuring charges of $0.1 million and $0.4 million, respectively.  During the nine months ended September 30, 2009 and 2008, the Company recorded restructuring charges of $0.3 million and $6.0 million, respectively.  The restructuring charges are a result of the Company’s decision during the second quarter of 2008 to restructure its operations to reflect changes in its strategic plans designed to reduce costs.  The resultant restructuring charges reflected i) the Company’s decision to cease market development activities in the Carolina’s market resulting in an exit plan for its site operating leases, ii) termination benefits under a workforce reduction of 59 employees consistent with the Company’s network deployment plan and iii) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey.

The Company accounted for its exit plan for operating leases in accordance with ASC 420-10 (formerly SFAS No. 146), Accounting for Costs Associated with Exit or Disposal Activities, which requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  The Company accounted for the termination benefits under the workforce reduction in accordance with ASC 712-10 (formerly SFAS No. 112), Employer’s Accounting for Postemployment Benefits.  The restructuring charges are included in operating expenses in the Condensed Consolidated Statements of Operations and are summarized as follows (in thousands):

	Operating Leases	Workforce Reduction	Total
Balance at December 31, 2008	$3,672	$106	$3,778
Restructuring charges	104	—	104
Cash payments	(311)	(106)	(417)
Balance at March 31, 2009	3,465	—	3,465
Restructuring charges	97	—	97
Cash payments	(338)	—	(338)
Balance at June 30, 2009	3,224	—	3,224
Restructuring charges	90	—	90
Cash payments	(314)	—	(314)
Balance at September 30, 2009	$3,000	$—	$3,000

The accrued restructuring costs associated with the contract terminations of the operating leases are expected to be paid over the remaining lease term, which generally approximates four years, or shorter period as payoff arrangements are concluded.

Note 5—Impairment of Long-Lived Assets and Other Charges

Construction of the Company’s network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. The Company regularly assesses the realizability of costs accumulated in construction-in-progress as it executes its network build-out plans. During the three months ended September 30, 2009 and 2008, the Company recorded impairment charges of $0.2 million and $0.9 million, respectively, relating to this process which is included in cost of service revenues.  During the nine months ended September 30, 2009 and 2008, these impairment charges were $0.4 million and $14.3 million, respectively.

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

Note 7—Convertible Senior Secured Notes

On November 9, 2006, the Company completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes (the “Existing Notes”) that mature on November 15, 2012. The Existing Notes are fully guaranteed, jointly and severally, by each of the Company’s subsidiaries.  The Existing Notes bear interest at a rate of 9% per annum, payable semi-annually in arrears in cash on May 15 and November 15 of each year.

The Company elected to pay the May 15, 2009 interest payment entirely by the issuance of additional Existing Notes, as permitted under the indenture governing the Existing Notes.  This resulted in the issuance of an additional $18.2 million in principal amount of Existing Notes as of May 15, 2009.  On October 6, 2009, the Company reported that it had also elected to pay the November 15, 2009 interest payment entirely by additional Existing Notes, as permitted under the indenture governing the Existing Notes.  This will result in the issuance of an additional $15.3 million in principal amount of Existing Notes as of November 16, 2009 (the first business day immediately following the interest payment date).  These additional Existing Notes are identical to the original Existing Notes, except that interest on such additional Existing Notes begins to accrue from the date they are issued.  Subject to certain conditions, the Company also has the option of making either or both of the next two semi-annual interest payments due in May and November 2010 with additional Existing Notes in lieu of cash. The interest rate applicable to any such interest payments made in additional Existing Notes is 11%. Thereafter, the interest on the Existing Notes would be payable only in cash.

In the first quarter of 2009, the Company repurchased $71.3 million par value of its Existing Notes in the open market. These repurchases were at a weighted average price of approximately $30 per $100 of par value, for a total of $21.4 million in cash plus accrued but unpaid interest of $1.9 million.  In the second quarter of 2009, the Company repurchased $70.9 million par value of its Existing Notes in the open market. These repurchases were at a weighted average price of approximately $43 per $100 of par value, for a total of $30.8 million in cash plus accrued but unpaid interest of $0.1 million.  The repurchases of the Existing Notes resulted in the recognition of a gain on early extinguishment of debt in the quarters ended March 31, 2009 and June 30, 2009 of $53.7 million and $44.6 million, respectively.

The change in Existing Notes on the Condensed Consolidated Balance Sheets during the nine months ended September 30, 2009 is summarized as follows (in thousands):

Balance at December 31, 2008	$430,317
Repurchases at par value	(142,233)
Reversal of accretion related to repurchases	(11,611)
Additional Existing Notes issued May 15, 2009	18,213
Accretion of principal premium	9,350
Accretion of principal premium for the additional Existing Notes issued May 15, 2009	1,585
Accretion of principal premium for the additional Existing Notes to be issued November 16, 2009	1,537
Accretion of Derivative	85
Reversal of accretion of Derivative related to repurchases	265
Balance at September 30, 2009	$307,508

The gain on early extinguishment of debt recorded during the nine months ended September 30, 2009 is comprised of the following (in thousands):

Nine Months Ended
September 30, 2009
Repurchases at par value	$142,233
Reversal of accretion related to repurchases	11,611
Cash paid for par value	(52,180)
Reversal of unamortized debt issuance costs related to repurchases	(3,151)
Reversal of accretion of Derivative related to repurchases	(265)
$98,248

The repurchases of debt will result in a reduction of annual cash payments for interest of approximately $12.8 million. The Company may from time to time repurchase additional amounts of its outstanding Existing Notes. The Company will evaluate such transactions, if any, in light of the then-existing market conditions.

The Company will be required to repay any Existing Notes that are not redeemed or converted prior to maturity for 125.411% of their principal amount, or $349.2 million.  Following the payment of the upcoming November 15, 2009 interest payment by the issuance of additional Existing Notes in the principal amount of $15.3 million as discussed above, this amount will increase by $19.2 million.  The Company is accreting the principal premium ratably over the six-year period until the Existing Notes mature and is recognizing such accretion as additional interest expense. The effect of the accretion related to the interest payment made and the interest payment expected to be made by the issuance of additional Existing Notes, is to increase the effective yield to the holders from 12% to approximately 12.5% per annum based on the par value of the Existing Notes.

The Existing Notes and related guarantees are secured, to the extent permitted by law, by a first priority pledge of substantially all of the assets of the Company and its subsidiaries (other than certain excluded assets) and by a first priority pledge of the stock of all of its subsidiaries, subject, in each case, to any prior lien to secure a working capital facility, if any, of up to $50.0 million. The Existing Notes rank pari passu in right of payment to all of the Company’s and its subsidiaries’ existing and future senior indebtedness and senior to all of the Company’s and its subsidiaries’ existing and future subordinated indebtedness.

The Existing Notes are not redeemable by the Company before November 15, 2010. If the Company’s common stock has traded at or above 150% of the then effective conversion price for 20 of any 30 consecutive trading days and the daily trading volume for each such trading day which, when multiplied by the closing sale price for such trading day, equals at least $8.0 million, the Company may redeem any of the Existing Notes, in whole or in part at any time on or after November 15, 2010, at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest.

The Existing Notes may be converted into shares of the Company’s common stock.  The conversion price was originally $8.29 per share subject to adjustment under certain circumstances.  The conversion price of the Existing Notes was reduced on November 9, 2008 as described below. Holders who convert their Existing Notes prior to November 15, 2009 or convert their Existing Notes in connection with certain designated events related to consolidations and mergers that occur on or prior to November 15, 2010 will receive a make-whole premium on the Existing Notes such holders convert.

The Existing Notes contain certain anti-dilution provisions that caused the conversion price of the Existing Notes to be reduced because the Company had not issued or sold common stock for aggregate proceeds of at least $50.0 million by November 9, 2008. The anti-dilution provisions of the Existing Notes were triggered on November 9, 2008.  The number of common shares that could be issued upon conversion of the Existing Notes was increased as a result of the anti-dilution provisions of the Existing Notes being triggered, which increase was capped at a 33% increase in the total number of shares. Therefore, the triggering of the anti-dilution provisions resulted in a reduction to the conversion price of the Existing Notes to $6.22 per share. This resulted in 20.0 million additional shares which could be potentially issuable upon conversion of all Existing Notes outstanding at December 31, 2008 and any additional notes that could be issued as payment for interest on the Existing Notes.  The repurchases of Existing Notes during the first nine months of 2009 as described above, resulted in 27.6 million fewer shares which could be potentially issuable if all outstanding Existing Notes at September 30, 2009 were converted and upon conversion of additional notes that could be issued as payment for interest on the Existing Notes.

The indenture governing the Existing Notes contains covenants that, subject to certain limitations and exceptions, restrict the ability of the Company and its subsidiaries to borrow additional money, to make certain restricted payments, including, but not limited to, paying dividends on the Company’s stock, to transfer or sell assets, to create liens, to merge or consolidate, and to engage in certain business activities.  As of September 30, 2009, the Company is in compliance with all of the covenants.

If certain designated events occur prior to maturity, the holders may require the Company to repurchase all or part of their Existing Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. One of these designated events would be if the Company’s common stock is delisted from Nasdaq and the Company is unable to relist its common stock on Nasdaq or another national securities exchange within ninety days.  Under Nasdaq rules, if the closing bid price of a security remains below the $1.00 minimum closing bid price requirement for 30 consecutive business days, listed companies have a period of 180 calendar days to demonstrate compliance by maintaining a closing bid price of $1.00 or more for 10 consecutive business days.    In addition, companies listed on the Nasdaq Global Market may transfer to the Nasdaq Capital Market to take advantage of an additional 180-day compliance period available on that market if it meets all requirements for initial listing on the Nasdaq Capital Market other than the bid price requirement. Since October 15, 2008, the Company’s common stock has been either less than or slightly above $1.00 per share.  On November 5, 2009, the closing price of our common stock on the Nasdaq Global Market was $0.61 per share.  The Company’s stockholders have granted the Company’s Board of Directors the discretionary authority to effect one reverse stock split at one of four ratios at any time prior to June 3, 2010.

The Company concluded that the embedded feature of the Existing Notes related to the make-whole premium, designated event make-whole premium and holder put option upon the occurrence of certain designated events, qualify as derivatives and should be bundled as a compound embedded derivative (“Derivative”).  The carrying value of the Derivative as of September 30, 2009 and December 31, 2008 was zero.

The carrying value of the Existing Notes is comprised of the following (in thousands):

	September 30, 2009	December 31, 2008
Convertible senior secured notes	$277,363	$401,383
Accretion	30,145	28,934
	$307,508	$430,317

See Note 8, Fair Value Disclosures, for disclosure of the fair value of the Company’s Existing Notes and Derivative.  Debt issuance costs incurred in connection with the sale of the Existing Notes totaled $14.3 million and are being amortized as additional interest expense over the six-year term of the Existing Notes using the effective interest method.  Accumulated amortization totaled $8.9 million at September 30, 2009, including a reduction of $3.2 million in unamortized debt issuance costs associated with the repurchases of Existing Notes in the first nine months of 2009.  Accumulated amortization totaled $4.7 million at December 31, 2008.

As announced on October 26, 2009, and described in Note 14, Subsequent Events, the Company is offering to exchange any and all tendered and accepted Existing Notes for 9.00% Mandatorily Redeemable Convertible Senior Secured Notes due 2012 (the “Interim Notes”).  The Interim Notes will be mandatorily redeemable by the Company upon the satisfaction of certain conditions for a combination of cash, shares of the Company’s common stock and new 9.00% Senior Secured Notes (the “New Notes”) which will mature six years after the mandatory redemption of the Interim Notes (the “Mandatory Redemption”).  If the conditions to the Mandatory Redemption, as described in Note 14 have been satisfied, the Company will be required to amend its certificate of incorporation to effect a 1-for-10 reverse stock split prior to the Mandatory Redemption in order to provide a sufficient number of authorized shares for the issuance of shares in the Mandatory Redemption.

Note 8—Fair Value Disclosures

The following tables present information about the Company’s assets measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value (in thousands):

	Fair Value Measurements at September 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total

Cash and cash equivalents	$84,957	(1)	$—	$—	$84,957
Restricted cash	624	(2)	—	—	624

Total	$85,581		$—	$—	$85,581

(1)           Includes $78.9 million of money market mutual funds which invest in U.S. Government securities.

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

The aggregate fair value of the Existing Notes, determined based on recently quoted prices, was approximately $164 million as of September 30, 2009, compared to the aggregate carrying value of the Existing Notes at such date of $307.5 million.  The aggregate fair value of the Existing Notes, determined based on quoted prices, was approximately $86.5 million as of December 31, 2008, compared to the aggregate carrying value of the Existing Notes at such date of $430.3 million.

The fair value of the Derivative as of September 30, 2009 and December 31, 2008 was zero. The Company monitors the fair value of the Derivative each reporting period and records changes in fair value through charges or credits to miscellaneous income, net with an offsetting adjustment to the carrying value of the Existing Notes on the balance sheet. The value of the Derivative can fluctuate based on changes in several factors including the trading price of the Company’s common stock, passage of time and other events described in the Existing Notes.

Note 9—Stockholders’ Equity and Stock-Based Compensation

During the quarters ended March 31, 2009 and 2008, as provided for under the terms of the FiberTower Corporation Stock Incentive Plan (the “Stock Incentive Plan”), the Company awarded 1.0 million and 0.2 million restricted shares, respectively, to certain non-employee directors pursuant to automatic annual awards which vested on the day following the date of grant.  No such awards were granted during the second or third quarters of 2009 or 2008.

During the three and nine months ended September 30, 2009, the Company awarded zero and 0.1 million restricted shares, respectively, to employees under the Stock Incentive Plan.  During the three and nine months ended September 30, 2008, such awards amounted to 0.1 million and 5.5 million shares, respectively.  Unless otherwise stipulated by the Board of Directors, restricted stock awards to employees under the Stock Incentive Plan vest over a four-year period from the grant date.  Prior to vesting, the restricted stock awards have voting rights and are entitled to dividends.  Therefore, such shares are considered outstanding for financial reporting purposes, but are included in net income (loss) per common share computations only to the extent vested.  See Note 11, Net Income (Loss) Per Share.  As of September 30, 2009, the number of restricted shares outstanding was 3.8 million.

During the three and nine months ended September 30, 2009, the Company awarded options to employees to acquire a negligible amount and 3.5 million shares, respectively, of the Company’s common stock under the Stock Incentive Plan.  During the three and nine months ended September 30, 2008, such options awarded amounted to zero and 1.2 million shares, respectively.  As of September 30, 2009, the number of shares issuable under outstanding stock options was 6.5 million, of which 2.2 million were exercisable.  There were no options exercised during the nine months ended September 30, 2009.  During the three and nine months ended September 30, 2008, the number of options exercised were 0.1 million and 0.6 million, respectively.

The fair value of the options granted was determined using the Black-Scholes-Merton option pricing model and the assumptions set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Expected life of options	3.58 years	No awards	3.58 years	3.58 years
Volatility	146%		141%-146%	67%-70%
Risk-free interest rate	2.13%		1.55%-2.13%	2.27%-2.98%
Expected dividend yield	0.00%		0.00%	0.00%

In the three and nine months ended September 30, 2009, the Company estimated its expected stock price volatility based on the historical volatility of its stock price.  In the three and nine months ended September 30, 2008, such estimate also included consideration of the historical volatilities of similar public companies in the telecommunications industry.

The weighted-average grant-date fair value of stock options granted during the three and nine months ended September 30, 2009 was $0.38 per share and $0.12 per share, respectively.  During the nine months ended September 30, 2008, this amount was $0.73 per share.

As of September 30, 2009, there was approximately $1.7 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

The Company determines the fair value of each restricted stock award based on the fair value of the Company’s common stock at the date of award.

As of September 30, 2009, there was approximately $4.9 million of unrecognized compensation cost related to the restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

Employee and non-employee stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Cost of service revenues	$366	$290	$920	$1,532
Sales and marketing	51	168	50	723
General and administrative	863	1,132	2,584	2,471
Total	$1,280	$1,590	$3,554	$4,726

During the second quarter of 2009, the Company reversed $0.4 million of previously recognized compensation cost related to the cancellation of unvested restricted stock awarded to two sales and marketing employees whose employment terminated.

Warrants — As of September 30, 2009, there were 2.6 million warrants outstanding at an exercise price of $7.25 per share.  Such warrants expire in December 2014.  During the first quarter of 2009, 0.3 million warrants at an exercise price of $1.84 per share expired unexercised.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at September 30, 2009 were as follows (in thousands):

Convertible senior secured notes	52,573	(1)
Warrants	2,574
Stock options and restricted shares	22,563
Total shares reserved	77,710

(1)           Shares of common stock reserved for future issuance were reduced by 27.6 million during the first nine months of 2009 as a result of the repurchases of Existing Notes described in Note 7, Convertible Senior Secured Notes.

As announced on October 26, 2009, and described in Note 14, Subsequent Events, the Company is offering to exchange any and all tendered and accepted Existing Notes for Interim Notes.  The Interim Notes will be mandatorily redeemable by the Company upon the satisfaction of certain conditions for a combination of cash, shares of the Company’s common stock and New Notes.  If the conditions to the Mandatory Redemption, as described in Note 14 have been satisfied, the Company will be required to amend its certificate of incorporation to effect a 1-for-10 reverse stock split prior to the Mandatory Redemption in order to provide a sufficient number of authorized shares for the issuance of shares in the Mandatory Redemption.

Note 10—Income Taxes

As a result of the gain on early extinguishment of debt realized on the Company’s repurchases of its Existing Notes during the first and second quarters of 2009 as described in Note 7, Convertible Senior Secured Notes, the Company recorded a state income tax provision of $0.4 million during the second quarter of 2009.  However, for federal tax purposes, the American Recovery and Reinvestment Tax Act of 2009, Section 108(i), allows a taxpayer to elect to defer the recognition of cancellation of indebtedness income (“CODI”) from debt reacquisitions in 2009 and 2010 until 2014, and include the deferred CODI in income ratably over five years beginning in 2014. The Company intends to make this election for federal tax purposes for 2009 for some, if not all of CODI, and accordingly, the Company has not recorded a provision for the federal taxes incurred on CODI realized for the nine months ended September 30, 2009.

Under ASC 740-10 (formerly SFAS 109), Accounting for Income Taxes, deferred taxes must be calculated for the cumulative temporary difference between the book and tax basis using the effective income tax rates that are expected to be in effect when the temporary difference is expected to reverse.  The Company has a net deferred tax liability on the balance sheet attributable to the basis differential recorded for the FCC licenses.

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

Note 11—Net Income (Loss) Per Share

As of January 1, 2009, the Company adopted  ASC 260-10-45 to 65 (formerly FSP EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (the “Staff Position”), which states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of net income (loss) per share pursuant to the two-class method described in ASC 260-10 (formerly SFAS No. 128), Earnings Per Share.  As required by the Staff Position, prior period net income (loss) per share data has been adjusted retrospectively.  The effect of the adoption of the Staff Position was not material to the Company’s net income (loss) per share.

In accordance with the Staff Position, basic net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) attributable to participating securities, by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) attributable to participating securities, by the denominator for basic net income (loss) per share and any dilutive effects of stock options, restricted stock, convertible notes and warrants.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic:
Numerator:
Net income (loss)	$(21,843)	$(25,675)	$25,660	$(187,139)
Less: Net income (loss) allocated to participating securities	574	956	(726)	6,863
Net income (loss) attributable to stockholders	$(21,269)	$(24,719)	$24,934	$(180,276)
Denominator:
Weighted average shares outstanding	151,289	150,428	151,372	149,884
Weighted average unvested restricted shares outstanding	(3,974)	(5,602)	(4,285)	(5,497)
Denominator for basic net income (loss) per share	147,315	144,826	147,087	144,387

Basic net income (loss) per share attributable to common stockholders	$(0.14)	$(0.17)	$0.17	$(1.25)

Diluted:
Numerator:
Net income (loss)	$(21,843)	$(25,675)	$25,660	$(187,139)
Less: Net income (loss) allocated to participating securities	574	956	(721)	6,863
Net income (loss) attributable to stockholders	$(21,269)	$(24,719)	$24,939	$(180,276)
Denominator:
Denominator for basic calculation	147,315	144,826	147,087	144,387
Weighted average effect of dilutive stock options	—	—	1,032	—
Denominator for diluted net income (loss) per share	147,315	144,826	148,119	144,387

Diluted net income (loss) per share attributable to common stockholders	$(0.14)	$(0.17)	$0.17	$(1.25)

For the three and nine months ended September 30, 2009, 6.8 million and 3.7 million stock options, respectively, were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.  For the three and nine months ended September 30, 2008, such amounts were 4.8 million and 5.4 million stock options, respectively.

As of September 30, 2009, 44.8 million shares were potentially issuable if all currently outstanding Existing Notes were converted and 7.8 million additional shares could be potentially issuable upon conversion of additional notes that could be issued as payment for interest on the Existing Notes.   See Note 7, Convertible Senior Secured Notes, for additional information.

There were also warrants outstanding at September 30, 2009, to acquire 2.6 million common shares.

For the three and nine months ended September 30, 2009 and 2008, all of the shares issuable on conversion of the Existing Notes and exercise of the warrants were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.  These potentially issuable shares would further dilute investors when the stock options and warrants are exercised and the Existing Notes are converted to common shares.

As announced on October 26, 2009, and described in Note 14, Subsequent Events, the Company is offering to exchange any and all tendered and accepted Existing Notes for Interim Notes.  The Interim Notes will be mandatorily redeemable by the Company upon the satisfaction of certain conditions for a combination of cash, shares of the Company’s common stock and New Notes.  If the conditions to the Mandatory Redemption, as described in Note 14 have been satisfied, the Company will be required to amend its certificate of incorporation to effect a 1-for-10 reverse stock split prior to the Mandatory Redemption in order to provide a sufficient number of authorized shares for the issuance of shares in the Mandatory Redemption.

Note 12—Related Party Transactions

During the nine months ended September 30, 2009 and 2008, the Company leased colocation space and received services pertaining to its network operations center from a stockholder that (i) owns approximately 17% of the Company’s outstanding common stock and (ii) has two of its affiliates who serve on the Company’s Board of Directors. The aggregate operating expenses included in the accompanying Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009 and 2008, pertaining to these lease and service arrangements, were approximately $2.7 million and $2.1 million, respectively.  The

Company has extended its master lease agreement with this stockholder for another five years, subject to certain conditions as described in Note 14, Subsequent Events.

A company controlled by a member of the Company’s Board of Directors periodically serves as a consultant to a holder of approximately 8% of the Company’s common stock regarding its investments, including its holdings in the Company.  On October 26, 2009, this Board member submitted his resignation from the Board of Directors, which resignation will only be effective upon the occurrence of the Mandatory Redemption of the Interim Notes, as described in Note 14, Subsequent Events.

The Chairman of the Company’s Board of Directors serves as a director of Tessco Technologies Incorporated.  Tessco supplies the Company with various materials which are used in the business operations.  During the nine months ended September 30, 2009 and 2008, the Company incurred expenses of approximately $0.1 million and $0.2 million, respectively, for such materials from Tessco.  On October 26, 2009, this Board member submitted his resignation from the Board of Directors, which resignation will only be effective upon the occurrence of the Mandatory Redemption of the Interim Notes, as described in Note 14, Subsequent Events.

Note 13—Guarantees and Other Contingencies

Regulatory Matters—The Company is subject to significant Federal Communications Commission, or FCC, regulation, some of which is in a state of flux due to challenges to existing rules and proposals to create new rules, including a new national broadband policy.  Such regulation is subject to different interpretations and inconsistent application and has historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rates, rights-of-way and zoning matters.  Management believes that resolution of any such disputes will not have a material adverse impact on the Company’s consolidated financial position.

License Renewal— Like most other FCC licenses, the 24 GHz and 38.6-40.0 GHz (39 GHz) wide-area licenses which the Company holds were granted for an initial ten-year term with renewal dates ranging from 2007 to 2014. The Company holds two types of 39 GHz licenses which cover either rectangular service areas (“RSAs”), or economic areas (“EAs”). On October 1, 2008, the FCC released an order governing Company-held 39 GHz licenses. The Company’s RSA 39 GHz licenses with 2007 expiration dates received either ten-year renewals or construction extensions until June 1, 2012 from the FCC. All of the Company’s 2007-expiring RSA licenses located in the Company’s top 50 markets met the FCC’s construction standard and, consequently, were renewed for ten years along with some licenses in smaller markets that were protected due to spectrum lease or other construction activity. The Company’s remaining 183 RSA licenses, which were scheduled to expire at various times through 2009-2010, and all of the Company’s EA licenses, which expire in 2010, subject to this precedent and subject to renewal and extension filings, follow this precedent to receive an extension until June 1, 2012 to demonstrate “substantial service” as defined by the FCC. The licenses subject to the renewals or extensions or both, represent over 1.15 billion spectrum Points of Presence, or PoPs, in total.

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

Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service through meeting the safe harbor build-out requirement or through other means with respect to a license for which renewal is sought, the renewal will not be granted and the license will expire. The Company is required, or expected to be required, to demonstrate substantial service by June 1, 2012 for the majority of its 39 GHz licenses, and by 2017 for the others. The Company is required to demonstrate substantial service for all of its 24 GHz licenses by February 1, 2011, except for one, which requires such a showing in 2014. The Company does not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of its 24 GHz and 39 GHz licenses, which require renewal applications or showings mostly in the 2011 — 2014 time period. The Company believes that its licenses will be renewed based on its significant network investment, spectrum offerings and expanding geographic coverage. However, since the Company is required to demonstrate substantial service at the time licenses are renewed, the FCC has little precedent in the 24 GHz and 39 GHz bands, and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

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

See Note 14, Subsequent Events for discussion of the Company’s agreement to indemnify certain holders of Existing Notes under support agreements signed in connection with the debt exchange offer announced on October 26, 2009.

Legal proceedings—The Company is subject to certain legal proceedings and claims in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on the Company’s financial position or results of operations.

Note 14—Subsequent Events — Exchange Offer for 9.00% Convertible Senior Secured Notes Due 2012

On October 26, 2009, the Company announced that it is offering to exchange any and all tendered and accepted Existing Notes for Interim Notes.  The Interim Notes will be mandatorily redeemable by the Company upon the satisfaction of certain conditions for a combination of cash, shares of the Company’s common stock and New Notes.

Concurrently with this exchange offer, the Company is also soliciting consents from the holders of the Existing Notes for certain amendments to the indenture governing the Existing Notes to eliminate or amend substantially all of the restrictive covenants and modify certain of the events of default and various other provisions contained in such indenture and the related intercreditor agreement and security documents (the “Proposed Amendments”).  The Proposed Amendments will also provide that the liens securing the Interim Notes and the New Notes will rank ahead of the liens securing the Existing Notes.  The Company has filed with the Securities and Exchange Commission a Schedule TO, which includes as an exhibit thereto an Offering Memorandum and Consent Solicitation Statement dated October 26, 2009 (the “Offering Memorandum”) relating to the exchange offer and consent solicitation.

In connection with the exchange offer and consent solicitation, on October 26, 2009, the Company entered into separately negotiated support agreements (the “Support Agreements”) with holders of the Existing Notes who, in the aggregate, hold approximately 50.1% of the outstanding principal amount of the Existing Notes.  Pursuant to the Support Agreements, each of the holders that is a party to a support agreement has agreed to tender in the exchange offer the Existing Notes that it beneficially owns and to consent to the Proposed Amendments.

Each such holder has agreed that its consent to the Proposed Amendments will remain valid if the Company consummates the exchange offer, even if it withdraws its tender of Existing Notes in the exchange offer, except in certain limited circumstances including, among other things, if:

(1)                                  all conditions to the consummation of the exchange offer have been satisfied but the exchange offer has not been consummated on or prior to December 31, 2009,

(2)                                  any conditions to the consummation of the exchange offer have not been satisfied on or prior to December 31, 2009, or

(3)                                  the Offering Memorandum or any of the terms or conditions of the exchange offer are amended without the prior written consent of the holder and such amendment would result in or permit the Proposed Amendments to become effective prior to the consummation of the exchange offer, is otherwise materially adverse to the holder or would materially impede or delay or materially and adversely affect the consummation of the exchange offer or the mandatory redemption of the Interim Notes.

Each such holder has also agreed not to transfer any of the Existing Notes held by it unless the transferee executes and delivers to the Company a Support Agreement in the same form as signed by such holder.

Pursuant to the Support Agreements, subject to limited exceptions, the Company has agreed to indemnify such holders and their affiliates for liabilities that may be incurred by them relating to or arising out of the Support Agreement, the exchange offer or the transactions contemplated thereby.

The Company’s Board of Directors will be reduced from nine to seven members upon consummation of the Mandatory Redemption of the Interim Notes. On October 26, 2009, each of John D. Beletic, Randall A. Hack, Mark E. Holliday, John Muleta and Neil S. Subin submitted their resignation from the Board of Directors, which resignations will only be effective upon consummation of the Mandatory Redemption.

Additionally, the Company and subsidiaries of Crown Castle Investment Corp. have extended their Master Lease Agreement for another five years, some portions of which will only be effective upon the Mandatory Redemption.  The parties have also agreed to cooperate on the marketing of the Company’s backhaul services at Crown Castle tower sites.

Under the terms of the exchange offer, FiberTower will issue in exchange for each $1,000 principal amount of Existing Notes that is tendered and accepted, $1,000 principal amount of Interim Notes.  No amounts will be paid in connection with such tender for any accrued and unpaid interest on the Existing Notes, but interest will be payable on the Interim Notes, if they are not mandatorily redeemed in the Mandatory Redemption, from the date of the interest payment on the Existing Notes immediately preceding the consummation of the exchange offer.

If all of the outstanding Existing Notes are exchanged for Interim Notes and the Interim Notes are mandatorily redeemed, FiberTower will pay an aggregate of $14.0 million in cash and will issue an aggregate of 336.7 million shares of FiberTower common stock, representing approximately 69% of outstanding shares on a fully diluted basis (excluding shares issuable upon exercise of outstanding stock options and warrants), and $125.0 million principal amount of the New Notes.  No additional amounts will be paid in such redemption for any accrued and unpaid interest on the Interim Notes.

Among the conditions that must be satisfied, or with respect to item (3) below, waived by the holders of a majority in principal amount of the Interim Notes, in order for the Mandatory Redemption to occur are:

(1)                                 receipt of stockholder approval in accordance with Nasdaq Stock Market requirements for the issuance of shares of common stock in the Mandatory Redemption,

(2)                                 receipt of FCC approval for the change of control of the Company that will result from the issuance of shares of common stock in the Mandatory Redemption; and

(3)                                 the exchange for Interim Notes of not less than an aggregate of $264.4 million in principal amount of Existing Notes (which will amount to not less than 90% of the outstanding Existing Notes after issuance of additional Existing Notes in payment of interest on the Existing Notes on November 16, 2009).

If the conditions to the Mandatory Redemption of the Interim Notes have been satisfied, the Company will be required to amend its certificate of incorporation to effect a 1-for-10 reverse stock split prior to the Mandatory Redemption in order to provide a sufficient number of authorized shares for the issuance of shares in the Mandatory Redemption.

If the Mandatory Redemption occurs, the Company anticipates that it would account for the Mandatory Redemption as an extinguishment of debt pursuant to the guidance of ASC 470-50 (formerly SFAS No. 140), Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.  In evaluating the accounting treatment, the Company considered whether the transaction should be accounted for pursuant to the guidance in ASC 470-60 (formerly SFAS No. 15), Accounting by Debtors and Creditors for Troubled Debt Restructurings. This guidance requires an evaluation as to whether a debtor is experiencing financial difficulty and a determination as to whether a creditor has granted a concession.  Both conditions must be present in order to apply the guidance in ASC 470-60. Creditors are considered to have granted a concession if the debtor’s effective borrowing rate on the restructured debt is less than the effective borrowing rate of the old debt immediately before the restructuring and does not represent an effective interest rate the debtor could otherwise obtain in the marketplace. Based on the Company’s closing stock price of $0.61 per share on November 5, 2009, the creditors are not deemed to be granting a concession.  The Company will continue to evaluate the impact of the Company’s stock price on the potential final accounting treatment. If the stock price on the final redemption date is below $0.54 per share, the Company believes it would need to account for the Mandatory Redemption under the guidance in ASC 470-60.  The accounting under ASC 470-60 would be materially different from the accounting under ASC 470-50.

The New Notes will mature six years after the Mandatory Redemption date and will bear interest at a rate of 9% payable semi-annually.  One-third of the interest on the New Notes will be payable in cash and two-thirds will be payable in additional New

Notes.  FiberTower will escrow an amount sufficient to pay the first six semi-annual cash interest payments on the New Notes.  Assuming that all Existing Notes are exchanged for Interim Notes in the exchange offer and the Mandatory Redemption occurs, FiberTower’s related interest expense will decrease and debt maturities will be extended compared to the terms of the Existing Notes.

The exchange offer is being made pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, contained in Section 3(a)(9) thereof.  The exchange offer will expire at 5:00 p.m., New York City time, on December 1, 2009, unless the exchange offer is extended or terminated.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This Report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases. Forward looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These include statements regarding, among other things, our financial and business prospects, the deployment of our services, capital requirements, financing prospects, planned capital expenditures, expected cost per site, anticipated customer growth, expansion plans, expected cost savings associated with our reduction in workforce in 2008, anticipated cash balances and the completion of the exchange offer for the Existing Notes and the Mandatory Redemption.  There can be no assurance that the exchange offer and consent solicitation or the Mandatory Redemption will be completed, either because the conditions to complete such transactions may not be satisfied, or otherwise. There are many risks, uncertainties and other factors that can prevent the achievement of goals or cause results to differ materially from those expressed or implied by these forward-looking statements including, among other things, negative cash flows and operating losses, additional liquidity requirements, potential loss of significant customers, downturns in the wireless communication industry, regulatory costs and restrictions, potential loss of FCC licenses, equipment supply disruptions and cost increases, competition from alternative backhaul service providers and technologies, along with those risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 and this Quarterly Report on Form 10-Q (collectively, “Risk Factors”).

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

As of September 30, 2009, we had 153 employees, of whom 107 were in Engineering, Market/Field Operations and Network Operations the payroll-related costs of which are classified as Cost of Service Revenues; 8 were in Sales and Marketing; and 38 were in General and Administrative.

As of September 30, 2009:

•                 We provide service to 6,433 billing customer locations at 2,803 billing sites in 13 markets;

•                 We have master service agreements with nine U.S. wireless carriers;

•                 We hold separate service agreements with both MCI Communications, Verizon Business and Qwest Communications, as their fixed wireless partner on the General Services Administration Networx contract to provide fixed wireless government-grade primary transport and physically diverse network transport services.  The service agreement with Verizon Business also allows us to provide government-grade services for other Verizon Business-managed contracts; and

•                 We own a national spectrum portfolio of 24 GHz and 39 GHz wide-area spectrum licenses, including over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.55 billion channel pops calculated as the number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels. We believe our spectrum portfolio represents one of the largest and most comprehensive collections of millimeter wave spectrum in the U.S. Our licenses extend over substantially all of the continental U.S., covering areas with a total population of approximately 300 million.

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

During the third quarter of 2009, we achieved the following significant financial and operational milestones:

•                  Average monthly revenue per billing site grew 4% to $1,931 in the third quarter of 2009 from $1,860 in the second quarter of 2009;

•                  Billing customer locations grew 2% to 6,433 at September 30, 2009 from 6,332 at June 30, 2009;

•                  Billing sites were flat at 2,803 at September 30, 2009 compared to 2,795 at June 30, 2009; and

•                  Adjusted EBITDA was a loss of $3.2 million in the third quarter of 2009 essentially unchanged from the second quarter of 2009.  See “—Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net income (loss).

As of September 30, 2009, we had deployed 3,118 sites, of which 2,803 had billing customers. A deployed site may not yet be billing for various reasons including:

•       We have sold service at that site, but have not yet commenced providing service to the customer; or

•       We have not yet sold any service at that site, but the site is located in a market in which wireless carriers who are our customers operate but with whom we may not have yet secured a commitment for this specific market.

Our business plan depends on our expectation that most, if not all, sites will generate revenue within the useful life of the site sufficient to fully recover our investment in property and equipment. If we are unable to generate sufficient revenues from these sites in the future, our business, financial condition and results of operations would be adversely affected. To date, our operating expenses have exceeded our revenues.  We have generated operating and net losses and negative cash flows and expect to generate operating and net losses and negative cash flows for the next few years. (See “Liquidity and Capital Resources” below).

Service Revenues

We generate revenue by charging a monthly recurring charge based on the amount of bandwidth traffic carried across our network.  Increasing revenues on a per-billing site basis is one of our most important objectives. Revenue per billing site, shown in the Performance Measures table on page 28, is a key operating metric reflecting our ability to scale and leverage our existing network.  The duration of our customer contracts are generally for three or five years.

Traffic grows as we construct new sites for customers, sell to new customers at existing sites, or sell incremental bandwidth to existing customers. The average monthly revenue generated per billing site increased to $1,931 in the third quarter of 2009 from $1,860 in the second quarter of 2009. We intend to continue to focus on site-level margins and project return on investment calculations and maintain our focus on cost reductions.

For the three and nine months ended September 30, 2009 and 2008, the following customers accounted for a significant portion of our revenues:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008

AT&T Mobility	39%	38%		38%	41%
Sprint Nextel	20%	35	%(1)	20%	32	%(1)
Clearwire	15%	—	(1)	15%	—	(1)
T-Mobile	15%	16%		15%	15%

(1)           In December 2008, Clearwire Corporation completed a transaction with Sprint Nextel and an investor group to launch a new WiMAX-based wireless services provider. As a result of this transaction, a portion of the circuits previously billed to Sprint Nextel have been transferred to Clearwire. If this transaction had occurred on January 1, 2008, approximately 16% of our three months ended September 30, 2008 revenues would have been attributed to Clearwire and approximately 19% would have been attributed to Sprint Nextel.  Approximately 13% of such revenues for the nine months ended September 30, 2008 would have been attributed to Clearwire and approximately 19% would have been attributed to Sprint Nextel.

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008

AT&T Mobility	35%	27%
Sprint Nextel	15%	52%
Clearwire	21%	—
T-Mobile	19%	12%

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

Construction of our network operations is a complex process involving the interaction and assembly of multiple components including internal labor, third party costs and equipment costs. We regularly assess the realizability of costs accumulated in construction-in-progress as we execute our network build-out plans. During the three months ended September 30, 2009 and 2008, we recorded impairment charges of $0.2 million and $0.9 million, respectively, related to this process which is included in cost of service revenues.  During the nine months ended September 30, 2009 and 2008, these impairment charges were $0.4 million and $14.3 million, respectively.

Sales and marketing expenses are comprised primarily of compensation and related benefits, including stock-based compensation and travel expenses.

General and administrative expenses primarily consist of compensation and related benefits including stock-based compensation, recruiting fees, travel expenses, professional fees and insurance.  The increased general and administrative expense in the Condensed Consolidated Statements of Operations in 2009 compared to 2008 was primarily the result of i) increased consulting fees, including approximately $0.6 million related to the debt exchange offer described at Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements and ii) the reclassification of seven employees from sales and marketing and cost of service revenues to general and administrative as their responsibilities changed.

Depreciation and amortization expenses primarily consist of depreciation related to deployed network sites and the amortization of certain intangible assets. We expect depreciation expense to increase in future periods as a result of deploying and commencing depreciation on additional sites.

As a result of a decline in our market capitalization below the carrying value of our equity during the quarter ended March 31, 2008, we believed an indicator of impairment of goodwill existed and, accordingly, performed an interim review of the value of our goodwill.  In the quarter ended March 31, 2008, we concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the fair value of goodwill to zero at March 31, 2008.  See Note 6, Impairment of Goodwill, in the Notes to Condensed Consolidated Financial Statements for additional information.

Interest income and interest expense are primarily the result of interest earned on investment of cash proceeds and interest cost incurred on the outstanding balance of Existing Notes.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Existing Notes.

As a result of the gain on early extinguishment of debt realized on our repurchases of Existing Notes during the first nine months of 2009 as described in Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements, we recorded a state income tax provision of $0.4 million during the second quarter of 2009.  In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding reduction of the deferred income tax liability. See Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

Challenges Facing Our Business

In addition to Risk Factors, there are various challenges facing our business.  These include acquiring new customers on new and existing sites, deploying new sites in a predictable manner, scaling our business and managing growth, the concentrated nature of our customers, the emerging nature of our market, the weakened state of the U.S. economy and the variability in our stock price.

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

We have built flexibility into our spending by reducing capital expenditures, general and administrative and sales and marketing expenses. However, our ability to pay our expenses and make payments due on our Existing Notes and, if issued, our Interim Notes or New Notes, depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. The overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Existing Notes and, if issued, our Interim Notes or New Notes as scheduled. In addition, the sharp decline in our stock price from the fourth quarter of 2008 and the continuing variability of our stock price may create a negative perception with current and prospective customers which could adversely affect our business.

Results of Operations

Presented below are selected statements of operations data for the three and nine months ended September 30, 2009 and 2008 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this Report. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service revenues	$16,213	$13,383	$46,511	$34,957
Cost of service revenues (excluding depreciation and amortization)	(14,430)	(15,819)	(42,564)	(48,220)
Cost of service revenues - impairment of long-lived assets and other charges	(242)	(885)	(407)	(14,318)
Sales and marketing	(610)	(1,020)	(2,058)	(4,601)
General and administrative	(5,638)	(4,530)	(16,797)	(15,493)
Depreciation and amortization	(7,013)	(6,090)	(21,040)	(17,908)
Restructuring charges	(90)	(438)	(291)	(5,962)
Impairment of goodwill	—	—	—	(86,093)
Interest income	32	1,083	259	4,757
Interest expense	(10,060)	(11,397)	(37,455)	(34,306)
Gain on early extinguishment of debt, net	—	—	98,248	—
Miscellaneous income (expense), net	(5)	38	167	48
Income tax benefit	—	—	1,087	—
Net income (loss)	$(21,843)	$(25,675)	$25,660	$(187,139)

The following table sets forth selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service revenues	100%	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(89)%	(118)%	(91)%	(138)%
Cost of service revenues - impairment of long-lived assets and other charges	(1)%	(7)%	(1)%	(41)%
Sales and marketing	(4)%	(8)%	(4)%	(13)%
General and administrative	(35)%	(34)%	(36)%	(45)%
Depreciation and amortization	(43)%	(45)%	(45)%	(51)%
Restructuring charges	(1)%	(3)%	(1)%	(17)%
Impairment of goodwill	—	—	—	(246)%
Interest income	0%	8%	1%	14%
Interest expense	(62)%	(85)%	(81)%	(98)%
Gain on early extinguishment of debt, net	—	—	211%	—
Miscellaneous income (expense), net	0%	0%	0%	0%
Income tax benefit	—	—	2%	—
Net income (loss)	(135)%	(192)%	55%	(535)%

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

•                  Adjusted EBITDA excludes impairment of goodwill. As a result of a decline in our market capitalization below the carrying value of our equity during the quarter ended March 31, 2008, we concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the fair value of goodwill to zero at March 31, 2008. We excluded the effect of this non-recurring and material item from GAAP net income (loss) as it is not an indicator of our continuing operations;

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

The following table shows the calculation of our total Adjusted EBITDA reconciled to net income (loss).

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Net income (loss)	$(21,843)	$(25,675)	$25,660	$(187,139)
Adjustments:
Depreciation and amortization	7,013	6,090	21,040	17,908
Stock-based compensation	1,280	1,590	3,554	4,726
Impairment of long-lived assets and other charges	242	885	407	14,318
Restructuring charges	90	438	291	5,962
Impairment of goodwill	—	—	—	86,093
Interest income	(32)	(1,083)	(259)	(4,757)
Interest expense	10,060	11,397	37,455	34,306
Gain on early extinguishment of debt, net	—	—	(98,248)	—
Miscellaneous (income) expense, net	5	(38)	(167)	(48)
Income tax (benefit)	—	—	(1,087)	—
Adjusted EBITDA	$(3,185)	$(6,396)	$(11,354)	$(28,631)

Three months ended September 30, 2009 compared to three months ended September 30, 2008

Service revenues for the three months ended September 30, 2009 increased 21% to $16.2 million from $13.4 million for the three months ended September 30, 2008. This increase was primarily driven by greater penetration in existing markets. The average monthly revenue generated per billing site increased to $1,931 during the three months ended September 30, 2009 from $1,679 for the same period of 2008.

Cost of service revenues (excluding depreciation and amortization) decreased 9% to $14.4 million for the three months ended September 30, 2009 compared to $15.8 million for the three months ended September 30, 2008.  This decrease was primarily due to lower site maintenance expenses and lower fiber service provider charges.

Cost of service revenues for the three months ended September 30, 2009 and 2008 also included $0.2 million and $0.9 million, respectively, related to the impairment of long-lived assets and other charges.  See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements.

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

Sales and marketing expenses decreased 40% to $0.6 million for the three months ended September 30, 2009 compared to $1.0 million for the three months ended September 30, 2008.  The decrease reflects the reclassification of six employees from sales and marketing to general and administrative at the end of the fourth quarter of 2008 as their responsibilities changed and a lower commission accrual in the third quarter of 2009 over the comparable period of 2008 due to changes in our 2009 commission plan.

General and administrative expenses increased 24% to $5.6 million for the three months ended September 30, 2009 from $4.5 million for the three months ended September 30, 2008. This increase reflects i) additional consulting fees, including approximately $0.6 million related to the debt exchange offer described at Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements and ii) the reclassification of six employees from sales and marketing and one employee from cost of service revenues to general and administrative at the end of the fourth quarter of 2008 as their responsibilities changed.

Depreciation and amortization expense increased 15% to $7.0 million for the three months ended September 30, 2009 from $6.1 million for the three months ended September 30, 2008. This increase reflects $9.7 million in capital additions year over year driven by the addition of 22 new deployed sites during the past 12 months and upgrades to existing sites.

Interest income decreased 97% to a negligible amount for the three months ended September 30, 2009 from $1.1 million for the three months ended September 30, 2008. The reduction was due to lower cash balances available for investment and lower interest rates as we shifted our holdings of cash balances to only be in bank deposits and money market mutual funds which invest in U.S. Government securities.

Interest expense decreased 12% to $10.1 million for the three months ended September 30, 2009 from $11.4 million for the three months ended September 30, 2008. This decrease was due a reduction in interest expense resulting from the repurchases of $142.2 million par value of our Existing Notes in the open market during the first nine months of 2009, partially offset by a reduction in the amount of interest expense which was capitalized. These repurchases of debt will result in a reduction of annual cash payments for interest of approximately $12.8 million.    See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Existing Notes.

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

Service revenues for the nine months ended September 30, 2009 increased 33% to $46.5 million from $35.0 million for the nine months ended September 30, 2008. This increase was primarily driven by greater penetration in existing markets.  The average monthly revenue generated per billing site increased to $1,852 during the nine months ended September 30, 2009 from $1,575 for the same period of 2008.

Cost of service revenues (excluding depreciation and amortization) decreased 12% to $42.6 million for the nine months ended September 30, 2009 compared to $48.2 million for the nine months ended September 30, 2008.  This decrease was primarily due to the effects of the workforce reduction in the second quarter of 2008, partially offset by lower capitalized labor costs.  Also contributing to the decrease were lower site maintenance expenses which included a $0.4 million insurance reimbursement in the second quarter of 2009 relating to hurricane damage in late 2008.

Cost of service revenues for the nine months ended September 30, 2009 and 2008 also included $0.4 million and $14.3 million, respectively, related to the impairment of long-lived assets and other charges.  See Note 5, Impairment of Long-Lived Assets and Other Charges, in the Notes to Condensed Consolidated Financial Statements.

Sales and marketing expenses decreased 55% to $2.1 million for the nine months ended September 30, 2009 compared to $4.6 million for the nine months ended September 30, 2008.  The decrease reflects the effects of the workforce reduction in the second quarter of 2008, the reclassification of six employees from sales and marketing to general and administrative at the end of the fourth quarter of 2008 as their responsibilities changed and a lower commission accrual in the first nine months of 2009 over the comparable period of 2008 due to changes in our 2009 commission plan.  In addition, during the nine months ended September 30, 2009, we reversed $0.4 million of previously recognized compensation cost related to the cancellation of unvested restricted stock.

General and administrative expenses increased 8% to $16.8 million for the nine months ended September 30, 2009 from $15.5 million for the nine months ended September 30, 2008.  This increase reflects i) additional consulting fees, including approximately $0.6 million related to the debt exchange offer described at Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements and ii) the reclassification of six employees from sales and marketing and one employee from cost of service revenues to general and administrative at the end of the fourth quarter of 2008 as their responsibilities changed, partially offset by the effects of the workforce reduction in the second quarter of 2008. In addition, the period-over-period increase reflects a $0.5 million reversal of previously recognized compensation cost recorded in the second quarter of 2008 related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction.

Depreciation and amortization expense increased 17% to $21.0 million for the nine months ended September 30, 2009 from $17.9 million for the nine months ended September 30, 2008. This increase reflects $9.7 million in capital additions year over year driven by the addition of 22 new deployed sites during the past 12 months and upgrades to existing sites.

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

Interest income decreased 95% to $0.3 million for the nine months ended September 30, 2009 from $4.8 million for the nine months ended September 30, 2008. The reduction was due to lower cash balances available for investment and lower interest rates as we shifted our holdings of cash balances to only be in bank deposits and money market mutual funds which invest in U.S. Government securities.

Interest expense increased 9% to $37.5 million for the nine months ended September 30, 2009 from $34.3 million for the nine months ended September 30, 2008. This increase was due to i) an accrual for the increase from 9% to 11% interest rate on the interest payment made in additional Existing Notes issued May 15, 2009 and the interest payment to be made in additional Existing Notes to be issued on November 16, 2009; ii) an accrual for the additional accretion related to the principal premium for the additional Existing Notes issued on May 15, 2009 and to be issued on November 16, 2009; and iii) a reduction in the amount of interest expense which was capitalized.  Partially offsetting this increase was a reduction in interest expense resulting from the repurchases of $142.2 million par value of our Existing Notes in the open market during the first nine months of 2009.  These repurchases of debt will result in a reduction of annual cash payments for interest of approximately $12.8 million.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Existing Notes.

The repurchases of the Existing Notes resulted in the recognition of a gain on early extinguishment of debt in the nine months ended September 30, 2009 of $98.2 million.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Existing Notes.

In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding reduction of the deferred income tax liability. In the second quarter of 2009, we recorded a state income tax provision of $0.4 million as a result of the gain on early extinguishment of debt.  See Note 10, Income Taxes, in the Notes to Condensed Consolidated Financial Statements for additional information.

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

The following table shows quarterly key operating metric information.

	Three Months Ended
	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	Mar. 31, 2008
Billing Sites:
Billing sites added	8	5	27	33	146	237	199
Ending billing sites	2,803	2,795	2,790	2,763	2,730	2,584	2,347
Billing sites / sites deployed	90%	90%	89%	89%	88%	86%	81%
Average monthly revenue per site	$1,931	$1,860	$1,767	$1,732	$1,679	$1,605	$1,440

Billing Customer Locations:
Billing customer locations added	101	65	171	264	553	779	649
Ending billing customer locations	6,433	6,332	6,267	6,096	5,832	5,279	4,500
Collocation rate	2.30	2.27	2.25	2.21	2.14	2.04	1.92

Sites Deployed:
FiberTower sites constructed	—	(3)	1	24	87	98	98
Ending sites deployed	3,118	3,118	3,121	3,120	3,096	3,009	2,911

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

Liquidity and Capital Resources

Our business does not currently generate sufficient cash flow from operations to fund our short-term or long-term liquidity needs, and we may not be able to generate cash flow from operations sufficient to meet our liquidity needs in the future, which would require us to continue to raise funds through external sources. We have relied on the proceeds from equity and debt financings to provide cash for our operations.  We had unrestricted cash and cash equivalents of $85.0 million at September 30, 2009.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We anticipate that we will continue to invest significantly in deploying our network over the next several years.  The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will use between $10 million and $15 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

On November 9, 2006, we completed the sale of $402.5 million of 9.00% Convertible Senior Secured Notes due on November 15, 2012 (the “Existing Notes”). The Existing Notes are fully guaranteed, jointly and severally, by each of our subsidiaries.  The Existing Notes contain certain anti-dilution provisions that were triggered on November 9, 2008, resulting in a reduction of the conversion price from $8.29 to $6.22 per share.  In the first quarter of 2009, we repurchased $71.3 million par value of our Existing Notes in the open market. These repurchases were at a weighted average price of approximately $30 per $100 of par value, for a total of $21.4 million in cash plus accrued but unpaid interest.  In the second quarter of 2009, we repurchased $70.9 million par value of our Existing Notes in the open market. These repurchases were at a weighted average price of approximately $43 per $100 of par value, for a total of $30.8 million in cash plus accrued but unpaid interest.  We may from time to time repurchase additional amounts of our outstanding Existing Notes. We will evaluate such transactions, if any, in light of the then-existing market conditions.

As announced on October 26, 2009, and described in Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements, we are offering to exchange any and all tendered and accepted Existing Notes for Interim Notes.  The Interim Notes will be mandatorily redeemable by us upon the satisfaction of certain conditions for a combination of cash, shares of our common stock and New Notes which will mature six years after the Mandatory Redemption.

Although no cash will be payable in the exchange offer, a portion of the Mandatory Redemption price for the Interim Notes will be payable in cash. Assuming the exchange of all of the Existing Notes for Interim Notes and the occurrence of the Mandatory Redemption, we will need approximately $14.0 million in cash to fund the aggregate cash portion of the Mandatory Redemption payment. We will use cash on hand to fund the aggregate cash portion of the Mandatory Redemption payment.

We also require cash to service the interest on the Existing Notes and, if issued, the Interim Notes or New Notes described above.  We elected to pay the May 15, 2009 interest payment on the Existing Notes entirely by the issuance of additional Existing Notes, as permitted under the indenture governing the Existing Notes.  This resulted in the issuance of an additional $18.2 million in principal amount of Existing Notes as of May 15, 2009.  On October 6, 2009, we reported that we also had elected to pay the upcoming November 15, 2009 interest payment entirely by additional Existing Notes, as permitted under the indenture governing the Existing Notes.  This will result in the issuance of an additional $15.3 million in principal amount of Existing Notes as of November 16, 2009 (the first business day following the scheduled interest payment date).  These additional Existing Notes are identical to the original Existing Notes, except that interest on such additional Existing Notes begins to accrue from the date they are issued.  Subject to certain conditions, we also have the option of making either or both of the next two semi-annual interest payments due in May and November 2010 with additional Existing Notes in lieu of cash. The interest rate applicable to any such interest payments made in additional Existing Notes is 11%. Thereafter, the interest on the Existing Notes would be payable only in cash.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Existing Notes.

If the exchange offer is consummated but the Mandatory Redemption does not occur, subject to certain conditions, we also have the option of making either or both of the next two semi-annual interest payments on the Interim Notes due in May and November 2010 with additional Interim Notes in lieu of cash. The interest rate applicable to any such interest payments made in additional Interim Notes would be 11%. Thereafter, the interest on the Interim Notes would be payable only in cash.

If the exchange offer is consummated and the Interim Notes are mandatorily redeemed, the New Notes issued in the Mandatory Redemption will mature six years after the date of the Mandatory Redemption and will bear interest at a rate of 9% payable semi-annually.  One-third of the interest on the New Notes will be payable in cash and two-thirds will be payable in additional New Notes.  If the Mandatory Redemption occurs, we will escrow an amount sufficient to pay the first six semi-annual cash interest payments on the New Notes.  Assuming that all Existing Notes are exchanged for Interim Notes in the exchange offer and the Mandatory Redemption occurs, our related interest expense will decrease and debt maturities will be extended compared to the terms of the Existing Notes.

In the future, we plan to obtain financing through the issuance of additional equity or debt securities, or both. There can be no assurance that this additional financing will be available on terms acceptable to us or at all. If we do not have sufficient funds, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness, including the Existing Notes and, if issued, the Interim Notes or New Notes, at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives.

Cash Flow Analysis

Our principal liquidity requirements are for working capital purposes and the expansion of our network through our investment in network equipment and site acquisition and construction costs.

Operating Activities

In the nine months ended September 30, 2009, net cash used in operating activities decreased by $40.1 million to $10.3 million compared to cash used in operating activities of $50.4 million for the nine months ended September 30, 2008. The negative cash flow from operations in the nine months ended September 30, 2009 reflects net income of $25.7 million, offset by net non-cash credits of $42.0 million. Our early retirement of debt, as a result of our repurchases of Existing Notes, will result in a reduction of annual cash payments for interest of approximately $12.8 million.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Existing Notes.

The following table shows non-cash (credits) charges included in net cash used in operating activities:

	Nine Months Ended September 30,
	2009	2008
Non-cash (credits) charges:
Depreciation and amortization	$21,040	$17,908
Gain on early extinguishment of debt, net	(98,248)	—
Payment-in-kind of interest	18,213	—
Accretion of convertible notes	12,472	10,756
Amortization of debt issuance costs	1,018	1,701
Stock-based compensation	3,554	4,726
Impairment charges on long-lived assets and other charges	407	14,318
Restructuring charges	291	4,444
Impairment of goodwill	—	86,093
Income tax (benefit)	(1,087)	—
Other, net	388	176
Total non-cash (credits) charges	$(41,952)	$140,122

Investing Activities

Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.  As of September 30, 2009, we provided services to 2,803 billing sites in 13 markets throughout the U.S., an increase of 40 billing sites during the first nine months of 2009.

In the nine months ended September 30, 2009, there were capital additions of $7.0 million as compared to $34.0 million in the first nine months of 2008.  During the first nine months of 2009, our new sites deployed were flat as compared to 283 new sites during the comparable period of 2008.  In the first nine months of 2009, additional capital spending went into adding incremental customers at existing sites relative to the first nine months of 2008. In addition, we incurred capital expenditures to support site builds beyond the third quarter of 2009.  We anticipate that we will use between $10 million and $15 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

Financing Activities

In the first nine months of 2009, we repurchased $142.2 million par value of our Existing Notes in the open market. These repurchases were at a weighted average price of approximately $37 per $100 of par value, for $52.2 million in cash plus accrued but unpaid interest.  We may from time to time repurchase additional amounts of our outstanding Existing Notes. We will evaluate such transactions, if any, in light of the then-existing market conditions.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for additional information regarding the Existing Notes.

No cash was provided by the exercise of stock options during the nine months ended September 30, 2009 and $0.4 million was provided for the same period of 2008.

Restricted Cash and Investments

At September 30, 2009, we had unrestricted cash and cash equivalents of $85.0 million that were held in bank deposits and money market mutual funds.

In addition, at September 30, 2009, we had total restricted cash of $0.6 million, comprised of certificates of deposit which collateralize letters of credit with their final expiration in November 2010.  Restricted cash is included in prepaid expenses and other current assets and intangible and other long-term assets, net on the Condensed Consolidated Balance Sheets.

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

Future Liquidity and Capital Resource Requirements

Based upon our current plans, we believe that our existing cash and cash equivalents of $85.0 million will be sufficient to cover our estimated liquidity needs for at least the next twelve months. We anticipate that we will use between $10 million and $15 million of cash for capital expenditures during 2009 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time. Our long-term economic model is designed to allow replicable, scalable individual market builds so that we can increase or decrease our market deployment schedule based on available cash. As a result, the amount and timing of our long-term capital needs will depend on the extent of our network deployment. As our business is in its early stages, we regularly evaluate our plans and strategy, and these evaluations often result in changes, some of which may be material and significantly modify our cash requirements.

We have built flexibility into our spending by reducing capital expenditures, general and administrative and sales and marketing expenses. However, our ability to pay our expenses and make payments due on our Existing Notes and, if issued, our Interim Notes or New Notes, depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to pay interest on or repay indebtedness or to fund other liquidity needs.  The overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Existing Notes and, if issued, our Interim Notes or New Notes as scheduled. As discussed above, if we do not have sufficient funds to service such debt, we may need to reduce our operations or delay our expansion.  In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness at or before maturity.

In the first nine months of 2009, we repurchased $142.2 million par value of our Existing Notes in the open market. These repurchases were at a weighted average price of approximately $37 per $100 of par value, for $52.2 million in cash plus accrued but unpaid interest. We may from time to time repurchase additional amounts of our outstanding Existing Notes. We will evaluate such transactions, if any, in light of the then-existing market conditions.  See Note 7, Convertible Senior Secured Notes, in the Notes to Condensed Consolidated Financial Statements for further information regarding the Existing Notes.

Under the terms of our Existing Notes, if certain designated events occur prior to maturity, the holders of our Existing Notes may require us to repurchase all or part of their Existing Notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. We may not have sufficient funds at such time to repurchase any or all of the Existing Notes. One of these designated events would be if our common stock is delisted from Nasdaq and we are unable to relist our common stock on Nasdaq or another national securities exchange within ninety days. Under Nasdaq rules, if the closing bid price of a security remains below the $1.00 minimum closing bid price requirement for 30 consecutive business days, listed companies have a period of 180 calendar days to demonstrate compliance by maintaining a closing bid price of $1.00 or more for 10 consecutive business days.  In addition, companies listed on the Nasdaq Global Market may transfer to the Nasdaq Capital Market to take advantage of an additional 180-day compliance period available on that market if it meets all requirements for initial listing on the Nasdaq Capital Market other than the bid price requirement. Since October 15, 2008, our common stock has been either less than or slightly above $1.00 per share.  Our stockholders have granted our Board of Directors the discretionary authority to effect one reverse stock split at one of four ratios at any time prior to June 3, 2010.  If the conditions to the Mandatory Redemption, as described in Note 14 Subsequent Events, in the Notes to Condensed Consolidated Financial Statements, have been satisfied, the Company will be required to amend its certificate of incorporation to effect a 1-for-10 reverse stock split prior to the Mandatory Redemption in order to provide a sufficient number of authorized shares for the issuance of shares in the Mandatory Redemption.

As announced on October 26, 2009, and described in Note 14, Subsequent Events, in the Notes to Condensed Consolidated Financial Statements, the Company is offering to exchange any and all tendered and accepted Existing Notes for Interim Notes.  The Interim Notes will be mandatorily redeemable by the Company upon the satisfaction of certain conditions for a combination of cash, shares of the Company’s common stock and New Notes which will mature six years after the Mandatory Redemption date.  Although no cash will be payable in the exchange offer, a portion of the Mandatory Redemption price for the Interim Notes will be payable in cash.  Assuming the exchange of all of the Existing Notes for Interim Notes and the occurrence of the Mandatory Redemption, we will need approximately $14.0 million in cash to fund the aggregate cash portion of the Mandatory Redemption payment. We will use cash on hand to fund the aggregate cash portion of the Mandatory Redemption payment.

The purpose of the exchange offer and the subsequent Mandatory Redemption is to reduce our outstanding debt and cash interest requirements and extend the maturity of our outstanding debt.  Our business does not currently generate sufficient cash flow from operations to make the interest payments on the Existing Notes or the Interim Notes. We have the option to pay interest on the Existing Notes, and will have the option to pay the interest on the Interim Notes, through November 15, 2010, by issuing additional Existing Notes or Interim Notes. Thereafter, we will be required to pay interest on the Existing Notes and, to the extent that the Interim Notes are not mandatorily redeemed, on the Interim Notes, only in cash.  If the Exchange Offer and Mandatory Redemption are not completed, we may be unable to meet our cash interest requirements after November 15, 2010.

Assuming the exchange of all of the Existing Notes for Interim Notes and the occurrence of the Mandatory Redemption, we will reduce our outstanding indebtedness, which was approximately $307.4 million on October 30, 2009, to approximately $125.0 million. The New Notes will accrue interest at 9% per year, but only one-third of the interest will be payable in cash, with the remaining two-thirds payable by the issuance of additional New Notes. The maturity of our indebtedness will also be extended since the New Notes will mature six years after the date of the Mandatory Redemption, whereas the Existing Notes and the Interim Notes will mature on November 15, 2012. We will retire and cancel all Existing Notes acquired by us pursuant to the exchange offer.

Our business is in its early stages, and as such we have invested heavily in capital requirements to build and expand our network. As a result, we have incurred net losses and negative cash flows from operating and investing activities since our inception, and we expect that we will continue to generate significant operating and net losses and negative cash flows for the next few years as we continue to invest to expand our network.  We hope that by reducing our cash interest payments and extending the maturity of our debt, we will be able to increase our financial and operational flexibility to grow our cash flow from operating activities to a level sufficient to service our debt.  If we are unable to consummate the exchange offer, or if the Mandatory Redemption of the Interim Notes does not occur, we may be required to consider other restructuring alternatives available to us at that time. Those alternatives may include the commencement of a Chapter 11 proceeding, with or without a pre-arranged plan of reorganization. There can be no assurance that any alternative out-of-court restructuring arrangement or plan will be pursued or accomplished. Any alternative recapitalization or reorganization could be on terms less favorable to our stockholders than the terms of the Mandatory Redemption.

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

However, the following is provided to elaborate on the estimates and assumptions involved in estimating the fair value of our FCC licenses as discussed under the caption “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2008.

FCC licenses — We operate fixed wireless broadband networks using licenses granted by the FCC for a particular geographic area on spectrum allocated by the FCC for fixed wireless broadband services.  Our licenses are integral to our business. Recoverability of the carrying value of FCC licenses is dependent on numerous factors, including successful deployment of networks and radio links or sales of such assets to a third party. Although our licenses in the 24 GHz and 39 GHz bands are issued with a stated term of ten years, the renewal of these licenses is generally a routine matter without substantial cost and we have determined that no legal, regulatory, contractual, competitive, economic, or other factors currently exist that limit the useful life of our FCC licenses.  We consider the FCC licenses to have an indefinite useful life under the provisions of ASC 350-30 (formerly SFAS 142), Goodwill and Other Intangible Assets.

Under FCC rules, wide-area licenses in the 24 GHz and 39 GHz bands are renewed if the licensee files a renewal application at license expiration wherein the licensee demonstrates its engagement in supplying services or related activities to satisfy the FCC’s “substantial service” criteria. We will continue to lease spectrum, utilizing this non-capital intensive method to put more of our FCC licenses to work. We may also introduce new product offerings utilizing our spectrum. Under our current business plan, we believe that we will meet the FCC’s substantial service requirements necessary for renewal at the appropriate deadlines and we will continue to engage the FCC on this subject. If at any time we determine that we will most likely not meet these requirements, we will first test the FCC licenses for impairment and then we will modify the life of the particular FCC licenses and begin amortizing the cost over the remaining license period. See Note 16, Guarantees and Other Contingencies, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information on the FCC license renewal requirements and discussion of license renewals and extensions which occurred on October 1, 2008.

Based on the requirements of ASC 350-30, we test our FCC licenses for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value of our indefinite-lived intangible assets might be impaired.  We perform our annual impairment test as of each November 1.  The impairment test consists of a comparison of the estimated fair value with the carrying value.

As outlined in ASC 805-20 (formerly EITF D-108), Use of the Residual Method to Value Acquired Assets Other Than Goodwill, we use a direct method of valuation for our indefinite-lived intangible assets.  Specifically, we use an income-based approach, the Greenfield Methodology, a form of discounted cash flow model, using a hypothetical start-up operation.  This methodology is based on the cash flow generation potential of a hypothetical start-up operation and assumes that the only assets upon formation are the underlying FCC licenses, and that the business enterprise does not have any other assets including goodwill or going concern value at the date of inception.  The start-up assumptions include utilization of the asset in the best possible use and incorporate marketplace participant assumptions for key factors such as unit prices, market density and operating expenses.

Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management’s estimate of future performance, giving consideration to existing and anticipated competitive economic conditions. Our key operating assumptions include unit prices, services offered, market size, operating expenses, income taxes, capital expenditures and working capital requirements.  Other key assumptions include our weighted average cost of capital and long-term rate of growth for our business. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. An impairment loss would be recorded as a reduction in the carrying value of the related indefinite-lived intangible asset and charged to results of operations. If actual results are not consistent with our assumptions and estimates, we may be required to record to an impairment charge associated with indefinite-lived intangible assets. Although we currently do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our FCC licenses or using a methodology other than a discounted cash flow model could result in different values for our FCC licenses and may affect any related impairment charge.

The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate, costs to build and operate the network and management’s future business plans.  During our 2008 FCC license impairment test, we considered our facts and circumstances, the marketplace in which we compete as well as activity in the broader macroeconomic environment.  This consideration led us to make certain changes to our significant assumptions.  Specifically, we increased the amount of initial bandwidth sold per customer to reflect the growing trend in our industry of greater backhaul needs to support next generation wireless networks.  This had the impact of providing us higher revenue in the early years of the plan, but lowered revenue in the later years to reflect carriers buying at lower marginal prices in the future.  Additionally, we raised our discount rate by 3.4% from 17.5% to 20.9%.  This increase was derived by analyzing the change in risk premiums in the wireless communications industry affecting a marketplace participant’s cost of debt and cost of equity.  Finally, as a reflection of our May 2008 reduction of approximately 28% of our workforce, we adjusted our corporate overhead expenses to reflect the decrease in the cost to operate our networks.  A one percent decline in our revenue growth rates or net cash flows would result in a decrease of approximately one percent in the estimated fair value of the FCC licenses resulting in additional impairment.  A tenth of a percent (0.1%) increase in discount rate would result in a decrease of approximately eight percent in the estimated fair value of the FCC licenses resulting in additional impairment.

Changes in management’s future business plans or disposition of one or more FCC licenses could result in the requirement to test the FCC licenses for impairment. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived FCC licenses, we would be required to test these intangible assets for impairment in accordance with ASC 350-30.

For the FCC license impairment test performed as of November 1, 2008, it was determined that the fair value of the FCC licenses was less than its carrying value. Consequently, the carrying value of our FCC licenses was reduced by $54.5 million in the fourth quarter of 2008 to $287.5 million at December 31, 2008. Further impairment evaluations of our FCC licenses could lead to additional material impairment charges. See Note 7, Impairment of FCC Licenses, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2008 for additional information.

Related Party Transactions

See Note 12, Related Party Transactions, in the Notes to Condensed Consolidated Financial Statements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no material changes in our market risk exposures for the nine months ended September 30, 2009 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on the evaluation described above, our CEO and CFO have concluded that, as of September 30, 2009, our disclosure controls and procedures were effective.

(b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

Material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008, as updated by the risk factors included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, are as follows:

We may not complete the exchange offer and consent solicitation, and the Mandatory Redemption of the Interim Notes may not occur.

Our ability to make required payments under our indebtedness would be adversely affected if we were to be unable to complete the exchange offer and consent solicitation or the Mandatory Redemption of the Interim Notes does not occur. The purpose of the exchange offer and the subsequent Mandatory Redemption is to reduce our outstanding debt and cash interest requirements and extend the maturity of our outstanding debt. Our business does not currently generate sufficient cash flow from operations to make the interest payments on the Existing Notes or the Interim Notes. We have the option to pay interest on the Existing Notes, and will have the option to pay interest on the Interim Notes, through November 15, 2010, by issuing additional Existing Notes or Interim Notes. Thereafter, we will be required to pay interest on the Existing Notes and, to the extent that the Interim Notes are not mandatorily redeemed, on the Interim Notes, only in cash.  If the exchange offer and Mandatory Redemption are not completed, we may be unable to meet our cash interest requirements after November 15, 2010.

Both the completion of the exchange offer and consent solicitation and the completion of the Mandatory Redemption of the Interim Notes are subject to the satisfaction, or in certain cases, waiver of specified conditions. It is a condition to the completion of the exchange offer that, among other things, consents approving the Proposed Amendments with respect to more than 50% of the aggregate principal amount of the Existing Notes are delivered and not revoked prior to the expiration of the exchange offer and that our applications for qualification of the Interim Indenture and New Indenture on Form T-3 are declared effective by the SEC. We have entered into separately negotiated support agreements with holders of the Existing Notes who, in the aggregate, hold approximately 50.1% of the outstanding principal amount of the Existing Notes. Under the terms of these support agreements, these holders have agreed, among other things, to tender their Existing Notes in the exchange offer and to consent to the Proposed Amendments, and their consents are irrevocable except under specified conditions. If the conditions to the completion of the exchange offer and consent solicitation are not satisfied or, if permitted, waived, the exchange offer may not be completed.

Even if we are able to complete the exchange offer and consent solicitation, the Mandatory Redemption of the Interim Notes may not occur if the conditions to the Mandatory Redemption are not satisfied or, if permitted, waived. These conditions include, among other things:

•                  receipt of stockholder approval in accordance with Nasdaq Stock Market requirements for the issuance of shares of common stock in the Mandatory Redemption;

•                  receipt of FCC approval for the change of control of the Company that will result from the issuance of shares of common stock in the Mandatory Redemption; and

•                  the exchange of not less than an aggregate of $264,416,796 in principal amount of the Existing Notes (which will amount to not less than 90% of the outstanding Existing Notes after issuance of additional Existing Notes in payment of interest on the Existing Notes on November 16, 2009, the next business day following Sunday, November 15, 2009, the next scheduled interest payment date) for Interim Notes.

If we are unable to consummate the exchange offer and consent solicitation or the Mandatory Redemption of the Interim Notes does not occur, we will consider all other restructuring alternatives available to us at that time. Any alternative recapitalization or reorganization could be on terms less favorable to our stockholders than the terms of the exchange offer and consent solicitation and the Mandatory Redemption.

If we are unable to consummate the exchange offer and consent solicitation or the Mandatory Redemption of the Interim Notes does not occur, we may be required to consider other restructuring alternatives available to us at that time. Those alternatives may include the commencement of a Chapter 11 proceeding with or without a pre-arranged plan of reorganization. Moreover, there can be no assurance that any alternative out-of-court restructuring arrangement or plan will be pursued or accomplished. Any alternative recapitalization or reorganization could be on terms less favorable to our stockholders than the terms of the exchange offer and consent solicitation and the Mandatory Redemption. If a protracted and non-orderly reorganization were to occur, there is a risk that the ability of our stockholders to recover their investments would be substantially delayed and/or impaired.

A long and protracted restructuring could cause us to lose key management employees and otherwise adversely affect our business.

If we fail to consummate the exchange offer and consent solicitation or the Mandatory Redemption of the Interim Notes does not occur, any alternative we pursue, whether in or out of court, may take substantially longer to consummate than the exchange offer and consent solicitation or the Mandatory Redemption. A protracted financial restructuring could disrupt our business and would divert the attention of our management from operation of our business and implementation of our business plan. It is likely that such a prolonged financial restructuring or bankruptcy proceeding would cause us to lose many of our key management employees, including the most senior members of management. Such losses of key management employees would likely make it difficult for us to complete a financial restructuring and may make it less likely that we will be able to continue as a viable business.

The uncertainty surrounding a prolonged financial restructuring could also have other adverse effects on us. For example, it could also adversely affect:

•                  our ability to raise additional capital;

•                  our ability to capitalize on business opportunities and react to competitive pressures;

•                  our ability to attract and retain employees;

•                  our liquidity;

•                  how our business is viewed by investors, lenders, strategic partners or customers; and

•                  our enterprise value.

Future changes in the composition of our stockholders, including those resulting from the issuance of the common stock in the Mandatory Redemption of the Interim Notes, are likely to limit our ability to use our net operating losses.

We have substantial tax loss carryforwards for U.S. federal income tax purposes. As a result of prior changes in the stock ownership of FiberTower, our ability to use a substantial part of such carryforwards to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). As a result of the issuance of shares of common stock as part of the redemption price in the Mandatory Redemption, it is likely that our ability to use these loss carryforwards, including to offset any cancellation of debt (“COD”) income that results from the exchange offer and Mandatory Redemption, will be further restricted.

We may not have usable NOLs to offset any cancellation of debt income.

For U.S. federal income tax purposes, it is likely that another “Section 382 ownership change” will occur as a result of our issuance of shares in the Mandatory Redemption. Furthermore, substantial owner shifts have already occurred during the current “testing period.” Accordingly, there is a significant risk that another ownership change will occur prior to the Mandatory Redemption and that our ability to use all of our tax loss carryforwards and other tax attributes, including to offset any COD income that results from the exchange offer and the Mandatory Redemption, will be restricted as a result of the ownership change

We will incur significant costs in conducting the exchange offer and consent solicitation and consummating the Mandatory Redemption of the Interim Notes.

The holders of the Existing Notes who exchange those notes for Interim Notes will receive a payment of cash in connection with the Mandatory Redemption of the Interim Notes, which will decrease the cash available to fund our future operations. The exchange offer and consent solicitation have also resulted, and will continue to result, in significant costs to us, including advisory and professional fees paid in connection with evaluating our alternatives under the Existing Notes and pursuing the exchange offer and consent solicitation.

The completion of the Mandatory Redemption will result in substantial dilution to our current stockholders.

If all of the outstanding Existing Notes are exchanged for Interim Notes and the Interim Notes are mandatorily redeemed, we will issue an aggregate of 336,738,828 shares of our common stock (subject to adjustment under certain circumstances, including upon the completion of a 1-for-10 reverse stock split that we will effect prior to the Mandatory Redemption), representing approximately 69% of our outstanding shares of common stock on a fully diluted basis (excluding shares issuable upon exercise of outstanding stock options and warrants), to the holders of the Interim Notes.  As a result, following the Mandatory Redemption, the aggregate ownership interest of our current stockholders will be reduced from 100% to approximately 31%.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control.

Our business does not currently generate sufficient cash flow from operations to service the interest on the Existing Notes and, if issued, the Interim Notes or the New Notes. If no default has occurred and is continuing, then on either or both of May 15, 2010 and November 15, 2010, we may elect to make payments of interest on any Existing Notes and any Interim Notes in additional Existing Notes and additional Interim Notes, respectively, in a principal amount equal to such interest amount, provided that the interest rate applicable to the Existing Notes or the Interim Notes, as applicable, for the period to which such interest payment relates will be 2.0% higher than the interest rate otherwise applicable to such notes. Thereafter, interest on any Existing Notes and any Interim Notes will only be payable in cash. If the Mandatory Redemption of the Interim Notes occurs, we will deposit into an escrow account cash sufficient, along with earnings thereon, to make the first six semi-annual cash interest payments on the New Notes, which amount the Company currently estimates to be approximately $12.1 million assuming exchange of all of the Existing Notes for Interim Notes.

Our ability to pay our expenses and make payments due on the Existing Notes and, if issued, the Interim Notes or the New Notes depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to pay interest or repay indebtedness, including the Existing Notes, Interim Notes or the New Notes, or to fund other liquidity needs. If we do not have sufficient funds, we may be required to sell assets or incur additional debt, or we may need to refinance all or a portion of our indebtedness, including the Existing Notes, Interim Notes or the New Notes, at or before maturity. We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect us and our ability to pay interest and the amounts due under such our indebtedness.

Our substantial level of indebtedness could materially adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

We have a substantial amount of debt.  As of September 30, 2009, we had $307.5 million of total indebtedness, including Existing Notes in the aggregate principal amount of $278.5 million. The indenture governing the Existing Notes allows, and the indentures governing the Interim Notes and the New Notes will allow, us to enter into a senior secured credit facility and incur certain other additional indebtedness, including pari passu senior secured indebtedness in certain circumstances. Our substantial indebtedness could have important consequences to you and significant effects on our business, including the following:

•                  it may make it difficult for us to satisfy our obligations under the Existing Notes and, if issued, the Interim Notes or New Notes, and our other indebtedness and contractual and commercial commitments and, if we fail to comply with these requirements, an event of default could result;

•                  we will be required to use a substantial portion of our cash flow from operations to pay interest on the Existing Notes and, if issued, the Interim Notes or New Notes, and any other indebtedness, which will reduce the funds available to us for other purposes;

•                  our ability to obtain additional debt financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be limited;

•                  our flexibility in reacting to changes in our industry may be limited and we could be more vulnerable to adverse changes in our business or economic conditions in general; and

•                  we may be at a competitive disadvantage compared to our competitors that are not as highly leveraged.

The occurrence of any one of these events could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.

We are a holding company, and therefore our ability to make any required payments on our indebtedness depends upon the ability of our subsidiaries to pay dividends or to advance funds.

We have no direct operations and no significant assets other than the stock of our subsidiaries. Because we conduct our operations through our operating subsidiaries, we depend on those entities for dividends and other payments to generate the funds necessary to meet our financial obligations, including our required obligations under the Interim Notes and the New Notes. However, each of our subsidiaries is a legally distinct entity, and while our domestic subsidiaries will guarantee the Interim Notes and the New Notes, such guarantees are subject to risks.  The ability of our subsidiaries to pay dividends and make distributions to us will be subject to, among other things, the terms of any debt instruments of our subsidiaries then in effect and applicable law. If distributions from our subsidiaries to us were eliminated, delayed, reduced or otherwise impaired, our ability to make payments on the Interim Notes or the New Notes would be substantially impaired.

Despite our substantial level of indebtedness, we may still incur significantly more debt, which could exacerbate any or all of the risks described above.

We may be able to incur substantial additional indebtedness in the future. Although the indenture governing the Existing Notes limits, and the indentures that will govern the Interim Notes and the New Notes will limit, our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. In addition, the indenture governing the Existing Notes do not, and the indentures that will govern the Interim Notes and the New Notes will not, prevent us from incurring obligations that do not constitute indebtedness.  To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.

The Existing Notes contain, and the Interim Notes and the New Notes will contain, restrictive covenants that limit our operational flexibility.

The Existing Notes contain and, if issued, the Interim Notes and the New Notes will contain, covenants that, among other things, restrict our ability to take specific actions, even if we believe them to be in our best interest. These covenants will include restrictions on our ability to:

•                  incur or guarantee additional indebtedness or issue certain preferred stock;

•                  pay dividends or make other distributions;

•                  issue capital stock of our restricted subsidiaries;

•                  transfer or sell assets, including the capital stock of our restricted subsidiaries;

•                  make certain investments or acquisitions;

•                  grant liens on our assets;

•                  incur dividend or other payment restrictions affecting our restricted subsidiaries;

•                  enter into certain transactions with affiliates; and

•                  merge, consolidate or transfer all or substantially all of our assets.

Our failure to comply with these restrictions could lead to a default under the Existing Notes and, if issued, the Interim Notes or the New Notes.

The repurchase rights in the Existing Notes, the Interim Notes and the New Notes triggered by a designated event or fundamental change could discourage a transaction that could be beneficial to the holders of our common stock.

The repurchase rights in the Existing Notes and the Interim Notes triggered by a designated event and the repurchase rights in the New Notes triggered by a fundamental change could discourage a potential acquiror from engaging in a transaction that may be beneficial to the holders of our common stock.  The designated event and fundamental change provisions, including the provisions in the Existing Notes and the Interim Notes requiring the payment, subject to certain limitations, of a make-whole premium for conversions in connection with certain designated events related to consolidations and mergers prior to November 15, 2010, may in certain circumstances make more difficult or discourage a takeover of our company and the removal of incumbent management.

If we are unable to satisfy Nasdaq Stock Market (“Nasdaq”) listing requirements, our common stock could be delisted from Nasdaq.

Our common stock is listed on the Nasdaq Global Market. Companies listed on Nasdaq are required, among other things, to maintain a minimum closing bid price of $1.00 per share. If the closing bid price of a security remains below the $1.00 minimum closing bid price requirement for 30 consecutive business days, listed companies have a period of 180 calendar days to demonstrate compliance by maintaining a closing bid price of $1.00 or more for 10 consecutive business days. In addition, companies listed on the Nasdaq Global Market may transfer to the Nasdaq Capital Market to take advantage of an additional 180-day compliance period available on that market if it meets all requirements for initial listing on the Nasdaq Capital Market other than the bid price requirement. On November 5, 2009, the closing price of our common stock on the Nasdaq Global Market was $0.61 per share.

Since October 15, 2008, our closing price on Nasdaq has been either less than or only slightly above $1.00 per share. Our stockholders have granted our Board of Directors the discretionary authority to effect a reverse stock split at one of four ratios at any time prior to June 3, 2010. If the conditions to the Mandatory Redemption have been satisfied, we will be required to amend our certificate of incorporation to effect a 1-for-10 reverse stock split of shares of our common stock prior to the Mandatory Redemption in order to provide a sufficient number of authorized shares of common stock for the issuance of shares in the Mandatory Redemption. If the closing bid price of our common stock remains below $1.00 per share for a period of 30 consecutive business days and we are unable to demonstrate compliance within the required period of time even after effecting a reverse stock split, or we are unable to continue to meet any of Nasdaq’s listing maintenance standards for any other reason, our common stock could be delisted from Nasdaq.

In the event of delisting, trading, if any, could be conducted in the over-the-counter market in the so-called “pink sheets” or on the OTC Bulletin Board. In addition, our securities could become subject to the SEC’s “penny stock rules.” These rules would impose additional requirements on broker-dealers who effect trades in our securities. Consequently, the delisting of our common stock and the applicability of the penny stock rules may adversely affect the ability of broker-dealers to sell our securities, which may adversely affect an investor’s ability to resell our securities. If any of these events take place, an investor may not be able to sell as many securities as desired, an investor may experience delays in the execution of transactions and our securities may trade at a lower market price than they otherwise would. In addition, if our common stock is delisted from Nasdaq and we are unable to relist our common stock on Nasdaq or another national securities exchange within ninety days, the holders of the Existing Notes and, if issued, the Interim Notes may require us to repurchase all or part of their notes for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest up to, but excluding, the repurchase date. We may not have sufficient funds at such time to repurchase any or all of the Existing Notes and, if issued, the Interim Notes. A delisting from the Nasdaq and future declines in our stock price as a result of any delisting could also greatly impair our ability to raise additional necessary capital through equity or debt financing.

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future.

We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid in the foreseeable future. As a result, holders of our common stock may not receive a return, if any, on their investment unless they sell their shares of our common stock.

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

FIBERTOWER CORPORATION

	By:	/s/ KURT J. VAN WAGENEN
November 6, 2009		Kurt J. Van Wagenen
Date		President and Chief Executive Officer

	By:	/s/ THOMAS A. SCOTT
November 6, 2009		Thomas A. Scott
Date		Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.