Form 10-Q
period 2010-03-31
FiberTower CORP
filed 2010-05-07
CIK 1010286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 45,802,648 shares of its common stock outstanding as of April 30, 2010.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$47,533	$50,669
Restricted cash and investments, current portion	3,974	3,898
Accounts receivable, net of allowances of $65 and $50 at March 31, 2010 and December 31, 2009, respectively	6,036	6,824
Prepaid expenses and other current assets	2,192	2,119
Total current assets	59,735	63,510
Restricted cash and investments, net of current portion	7,671	7,702
Property and equipment, net	217,612	221,417
FCC licenses	287,495	287,495
Intangible and other long-term assets, net	4,257	4,302
Total assets	$576,770	$584,426

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$2,786	$3,209
Accrued compensation and related benefits	2,124	1,769
Accrued interest payable	2,059	465
Other accrued liabilities	792	1,138
Current portion of accrued restructuring costs	1,232	1,215
Current portion of obligation under capital lease	253	253
Total current liabilities	9,246	8,049
Other liabilities	1,042	809
Deferred rent	7,362	7,206
Asset retirement obligations	4,688	4,550
Accrued restructuring costs, net of current portion	1,309	1,560
Obligation under capital lease, net of current portion	3,515	3,471
Long-term debt	156,253	154,528
Deferred tax liability	71,904	71,904
Total liabilities	255,319	252,077
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 45,803 and 45,701 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	46	46
Additional paid-in capital	959,727	958,817
Accumulated deficit	(638,322)	(626,514)
Total stockholders’ equity	321,451	332,349
Total liabilities and stockholders’ equity	$576,770	$584,426

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Service revenues	$17,823	$14,719
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	13,997	14,141
Sales and marketing	1,019	993
General and administrative	5,097	6,143
Depreciation and amortization	6,371	7,023
Total operating expenses	26,484	28,300
Loss from operations	(8,661)	(13,581)
Other income (expense):
Interest income	25	154
Interest expense	(3,362)	(15,115)
Gain on early extinguishment of debt, net	—	53,671
Miscellaneous income, net	190	115
Total other income (expense), net	(3,147)	38,825
Income (loss) before income taxes	(11,808)	25,244
Income tax benefit	—	1,468
Net income (loss)	$(11,808)	$26,712

Basic and diluted net income (loss) per share attibutable to common stockholders	$(0.26)	$1.76

Shares used in computing basic and diluted net income (loss) per share	45,645	14,675

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income (loss)	$(11,808)	$26,712
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,371	7,023
Impairment of long-lived assets and other charges	45	103
Increase in deferred rent	156	344
Accretion of asset retirement obligations	138	121
Accretion of accrued restructuring charges	72	104
Accretion of obligation under capital lease	44	—
Gain on early extinguishment of debt, net	—	(53,671)
Increase in carrying value of Notes due 2016	1,420	—
Accretion of Notes due 2012	305	5,035
Amortization of debt issuance costs	31	328
Stock-based compensation	903	1,401
Income tax benefit	—	(1,468)
Net changes in operating assets and liabilities:
Accounts receivable, net	788	790
Prepaid expenses and other current assets	(73)	501
Other long-term assets	(61)	21
Accounts payable	(423)	(1,450)
Accrued compensation and related benefits	355	163
Accrued interest payable	1,594	9,133
Other accrued liabilities	(419)	(396)
Net cash used in operating activities	(562)	(5,206)
Investing activities
Increase in restricted cash and investments	(45)	(147)
Purchase of property and equipment	(2,536)	(2,336)
Net cash used in investing activities	(2,581)	(2,483)
Financing activities
Cash paid for repurchases of Notes due 2012	—	(21,419)
Proceeds from exercise of stock options	7	—
Cash provided (used) in financing activities	7	(21,419)
Net decrease in cash and cash equivalents	(3,136)	(29,108)
Cash and cash equivalents at beginning of period	50,669	154,357

Cash and cash equivalents at end of period	$47,533	$125,249

Supplemental Disclosures
Cash paid for interest on Notes due 2012 repurchased	$—	$1,859

See accompanying notes.

FIBERTOWER CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Business

Organization and operations — FiberTower Corporation (referred to as FiberTower in these financial statements) was incorporated in 1993 in the State of Delaware to build and operate a shared high-coverage, high-capacity backhaul network for wireless operators and service providers in the United States.

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

We have incurred net losses and negative cash flows from operating and investing activities since our inception, and we had an accumulated deficit of $638.3 million as of March 31, 2010. Through March 31, 2010, we have relied primarily on equity and debt financings to fund our operating and investing activities.  Failure to generate sufficient revenue could have a material adverse effect on our results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan which is subject to a number of risks including, but not limited to, dependence on key employees, dependence on key customers and suppliers, potential competition from larger, more established companies, the ability to develop and bring new services or products to market (including expansion of our network), the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support our planned growth.

Note 2—Basis of Presentation and Accounting Policies

Principles of consolidation and basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

There have been no material changes in our significant accounting policies as of March 31, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Reverse stock split — On December 18, 2009, we effected a 1-for-10 reverse stock split of our common stock.  Accordingly, the accompanying unaudited condensed consolidated financial statements for all periods presented have been retroactively restated to reflect the effect of the reverse stock split.

Recent accounting pronouncements — There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to us.

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
Network equipment	$264,263	$259,692
Network equipment under capital lease	4,224	4,224
Computer software	5,361	5,167
Office equipment and other	2,859	2,791
	276,707	271,874
Less: accumulated depreciation and amortization	(89,453)	(83,195)
Property and equipment in-service, net	187,254	188,679
Construction-in-progress	30,358	32,738
Property and equipment, net	$217,612	$221,417

Internal labor costs of $0.2 million and interest of $0.1 million were capitalized in the first quarter of 2010 and included in network equipment and construction-in-progress.   Internal labor costs of $0.1 million and interest of $1.3 million were capitalized in the first quarter of 2009 and included in network equipment and construction-in-progress.

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

See discussion in Note 4, Long-term Debt and Capital Lease regarding the network equipment under capital lease.

Note 4—Long-term Debt and Capital Lease

The carrying value of our indebtedness, excluding our obligations under capital lease, is comprised of the following (in thousands):

	March 31, 2010	December 31, 2009
9.00% Senior secured notes due 2016 (“Notes due 2016”)	$125,825	$124,405
9.00% Convertible senior secured notes due 2012 (“Notes due 2012”)	30,428	30,123
	$156,253	$154,528

9.00% Senior Secured Notes Due 2016 (“Notes due 2016”)

We issued the Notes due 2016 on December 22, 2009, as part of our exchange offer (“Exchange Offer”) whereby certain of the Notes due 2012 were exchanged and redeemed for shares of our common stock, cash and the Notes due 2016.

The change in Notes due 2016 during the three months ended March 31, 2010 is summarized as follows (in thousands):

Carrying value of Notes due 2016 at December 31, 2009	$124,405
Accrual of additional notes for payment-in-kind, net of premium amortization	1,420
Carrying value of Notes due 2016 at March 31, 2010	$125,825

As required by the accounting guidance for troubled debt restructurings, we are recognizing interest expense on the Notes due 2016 at the effective interest rate (7.31%) necessary to equate future principal and interest payments to an initial carrying value of $124.4 million. The Notes due 2016 will mature in January 2016. Interest is payable at 9.00% per annum on the principal amount accruing from December 22, 2009, payable semi-annually on January 1 and July 1 of each year beginning July 1, 2010. On each interest payment date, one-third of the interest will be payable in cash and two-thirds of the interest will be payable in additional Notes due 2016 in a principal amount equal to such portion of the interest amount. The Notes due 2016 are carried at a premium to par.  This premium is amortized over the term of the Notes due 2016.  In addition, we are increasing the carrying value of the Notes due 2016 by accruing interest expense for the future issuance of notes through interest payments-in-kind.  The net impact of these adjustments was a $1.4 million increase of the carrying value of the Notes due 2016 in the three months ended March 31, 2010.  We have placed into escrow approximately $11.0 million, which, together with the earnings thereon, is an amount sufficient to pay the cash portion of the first six interest payments.

The Notes due 2016 are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our existing and future domestic restricted subsidiaries. All of our current subsidiaries are restricted subsidiaries governed by the terms of our indentures. The Notes due 2016 and the related guarantees are our senior secured obligations and rank pari passu in right of payment with all of our and the guarantors’ existing and future senior indebtedness, including our Notes due 2012. Because the liens on the collateral securing the Notes due 2016 rank ahead of the liens securing the Notes due 2012, the Notes due 2016 rank effectively senior in right of payment to the Notes due 2012 to the extent of the value of the collateral securing the Notes due 2016. The Notes due 2016 and the related guarantees are secured, to the extent permitted by law, by a first priority pledge (subject to permitted liens) of substantially all of our and our existing and future restricted subsidiaries’ assets (it being understood that the Communications Act of 1934 currently prohibits the grant of a security interest in an FCC license), other than certain excluded assets, and by a first priority pledge (subject to permitted liens) of the equity interests of each of our existing and future domestic restricted subsidiaries and the equity interests of any unrestricted subsidiaries or foreign subsidiaries owned by any such domestic restricted subsidiaries, in each case subject to certain limitations and exceptions. The maximum potential amount of future undiscounted payments the guarantors could be required to make under the guarantees of the Notes due 2016 is $186.4 million. This amount represents total anticipated cash payments, including expected interest payments that are not recorded on the Condensed Consolidated Balance Sheets.

The indenture governing the Notes due 2016 contains covenants that restrict i) our ability to incur or guarantee additional indebtedness or issue certain preferred stock, ii) pay dividends or make other distributions, iii) issue capital stock of our restricted subsidiaries, iv) transfer or sell assets, including the capital stock of our restricted subsidiaries, v) make certain investments or acquisitions, vi) grant liens on our assets, vii) incur dividend or other payment restrictions affecting our restricted subsidiaries, viii) enter into certain transactions with affiliates, and ix) merge, consolidate or transfer all or substantially all of our assets. As of March 31, 2010, we are in compliance with all of the covenants.

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

If an event of default on the Notes due 2016 has occurred and is continuing, the aggregate principal amount, plus any accrued and unpaid interest, may be declared immediately due and payable. These amounts may become due and payable upon certain events of default.

See Note 5, Fair Value Disclosures for disclosure of the fair value of our Notes due 2016.

9.00% Convertible Senior Secured Notes Due 2012 (“Notes due 2012”)

The change in Notes due 2012 during the three months ended March 31, 2010 is summarized as follows (in thousands):

Carrying value of Notes due 2012 at December 31, 2009	$30,123
Accretion of principal premium	305
Carrying value of Notes due 2012 at March 31, 2010	$30,428

On November 9, 2006, we completed the sale of $402.5 million of the Notes due 2012 that mature on November 15, 2012. The notes are fully guaranteed, jointly and severally, by each of our subsidiaries and bear interest at a rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year.

We elected to pay the May 15, 2009 and November 15, 2009 interest payments entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $33.5 million in principal amount of Notes due 2012. These additional notes are identical to the original Notes due 2012, except that interest on such additional notes began to accrue from the date they were issued. Subject to certain conditions, we also have the option of making either or both of the next two semi-annual interest payments due in May and November 2010 with additional Notes due 2012 in lieu of cash. The interest rate applicable to any such interest payments made in additional Notes due 2012 is 11%. Thereafter, the interest is payable only in cash. We currently expect the payment of the May 2010 interest payment to be made in additional Notes due 2012.

In the first quarter of 2009, we repurchased $71.3 million par value of our Notes due 2012 in the open market. These repurchases, at a weighted average price of approximately $30 per $100 of par value, were for a total of $21.4 million in cash plus accrued but unpaid interest of $1.9 million. The repurchases resulted in the recognition of a gain on early extinguishment of debt in the first quarter of 2009 of $53.7 million.

The gain on early extinguishment of debt recorded during the first quarter of 2009 was comprised of the following (in thousands):

Repurchases at par value	$71,346
Reversal of accretion related to repurchases	5,517
Cash paid for par value	(21,419)
Reversal of unamortized debt issuance costs related to repurchases	(1,635)
Reversal of accretion of Derivative related to repurchases	(138)
$53,671

In the second quarter of 2009, we repurchased $70.9 million par value of our Notes due 2012 in the open market. These repurchases, at a weighted average price of approximately $43 per $100 of par value, were for a total of $30.8 million in cash plus accrued but unpaid interest of $0.1 million. The repurchases resulted in the recognition of a gain on early extinguishment of debt in the second quarter of 2009 of $44.6 million.

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

The Notes due 2012 and related guarantees are secured, to the extent permitted by law, by a second priority pledge of substantially all of our assets (other than certain excluded assets) and by a second priority pledge of the stock of all of our subsidiaries The Notes due 2012 rank pari passu in right of payment to all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Because the liens on the collateral securing the Notes due 2016 rank ahead of the liens securing the Notes due 2012, the Notes due 2016 rank effectively senior in right of payment to the Notes due 2012 to the extent of the value of the collateral securing the Notes due 2016. The maximum potential amount of future undiscounted payments the guarantors could be required to make under the guarantees of the Notes due 2012 is $42.3 million. This amount represents total anticipated cash payments, including expected interest payments that are not recorded on the Condensed Consolidated Balance Sheets.

The Notes due 2012 are not redeemable by us before November 15, 2010. If our common stock has traded at or above 150% of the $62.20 per share conversion price discussed below for 20 of any 30 consecutive trading days and the daily trading volume for each such trading day, when multiplied by the closing sale price for such trading day, equals at least $8.0 million, we may redeem any of the Notes due 2012, in whole or in part at any time on or after November 15, 2010, at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest.

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

The Notes due 2012 contain certain anti-dilution provisions that caused the conversion price to be reduced because we had not issued or sold common stock for aggregate proceeds of at least $50.0 million by November 9, 2008. The anti-dilution provisions were triggered on November 9, 2008. The number of common shares that could be issued upon conversion of the Notes due 2012 was increased as a result of the anti-dilution provisions being triggered, which increase was capped at a 33% increase in the total number of shares. Therefore, the triggering of the anti-dilution provisions resulted in a reduction to the conversion price to $62.20 per share. This resulted in 2.0 million additional shares which could be potentially issuable upon conversion of all Notes due 2012 outstanding at December 31, 2008 and any additional notes that could be issued as payment for interest on the Notes due 2012. In 2009, the amount of shares which could be potentially issuable if all outstanding Notes due 2012 at December 31, 2009 (and any additional notes that could be issued as payment for interest on the notes) were converted was reduced by i) 2.8 million resulting from the repurchases of Notes due 2012 in 2009 and ii) 4.8 million resulting from the Exchange Offer.

In connection with the Exchange Offer, the indenture governing the Notes due 2012 was amended to eliminate or amend substantially all of the restrictive covenants contained in such indenture. In addition, the holder put option upon the occurrence of certain designated events was eliminated.

We concluded that the embedded feature of the Notes due 2012 related to the make-whole premium, designated event make-whole premium and holder put option, qualified as derivatives and should be bundled as a compound embedded derivative (“Derivative”). The carrying value of the Derivative at March 31, 2010 and December 31, 2009 was zero.

See Note 5, Fair Value Disclosures for disclosure of the fair value of our Notes due 2012 and the Derivative.

Debt issuance costs incurred in connection with the sale of the Notes due 2012 totaled $14.3 million. Accumulated amortization totaled $13.9 million at March 31, 2010. This included a reduction of $3.2 million in unamortized debt issuance costs associated with the repurchases of Notes due 2012 in 2009 and $4.6 million in debt issuance costs written off in connection with the Exchange Offer. Accumulated amortization totaled $13.8 million at December 31, 2009.

Obligation under Capital Lease

In the fourth quarter of 2009, we acquired an indefeasible right of use of dark fiber under a 5-year lease which has been accounted for as a capital lease. The carrying amount of the asset is the present value of the minimum lease payments determined using our incremental borrowing rate. The carrying value of the network equipment under capital lease at March 31, 2010 was $4.2 million as shown in Note 3, Property and Equipment.

Note 5—Fair Value Disclosures

The following table presents information about our assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total

Cash and cash equivalents at March 31, 2010	$47,533	(1)	$—	$—	$47,533

Cash and cash equivalents at December 31, 2009	$50,669	(2)	$—	$—	$50,669

(1)                                  Includes $38.0 million of money market mutual funds which invest in U.S. Government securities.

(2)                                  Includes $42.5 million of money market mutual funds which invest in U.S. Government securities.

The estimated fair value of our Notes due 2016 and Notes due 2012 as compared to their carrying value were as follows (in millions):

	March 31, 2010		December 31, 2009
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Notes due 2016	$95.0	$125.8	$94.0	$124.4

Notes due 2012	$26.0	$30.4	$24.0	$30.1

At March 31, 2010, the estimate of fair value for the Notes due 2016 and Notes due 2012 was determined based on bids from market makers.  At December 31, 2009, there was not sufficient liquidity to establish an active market in the Notes due 2016 and Notes due 2012.  Therefore, the estimate of fair value at December 31, 2009 was determined using a discounted cash flow approach as well as based on bids from market makers.

The fair value of the Derivative as of March 31, 2010 and December 31, 2009 was zero based on our internal models. We monitor the fair value of the Derivative each reporting period and record changes in fair value through charges or credits to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes due 2012 on the balance sheet. The value of the Derivative can fluctuate based on changes in several factors including the trading price of our common stock, passage of time and other events affecting the Notes due 2012.

The bonds issued by U.S. Government agencies included in restricted cash and investments on the Condensed Consolidated Balance Sheets are classified as held-to-maturity and are reported at amortized cost which approximates fair value.

Note 6—Stockholders’ Equity and Stock-Based Compensation

As provided for under the terms of the FiberTower Corporation Stock Incentive Plan (the “Stock Incentive Plan”), in the first quarter of 2010 we awarded 97,255 restricted shares to certain non-employee directors pursuant to automatic annual awards which vested on the day following the date of grant.  In the first quarter of 2009, we awarded 105,364 restricted shares pursuant to such awards.

During the first quarter of 2010, we did not award restricted shares to employees.  During the first quarter of 2009, we awarded 6,240 restricted shares to employees.  Unless otherwise stipulated by the Board of Directors, restricted stock awards to employees under the Stock Incentive Plan vest over a four-year period from the grant date.  Prior to vesting, the restricted stock awards have voting rights and are entitled to dividends.  Therefore, such shares are considered outstanding for financial reporting purposes, but are included in net income (loss) per share computations only to the extent vested.  See Note 8, Net Income (Loss) Per Share.  During the first quarter of 2010, 99,503 restricted shares vested, including the awards to directors described above.  As of March 31, 2010, the number of restricted shares outstanding was 116,422.

During the first quarter of 2010, we did not award stock options.  During the first quarter of 2009, we awarded options to employees to acquire 350,000 shares of our common stock.  As of March 31, 2010, the number of shares issuable under outstanding stock options was 645,995, of which 520,616 were exercisable.  There were 4,794 options exercised during the first quarter of 2010 and no options were exercised during the first quarter of 2009.

The fair value of the options granted was determined using the Black-Scholes-Merton option pricing model and the assumptions set forth below:

	Three Months Ended March 31,
	2010	2009
Expected life of options	No awards	3.58 years
Volatility		141%
Risk-free interest rate		1.73%
Expected dividend yield		0.00%

We estimate the expected stock price volatility based on the historical volatility of our stock price.

The weighted-average grant-date fair value per share of stock options granted was $1.20 during the first quarter of 2009.

At March 31, 2010, there was approximately $0.7 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.6 years.

We determine the fair value of each restricted stock award based on our common stock price at the date of the award.

At March 31, 2010, there was approximately $1.4 million of unrecognized compensation cost related to restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

Employee and non-employee stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2010	2009

Cost of service revenues	$99	$268
Sales and marketing	50	213
General and administrative	754	920
Total	$903	$1,401

Warrants — At March 31, 2010, there were 257,400 warrants outstanding at an exercise price of $72.50 per share.  Such warrants expire in December 2014.  During the first quarter of 2009, 31,000 warrants at an exercise price of $18.40 per share expired unexercised.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at March 31, 2010 were as follows (in thousands):

Convertible Senior Secured Notes Due 2012 (“Notes due 2012”)	483	(1)
Warrants	257
Stock options and restricted shares	2,159
Total shares reserved	2,899

(1)           Shares of common stock reserved for future issuance pursuant to the Notes due 2012 were reduced by i) 2.8 million during 2009 as a result of the repurchases of Notes due 2012 described in Note 4, Long-term Debt and Capital Lease and ii) 4.8 million as a result of the Exchange Offer and redemption of debt.

Note 7—Income Taxes

There is no income tax benefit from our first quarter 2010 net loss as we have recorded a full valuation allowance against our net deferred tax assets.

In the first quarter of 2009 and in connection with the preparation of the 2008 tax filings, management reviewed its current multi-state operations as they relate to the state apportionment percentages.  As a result of this review, we updated our overall blended state tax rate computation.  The impact of such update was a reduction in the overall state blended tax rate and, in turn, the carrying value of our deferred tax liability.  Accordingly, we recorded a discrete, non-cash state income tax benefit of $1.5 million in the first quarter of 2009, with a corresponding decrease to the deferred tax liability.

Note 8—Net Income (Loss) Per Share

As mentioned in Note 2, Basis of Presentation and Accounting Policies, on December 18, 2009, we effected a 1-for-10 reverse split of our common stock.  Accordingly, all share, option, warrant and per share information for all periods presented have been retroactively restated to reflect the effect of the reverse stock split.  Also, in 2009, we adopted guidance which resulted in the retrospective adjustment to prior period net income (loss) per share.  The guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of net income (loss) per share pursuant to the two-class method described in ASC 260-10, Earnings Per Share.  The effect of the adoption of this guidance was not material to our net income (loss) per share.

Basic net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) allocated to participating securities, by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) allocated to participating securities, by the denominator for basic net income (loss) per share and any dilutive effects of stock options, restricted stock, convertible notes and warrants.  Diluted net income (loss) per share was the same as basic net income (loss) per share in the first quarter of 2010 because we had a net loss in that quarter and inclusion of potentially issuable shares would be anti-dilutive.  Diluted net income (loss) per share was the same as basic net income (loss) per share in the first quarter of 2009 because there were no dilutive effects of stock options, restricted stock, convertible notes and warrants.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Numerator for basic and diluted net loss per share:
Net income (loss)	$(11,808)	$26,712
Less: Net income (loss) allocated to participating securities	30	(811)
Net income (loss) attributable to common stockholders	$(11,778)	$25,901
Denominator for basic and diluted net income (loss) per share:
Weighted average shares outstanding	45,763	15,134
Weighted average unvested restricted shares outstanding	(118)	(459)
Denominator for basic and diluted net income (loss) per share	45,645	14,675

Basic and diluted net income (loss) per share attributable to common stockholders	$(0.26)	$1.76

For each of the quarters ended March 31, 2010 and 2009, 0.7 million stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

At March 31, 2010, 0.5 million shares were potentially issuable if all currently outstanding Notes due 2012 (and any additional notes that could be issued as payment for interest on these notes) were converted.   See Note 4, Long-term Debt and Capital Lease for additional information.

There were also warrants outstanding at March 31, 2010, to acquire 0.3 million common shares.

Note 9—Related Party Transactions

During the quarters ended March 31, 2010 and 2009, we leased co-location space and received services pertaining to our network operations center from a stockholder that (i) owns approximately 6% of our outstanding common stock at March 31, 2010 and (ii) has an affiliate who serves on our Board of Directors. The aggregate operating expenses included in the Condensed Consolidated Statements of Operations pertaining to these lease and service arrangements, were approximately $1.0 million for the quarter ended March 31, 2010 and $0.8 million for the quarter ended March 31, 2009.

Note 10—Guarantees and Other Contingencies

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

License Renewal—Like most other FCC licenses, the 24 GHz and 38.6-40.0 GHz (39 GHz) wide-area licenses which we hold were granted for an initial ten-year term. All those licenses now possess renewal dates ranging from 2010 to 2020. We hold two types of 39 GHz licenses which cover either rectangular service areas (“RSAs”), or economic areas (“EAs”). On October 1, 2008, the FCC released an order governing FiberTower-held 39 GHz licenses. Our RSA 39 GHz licenses with 2007 expiration dates received either i) ten-year renewals for licenses deemed constructed or ii) ten-year renewals contingent upon meeting construction requirements which the FCC extended until June 1, 2012. All of our RSA licenses previously scheduled to expire in 2007 that are located in our top 50 markets met the FCC’s construction standard and, consequently, were renewed for ten years along with some licenses in smaller markets that were protected due to spectrum lease or other construction activity. Our remaining 183 RSA licenses, which were scheduled to expire at various times through 2009 - 2010 and all of our EA licenses which expire in 2010, subject to this precedent and subject to renewal and extension filings, follow the precedent to receive an extension until June 1, 2012 to demonstrate “substantial service” as defined by the FCC. Recent applications to renew or extend construction deadlines for 39 GHz licenses expiring in 2009 and 2010 have been granted by the FCC. The licenses subject to the renewals or extensions or both, represent over 1.15 billion spectrum Points of Presence, or PoPs, in total.

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

Licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service through meeting the safe harbor build-out requirement or through other means with respect to a license for which renewal is sought, the renewal will not be granted and the license will expire. We are required, or expect to be required, to demonstrate substantial service by June 1, 2012 for the majority of our 39 GHz licenses. We are required to demonstrate substantial service for all of our 24 GHz licenses by February 1, 2011, except for one, which requires such a showing in 2014. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 GHz and 39 GHz licenses, which require renewal applications or showings mostly in the 2011 — 2012 time period. We believe that our licenses will be renewed based on our significant network investment, spectrum offerings and expanding geographic coverage. However, since we are required to demonstrate substantial service at the time licenses are renewed, the FCC has little precedent in the 24 GHz and 39 GHz bands, and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

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

Generally, a maximum obligation under these contracts is not explicitly stated. Because the obligated amounts associated with these types of agreements are not explicitly stated, the overall maximum amount of the obligation cannot be reasonably estimated. Historically, we have not been required to make payments under these obligations, and no liabilities have been recorded for these obligations in our Condensed Consolidated Balance Sheets.

Legal proceedings—We are subject to certain legal proceedings and claims in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on our financial position or results of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

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

There are many risks, uncertainties and other factors that can prevent the achievement of goals or cause results to differ materially from those expressed or implied by these forward-looking statements.  These include, among other things, negative cash flows and operating and net losses, additional liquidity requirements, potential loss of significant customers, downturns in the wireless communication industry, regulatory costs and restrictions, potential loss of FCC licenses, equipment supply disruptions and cost increases, competition from alternative backhaul service providers and technologies, along with those risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 (“Risk Factors”).

Our MD&A is provided in addition to the accompanying condensed consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. Some of the statements in this MD&A are forward-looking statements as described above.  References in the MD&A to note numbers and note titles refer to those Notes to Condensed Consolidated Financial Statements included in Item 1, Financial Statements of this report.

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

As of March 31, 2010, we had 144 employees, of whom 97 were in Engineering, Market/Field Operations, and Network Operations, the payroll- related costs of which are classified as Cost of Service Revenues; 14 were in Sales and Marketing; and 33 were in General and Administrative.

As of March 31, 2010:

•                  We provide services to 6,207 billing customer locations at 2,776 billing sites in 13 markets throughout the U.S;

•                  We have master service agreements with nine U.S. wireless carriers;

•                  We have extensive relationships with fiber service providers giving us access to over 1,000 mobile switching centers, or MSCs, and 125,000 fiber-based aggregation points;

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

During the first quarter of 2010, we achieved the following significant financial and operational milestones:

•                  Service revenues grew 21% to $17.8 million from $14.7 million in the first quarter of 2009;

•                  Average monthly revenue per deployed site grew 17% to $1,842 from $1,572 in the first quarter of 2009; and

•                  Adjusted EBITDA improved to a loss of $1.3 million from $4.9 million in the first quarter of 2009. See Results of Operations—Non-GAAP Financial Measures below for a reconciliation of Adjusted EBITDA to net income (loss).

As of March 31, 2010, we had deployed 3,119 sites, of which 2,776 had billing customers. A deployed site may not yet be billing for reasons including that we have not yet sold any service at that site.

Our business plan depends on our expectation that most, if not all, sites will generate revenue within the useful life of the site sufficient to fully recover our investment in property and equipment. If we are unable to generate sufficient revenues from these sites in the future, our business, financial condition and results of operations would be adversely affected. Since our inception, our operating expenses have exceeded our revenues. We have incurred net losses and negative cash flows from operating and investing activities since our inception and we expect that we will continue to incur operating and net losses and negative cash flows for the next few years. See “Liquidity and Capital Resources” below for additional information.

Service Revenues

We generate revenue by charging a monthly recurring charge based on the amount of bandwidth traffic carried across our network.  Increasing revenues on a per-deployed site basis is one of our most important objectives. Revenue per deployed site, shown later in the Performance Measures section of this MD&A, is a key operating metric reflecting our ability to scale and leverage our existing network.  The duration of our customer contracts are generally for three or five years.

Traffic grows as we construct new sites for customers, sell to new customers at existing sites, or sell incremental bandwidth to existing customers. The average monthly revenue generated per deployed site increased to $1,842 in the first quarter of 2010 from $1,789 in the fourth quarter of 2009.  The first quarter of 2010 amount excludes $0.6 million recognized from a customer’s early termination of certain circuits in an individual market.  We intend to continue our focus on site-level margins, project return on investment, and cost reductions.

For the quarters ended March 31, 2010 and 2009, the following customers accounted for a significant portion of our revenues:

	Three Months Ended March 31,
	2010	2009

AT&T Mobility	42%	37%
Sprint Nextel	20%	20%
Clearwire	16%	16%
T-Mobile	11%	15%

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

AT&T Mobility	43%	37%
Sprint Nextel	19%	17%
Clearwire	12%	17%
T-Mobile	11%	16%

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

Depreciation and amortization expenses primarily consist of depreciation related to deployed network sites and the amortization of intangible assets with definite lives. We expect depreciation expense to increase in future periods as a result of deploying and commencing depreciation on additional sites.

Interest income and interest expense are primarily the result of interest earned on investment of cash and interest cost incurred on the outstanding balance of our indebtedness. See Note 4, Long-term Debt and Capital Lease for additional information.

In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding decrease to the deferred tax liability. See Note 7, Income Taxes for additional information.

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

Deploying new sites in a predictable manner can be challenging given the difficulties in dealing with numerous landlords in order to lease space on sites, complying with the various zoning and permitting laws of different cities or districts, negotiating fiber arrangements, and managing the contractors involved with construction, program and project management. We have taken steps to reduce deployment unpredictability by engaging with large, well-established, turnkey vendors that are experienced in these activities. Additionally, we concentrate on selecting sites owned by major tower operators with whom we already have agreements, which we believe will help minimize the risk of failing to negotiate a definitive lease for a site.

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

We have built flexibility into our spending by reducing capital expenditures, recurring general and administrative expenses and sales and marketing expenses. However, our ability to pay our expenses and make payments due on our Notes due 2016 and Notes due 2012 depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Continued uncertainty about the overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Notes due 2016 and Notes due 2012 as scheduled.

Results of Operations

Presented below are selected statements of operations data for the three months ended March 31, 2010 and 2009 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this report. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:
(In thousands)

	Three months ended March 31,
	2010	2009
Service revenues	$17,823	$14,719
Cost of service revenues (excluding depreciation and amortization)	(13,997)	(14,141)
Sales and marketing	(1,019)	(993)
General and administrative	(5,097)	(6,143)
Depreciation and amortization	(6,371)	(7,023)
Interest income	25	154
Interest expense	(3,362)	(15,115)
Gain on early extinguishment of debt, net	—	53,671
Miscellaneous income, net	190	115
Income tax benefit	—	1,468
Net income (loss)	$(11,808)	$26,712

The following table presents selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Three months ended March 31,
	2010	2009
Service revenues	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(78)%	(96)%
Sales and marketing	(6)%	(7)%
General and administrative	(28)%	(42)%
Depreciation and amortization	(36)%	(48)%
Interest income	0%	1%
Interest expense	(19)%	(103)%
Gain on early extinguishment of debt, net	—	365%
Miscellaneous income, net	1%	1%
Income tax benefit	—	10%
Net income (loss)	(66)%	181%

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

•                  Adjusted EBITDA does not include impairment of long-lived assets and other charges and credits. We excluded the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets;

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

The following table shows the calculation of our total Adjusted EBITDA reconciled to net income (loss) (in thousands):

	Three months ended March 31,
	2010	2009
Net income (loss)	$(11,808)	$26,712
Adjustments:
Depreciation and amortization	6,371	7,023
Stock-based compensation	903	1,401
Interest income	(25)	(154)
Interest expense	3,362	15,115
Gain on early extinguishment of debt, net	—	(53,671)
Impairment of long-lived assets and other charges and credits	(73)	92
Income tax benefit	—	(1,468)
Adjusted EBITDA	$(1,270)	$(4,950)

Three months ended March 31, 2010 compared to three months ended March 31, 2009

Service revenues for the quarter ended March 31, 2010 increased 21% to $17.8 million from $14.7 million for the quarter ended March 31, 2009. This increase was primarily driven by selling incremental bandwidth to customers at existing sites. In addition, we recognized $0.6 million in the first quarter of 2010 from a customer’s early termination of certain circuits in an individual market. The average monthly revenue generated per deployed site increased to $1,842 during the quarter ended March 31, 2010 compared to $1,572 for the same period of 2009. The amount for the quarter ended March 31, 2010 excludes the $0.6 million revenue from early termination of certain circuits described above.

Cost of service revenues (excluding depreciation and amortization) decreased 1% to $14.0 million for the quarter ended March 31, 2010 compared to $14.1 million for the quarter ended March 31, 2009.  Compared to the first quarter of 2009, this change reflects lower stock-based compensation expense, a decrease in other payroll-related expenses reflecting a reduction in employee headcount compared to the first quarter of 2009 and an increase in capitalized labor reflecting more construction activities.  These reductions to expense were partially offset by an increase in site maintenance expenses due to winter storms during the first quarter of 2010.  The lower stock-based compensation expense in the quarter ended March 31, 2010 reflects the acceleration of restricted stock and stock option vesting resulting from the change in control of FiberTower as a result of the Exchange Offer and redemption of debt in December 2009 described at Note 4, Long-term Debt and Capital Lease.

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

Sales and marketing expenses increased 3% to $1.0 million for the quarter ended March 31, 2010, essentially the same as the $1.0 million for the quarter ended March 31, 2009.  Lower stock-based compensation expenses, reflecting the acceleration of restricted stock and stock option vesting resulting from the change in control of FiberTower as a result of the Exchange Offer and redemption of debt in December 2009, were offset by an increase in other payroll-related expenses due to an increase in employee headcount compared to the first quarter of 2009.

General and administrative expenses decreased 17% to $5.1 million for the quarter ended March 31, 2010 from $6.1 million for the quarter ended March 31, 2009. This decrease reflects lower bonus accruals and consulting fees as well as lower stock-based compensation expenses reflecting the acceleration of restricted stock and stock option vesting resulting from the change in control of FiberTower as a result of the Exchange Offer and redemption of debt in December 2009.

Depreciation and amortization expense decreased 9% to $6.4 million for the quarter ended March 31, 2010 from $7.0 million for the quarter ended March 31, 2009.  This decrease reflects $0.7 million in one-time depreciation adjustments based on changes in site certification dates and adjustments related to the implementation of a new fixed asset system during the first quarter of 2010.

Interest income and interest expense are primarily the result of interest earned on investment of cash and interest cost incurred on the outstanding balance of our indebtedness. See Note 4, Long-term Debt and Capital Lease for additional information.

Interest income was a negligible amount for the quarter ended March 31, 2010 compared to $0.2 million for the quarter ended March 31, 2009. The reduction was due to lower cash balances available for investment and lower interest rates.

Interest expense decreased 78% to $3.4 million for the quarter ended March 31, 2010 from $15.1 million for the quarter ended March 31, 2009. This decrease reflects i) the effects of the Exchange Offer and Mandatory Redemption of debt and ii) the repurchases of $142.2 million par value of our Notes due 2012 in the open market during the first six months of 2009, both described at Note 4, Long-term Debt and Capital Lease.

The repurchases of the Notes due 2012 in the first quarter of 2009 resulted in the recognition of a gain on early extinguishment of debt of $53.7 million. See Note 4, Long-term Debt and Capital Lease for additional information regarding this gain.  There was no such extinguishment of debt for the quarter ended March 31, 2010.

In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding decrease to the deferred tax liability resulting from our update to state apportionment percentages. See Note 7, Income Taxes for additional information.

Performance Measures

In managing our business and assessing our financial performance, we supplement the information provided by financial statement measures with several customer-focused performance metrics to assess the growth and evaluate the performance of our operations. In addition to traditional financial evaluations, including performance against budget, we also consider non-financial measurements, the most important of which are revenue per deployed site, the number of sites deployed and the number of customer locations billing. The number of sites deployed represents sites from which we could deliver our services in a particular market.  Customer locations billing are carrier locations at which we currently provide revenue-producing services. A deployed site could have multiple customer (carrier) locations.

Revenue per deployed site is the key operating metric reflecting the capital efficiency of our network as we scale by means of new capital expenditures or by adding additional customers to the current network. Given the fixed cost nature of our network, revenue per deployed site also indicates our ability to leverage our existing asset base to generate higher-margin incremental revenue.  The number of sites deployed reflects the utilization of new capital expenditures required to expand the network and support our sales growth while the number of customer locations billing is an indicator of the productivity of the network.

The following table shows quarterly key operating metric information.

	Three Months Ended
	Mar. 31, 2010		Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Billing Customer Locations:
Change in billing customer locations	(110)		(116)	101	65	171
Ending billing customer locations	6,207		6,317	6,433	6,332	6,267
Co-location rate	2.24		2.27	2.30	2.27	2.25

Sites Deployed:
Change in FiberTower sites	2		(1)	—	(3)	1
Ending sites deployed	3,119		3,117	3,118	3,118	3,121
Average monthly revenue per site	$1,842	(1)	$1,789	$1,733	$1,666	$1,572

(1)           The average monthly revenue per deployed site in the first quarter of 2010 excludes $0.6 million revenue recognized from a customer’s early termination of certain circuits in an individual market.

Average Monthly Revenue per Site is the average monthly revenue per deployed site.

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

Amounts may be negative in a period in which sites decommissioned or closed are greater than sites added.  Certain periods were negative due to our emphasis on selling into existing networks as opposed to deploying new sites.  In the future, we intend to deploy new sites.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $47.5 million at March 31, 2010. Our business does not currently generate sufficient cash flow from operations to fund our short-term or long-term liquidity needs. We have relied on the proceeds from equity and debt financings to provide cash for our operations.

As described at Note 4, Long-term Debt and Capital Lease, during the fourth quarter of 2009 we offered to exchange, which we refer to as the “Exchange Offer”, any and all of our existing Notes due 2012 for Interim Notes.  The purpose of the Exchange Offer and redemption of debt was to reduce our outstanding debt and cash interest requirements and extend the maturity of our outstanding debt. As a result of the Exchange Offer and redemption of debt, the total carrying value of our outstanding debt was reduced by $171.7 million, the maturity of a substantial portion of our debt was extended from 2012 to 2016 and our annual cash interest payments were reduced by more than $20.0 million to approximately $6.0 million in 2011 and in 2012.  Our cash interest payments in 2010 are expected be approximately $1.7 million.

In the first and second quarters of 2009, we repurchased a total of $142.2 million par value of our Notes due 2012 in the open market. These repurchases, at a weighted average price of approximately $37 per $100 of par value, were for a total of $52.2 million in cash plus accrued but unpaid interest. These repurchases, together with the exchange of the Notes due 2012 as described above, reduced the carrying value of the outstanding Notes due 2012 to $30.1 million at December 31, 2009. During the first quarter of 2010, there was accretion of principal premium of $0.3 million.  See Note 4, Long-term Debt and Capital Lease for additional information on the Notes due 2012 including their guarantees and conversion features.

Based upon our current plans, we believe that our existing cash and cash equivalents of $47.5 million will be sufficient to cover our estimated liquidity needs for at least the next twelve months.

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

We have built flexibility into our spending by reducing capital expenditures, recurring general and administrative expenses and sales and marketing expenses. However, our ability to pay our expenses and make payments due on our Notes due 2016 and Notes due 2012 depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to pay interest on or repay indebtedness or to fund other liquidity needs. Continued uncertainty about the overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Notes due 2016 and Notes due 2012 as scheduled. If we do not have sufficient funds to service such debt, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness at or before maturity.

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

We elected to pay the May and November 2009 interest payments on the Notes due 2012 entirely by the issuance of additional Notes due 2012, as permitted under the indenture governing the Notes due 2012. This resulted in the issuance of an additional $33.5 million in principal amount of Notes due 2012. We have the option of making either or both of the next two interest payments due in May and November 2010 with additional Notes due 2012 in lieu of cash. The interest rate applicable to any such interest payments made in additional Notes due 2012 is 11%. Thereafter, the interest on the Notes due 2012 is payable only in cash at an interest rate of 9%. We currently expect the payment of the May 2010 interest payment to be made in additional Notes due 2012.

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

Operating Activities

In the quarter ended March 31, 2010, net cash used in operating activities decreased by $4.6 million to $0.6 million compared to cash used in operating activities of $5.2 million for the quarter ended March 31, 2009. The negative cash flow from operations in the quarter ended March 31, 2010 is principally comprised of our net loss of $11.8 million, net non-cash charges of $9.5 million and an increase of accrued interest payable of $1.6 million, a portion of which will be satisfied by the issuance of additional Notes due 2012 as described in Note 4, Long-term Debt and Capital Lease.

The following table shows non-cash (credits) charges included in net cash used in operating activities (in thousands):

	Three Months Ended March 31,
	2010	2009
Non-cash (credits) charges:
Depreciation and amortization	$6,371	$7,023
Increase in deferred rent	156	344
Gain on early extinguishment of debt, net	—	(53,671)
Increase in carrying value of Notes due 2016	1,420	—
Accretion of Notes due 2012	305	5,035
Amortization of debt issuance costs	31	328
Stock-based compensation	903	1,401
Income tax benefit	—	(1,468)
Other, net	299	328
Total non-cash (credits) charges	$9,485	$(40,680)

Investing Activities

Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.  As of March 31, 2010, we provided services to 3,119 deployed sites in 13 markets throughout the U.S.

There were capital additions of $2.5 million in the first quarter of 2010 as compared to $2.3 million in the first quarter of 2009.  During the first quarter of 2010, our sites deployed were flat as compared to the comparable period of 2009.  In the first quarter of 2010, additional capital spending went into adding incremental customers at existing sites relative to the first quarter of 2009. In addition, we incurred capital expenditures to support site builds beyond the first quarter of 2010.  We anticipate that we will use between $25 million and $30 million of cash for capital expenditures during 2010 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

Financing Activities

In the first quarter of 2009, we repurchased $71.3 million par value of our Notes due 2012 in the open market. These repurchases, at a weighted average price of approximately $30 per $100 of par value, were for $21.4 million in cash plus accrued but unpaid interest of $1.9 million.  See Note 4, Long-term Debt and Capital Lease, for additional information regarding our indebtedness.

There was a negligible amount of cash provided by the exercise of stock options during the first quarter ended March 31, 2010.  No cash was provided by the exercise of stock options during the same period of 2009.

Restricted Cash and Investments

At March 31, 2010, we had unrestricted cash and cash equivalents of $47.5 million that were held in bank deposits and money market mutual funds.

We had total restricted cash and investments of $11.6 million at March 31, 2010. The balance at March 31, 2010 consists of i) approximately $11.0 million invested in cash and bonds issued by U.S. Government agencies, which, together with the earnings thereon, is an amount sufficient to pay the cash portion of the first six interest payments for the Notes due 2016 and ii) $0.6 million of certificates of deposit which collateralize letters of credit, the final expiration date of which is November 2010.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles. The application of these policies requires us to make estimates that affect the amounts reported in the financial statements and notes. We base our accounting estimates on historical experience and other factors which we believe to be reasonable under the circumstances. However, actual results may differ materially from those estimates. Management has discussed the development and selection of critical accounting policies and estimates with our Audit Committee.

Our critical accounting policies include revenue and expense recognition, useful life assignments and impairment evaluations associated with long-lived assets, including intangible assets, FCC licenses, asset retirement obligations, deferred taxes, leases and stock-based compensation, which are discussed in detail under the caption “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes in our critical accounting policies or estimates since December 31, 2009.

Related Party Transactions

See Note 9, Related Party Transactions for a description of certain transactions with a member of our Board of Directors.

ITEM 3.                             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no material changes in our market risk exposures for the quarter ended March 31, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.                             CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2010, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to FiberTower’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

There have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                (Removed and Reserved)

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

FIBERTOWER CORPORATION

	By:	/s/ KURT J. VAN WAGENEN
May 7, 2010		Kurt J. Van Wagenen
Date		President and Chief Executive Officer

	By:	/s/ THOMAS A. SCOTT
May 7, 2010		Thomas A. Scott
Date		Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title

31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.