Form 10-Q
period 2010-06-30
FiberTower CORP
filed 2010-08-06
CIK 1010286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 49,963,763 shares of its common stock outstanding as of July 30, 2010.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$42,193	$50,669
Restricted cash and investments, current portion	5,758	3,898
Accounts receivable, net of allowances of $43 and $50 at June 30, 2010 and December 31, 2009, respectively	7,980	6,824
Prepaid expenses and other current assets	2,071	2,119
Total current assets	58,002	63,510
Restricted cash and investments, net of current portion	5,942	7,702
Property and equipment, net	216,160	221,417
FCC licenses	287,495	287,495
Intangible and other long-term assets, net	4,446	4,302
Total assets	$572,045	$584,426

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,760	$3,209
Accrued compensation and related benefits	2,460	1,769
Accrued interest payable	2,170	465
Other accrued liabilities	1,284	1,138
Current portion of accrued restructuring costs	1,231	1,215
Current portion of obligation under capital lease	253	253
Total current liabilities	13,158	8,049
Other liabilities	1,117	809
Deferred rent	7,473	7,206
Asset retirement obligations	4,846	4,550
Accrued restructuring costs, net of current portion	1,059	1,560
Obligation under capital lease, net of current portion	3,561	3,471
Long-term debt	159,648	154,528
Deferred tax liability	71,904	71,904
Total liabilities	262,766	252,077
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 49,964 and 45,701 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	50	46
Additional paid-in capital	960,602	958,817
Accumulated deficit	(651,373)	(626,514)
Total stockholders’ equity	309,279	332,349
Total liabilities and stockholders’ equity	$572,045	$584,426

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service revenues	$18,388	$15,579	$36,211	$30,298
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	15,205	14,158	29,202	28,299
Sales and marketing	1,130	455	2,149	1,448
General and administrative	4,610	5,217	9,707	11,360
Depreciation and amortization	7,038	7,004	13,409	14,027
Total operating expenses	27,983	26,834	54,467	55,134
Loss from operations	(9,595)	(11,255)	(18,256)	(24,836)
Other income (expense):
Interest income	29	73	54	227
Interest expense	(3,486)	(12,280)	(6,848)	(27,395)
Gain on early extinguishment of debt, net	—	44,577	—	98,248
Miscellaneous income, net	1	57	191	172
Total other income (expense), net	(3,456)	32,427	(6,603)	71,252
Income (loss) before income taxes	(13,051)	21,172	(24,859)	46,416
Income tax (provision) benefit	—	(381)	—	1,087
Net income (loss)	$(13,051)	$20,791	$(24,859)	$47,503

Net income (loss) per share attributable to common stockholders:
Basic	$(0.28)	$1.37	$(0.54)	$3.14
Diluted	$(0.28)	$1.36	$(0.54)	$3.13

Shares used in computing net income (loss) per share:
Basic	45,692	14,720	45,648	14,697
Diluted	45,692	14,893	45,648	14,745

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended June 30,
	2010	2009
Operating activities
Net income (loss)	$(24,859)	$47,503
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	13,409	14,027
Impairment of long-lived assets and other charges	976	165
Increase in deferred rent	267	674
Accretion of asset retirement obligations	296	247
Accretion of accrued restructuring charges	138	201
Accretion of obligation under capital lease	90	—
Gain on early extinguishment of debt, net	—	(98,248)
Non-cash payment-in-kind of interest	1,485	18,213
Increase in carrying value of Notes due 2016	2,824	—
Accretion of Notes due 2012	811	9,517
Amortization of debt issuance costs	67	649
Stock-based compensation	1,782	2,274
Income tax benefit	—	(1,087)
Net changes in operating assets and liabilities:
Accounts receivable, net	(1,156)	358
Prepaid expenses and other current assets	48	866
Other long-term assets	(360)	(236)
Accounts payable	2,551	(2,298)
Accrued compensation and related benefits	691	652
Accrued interest payable	1,705	(799)
Other accrued liabilities	(169)	(538)
Net cash provided by (used for) operating activities	596	(7,860)
Investing activities
Increase in restricted cash and investments	(100)	—
Purchase of property and equipment	(8,979)	(4,657)
Cash used for investing activities	(9,079)	(4,657)
Financing activities
Cash paid for repurchases of Notes due 2012	—	(52,180)
Proceeds from exercise of stock options	7	—
Cash provided by (used for) financing activities	7	(52,180)
Net decrease in cash and cash equivalents	(8,476)	(64,697)
Cash and cash equivalents at beginning of period	50,669	154,357

Cash and cash equivalents at end of period	$42,193	$89,660

Supplemental Disclosures
Cash paid for interest on Notes due 2012 repurchased	$—	$1,970

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

We have incurred operating and net losses and negative cash flows since our inception, and we had an accumulated deficit of $651.4 million as of June 30, 2010. Through June 30, 2010, we have relied primarily on the proceeds from equity and debt financings to fund our operating and investing activities.  Failure to generate sufficient revenue could have a material adverse effect on our results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan which is subject to a number of risks including, but not limited to, dependence on key employees, dependence on key customers and suppliers, potential competition from larger, more established companies, the ability to develop and bring new services or products to market (including expansion of our network), the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support our planned growth.

Note 2—Basis of Presentation and Accounting Policies

Principles of consolidation and basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

There have been no material changes in our significant accounting policies as of June 30, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009. However, the following provides the valuation techniques and the related assumptions and estimates used in the calculation of stock-based compensation expense with respect to restricted stock awards with market conditions which we first granted during the second quarter of 2010.

We record stock-based compensation expense only for those restricted stock awards for which the requisite service period is expected to be rendered.  The cumulative effect of a change in the estimated number of restricted stock awards for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate.  To the extent that the requisite service period is rendered, stock-based compensation expense is not reversed; rather, it is recognized regardless of whether or not the market condition is achieved.

Valuation.  We estimate the fair value of restricted stock awards with market conditions granted using a Monte Carlo simulation with a three-year period which is equivalent to the contractual term of the award.  Our determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by our stock price as well as inputs of subjective assumptions and variables.  Changes in assumptions could result in materially different stock-based compensation expense which could materially affect our operating expenses, net income (loss) and net income (loss) per share.

Amortization method.  We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award.

Expected volatility.  We estimate the volatility of our common stock at the date of grant based on the historical volatilities of similar public companies consisting of competitive telecommunications providers that share a common capital intensive network build plan, are free cash flow negative, highly levered and are in an earlier life-cycle stage.

Risk-free interest rate.  We base the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

Forfeitures.  We use historical data and management’s judgment to estimate the pre-vesting award forfeitures to estimate the number of shares for which the requisite service period will not be rendered.

Dividend yield.  We have not and do not anticipate paying any cash dividends on our common stock in the foreseeable future; therefore a 0% dividend yield was assumed.

Reverse stock split — On December 18, 2009, we effected a 1-for-10 reverse stock split of our common stock.  Accordingly, the accompanying unaudited condensed consolidated financial statements for all periods presented have been retroactively restated to reflect the effect of the reverse stock split.

Recent accounting pronouncements — There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to us.

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
Network equipment	$270,522	$259,692
Network equipment under capital lease	4,224	4,224
Computer software	5,502	5,167
Office equipment and other	2,874	2,791
	283,122	271,874
Less: accumulated depreciation and amortization	(96,399)	(83,195)
Property and equipment in-service, net	186,723	188,679
Construction-in-progress	29,437	32,738
Property and equipment, net	$216,160	$221,417

Internal labor costs and interest were capitalized and included in construction-in-progress as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Internal labor costs	$635	$196	$831	$315
Interest	172	943	273	2,211
Total	$807	$1,139	$1,104	$2,526

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

See discussion in Note 4, Long-term Debt and Capital Lease regarding the network equipment under capital lease.

Note 4—Long-term Debt and Capital Lease

The carrying value of our indebtedness, excluding our obligation under capital lease, is comprised of the following (in thousands):

	June 30, 2010	December 31, 2009
9.00% Senior secured notes due 2016 (“Notes due 2016”)	$127,229	$124,405
9.00% Convertible senior secured notes due 2012 (“Notes due 2012”)	32,419	30,123
	$159,648	$154,528

9.00% Senior Secured Notes Due 2016 (“Notes due 2016”)

We issued the Notes due 2016 on December 22, 2009, in connection with our exchange offer (“Exchange Offer”) whereby certain of the Notes due 2012 were exchanged for interim notes which were later redeemed for shares of our common stock, cash and the Notes due 2016.

The change in Notes due 2016 during the six months ended June 30, 2010 is summarized as follows (in thousands):

Carrying value of Notes due 2016 at December 31, 2009	$124,405
Accrual of additional notes for payment-in-kind, net of premium amortization	2,824
Carrying value of Notes due 2016 at June 30, 2010	$127,229

As required by the accounting guidance for troubled debt restructurings, we are recognizing interest expense on the Notes due 2016 at the effective interest rate (7.31%) necessary to equate future principal and interest payments to an initial carrying value of $124.4 million. The Notes due 2016 will mature in January 2016. Interest is payable at 9.00% per annum on the principal amount accruing from December 22, 2009, payable semi-annually on January 1 and July 1 of each year beginning July 1, 2010. On each interest payment date, one-third of the interest will be payable in cash and two-thirds of the interest will be payable in additional Notes due 2016 in a principal amount equal to such portion of the interest amount. The Notes due 2016 are carried at a premium to par.  This premium is amortized over the term of the Notes due 2016.  In addition, we are increasing the carrying value of the Notes due 2016 by accruing interest expense for the future issuance of notes through interest payments-in-kind.  The net impact of these adjustments was a $2.8 million increase of the carrying value of the Notes due 2016 in the six months ended June 30, 2010.  When we issued the Notes due 2016, we placed into escrow approximately $11.0 million, classified as restricted cash and investments in our Condensed Consolidated Balance Sheets, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments.

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

The indenture governing the Notes due 2016 contains covenants that restrict our ability to i) incur or guarantee additional indebtedness or issue certain preferred stock, ii) pay dividends or make other distributions, iii) issue capital stock of our restricted subsidiaries, iv) transfer or sell assets, including the capital stock of our restricted subsidiaries, v) make certain investments or acquisitions, vi) grant liens on our assets, vii) incur dividend or other payment restrictions affecting our restricted subsidiaries, viii) enter into certain transactions with affiliates, and ix) merge, consolidate or transfer all or substantially all of our assets. As of June 30, 2010, we are in compliance with all of the covenants.

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

See Note 5, Fair Value Disclosures for disclosure of the fair value of our Notes due 2016.

9.00% Convertible Senior Secured Notes Due 2012 (“Notes due 2012”)

The change in Notes due 2012 during the six months ended June 30, 2010 is summarized as follows (in thousands):

Carrying value of Notes due 2012 at December 31, 2009	$30,123
Additional Notes due 2012 issued May 15, 2010	1,485
Accretion of principal premium	811
Carrying value of Notes due 2012 at June 30, 2010	$32,419

On November 9, 2006, we completed the sale of $402.5 million of the Notes due 2012 that mature on November 15, 2012. The notes are fully guaranteed, jointly and severally, by each of our subsidiaries and bear interest at a rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year.

We elected to pay the May 15, 2009, November 15, 2009 and May 15, 2010 interest payments entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $33.5 million in principal amount of Notes due 2012 in 2009 and $1.5 million in the second quarter of 2010. These additional notes are identical to the Notes due 2012, except that interest on such additional notes began to accrue from the date they were issued. Subject to certain conditions, we also have the option of making the next semi-annual interest payment due in November 2010 with additional Notes due 2012 in lieu of cash. The interest rate applicable to any such interest payments made in additional Notes due 2012 is 11%. Thereafter, the interest is payable only in cash. We currently expect the payment of the November 2010 interest payment to be made in additional Notes due 2012.

In the second quarter of 2009, we repurchased $70.9 million par value of our Notes due 2012 in the open market.  These repurchases, at a weighted average price of approximately $43 per $100 of par value, were for a total of $30.8 million in cash plus accrued but unpaid interest of $0.1 million.  In the first quarter of 2009, we repurchased $71.3 million par value of our Notes due 2012 in the open market. These repurchases, at a weighted average price of approximately $30 per $100 of par value, were for a total of $21.4 million in cash plus accrued but unpaid interest of $1.9 million. The repurchases resulted in the recognition of a gain on early extinguishment of debt in the second quarter of 2009 of $44.6 million and in the first quarter of 2009 of $53.7 million.

The gain on early extinguishment of debt recorded during the three and six months ended June 30, 2009 was comprised of the following (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Repurchases at par value	$70,887	$142,233
Reversal of accretion of principal premium related to repurchases	6,094	11,611
Cash paid for par value	(30,761)	(52,180)
Reversal of unamortized debt issuance costs related to repurchases	(1,516)	(3,151)
Reversal of accretion of Derivative related to repurchases	(127)	(265)
	$44,577	$98,248

We will be required to repay any Notes due 2012 that are not redeemed or converted prior to maturity for 125.411% of their principal amount, or $35.7 million. We are accreting the principal premium ratably over the six-year period from inception until the Notes due 2012 mature and are recognizing such accretion as additional interest expense. The effect of this accretion is to increase the effective yield to the holders to 12% per annum based on the par value of the Notes due 2012. The effect of the accretion related to the interest payments made by the issuance of additional notes, is to increase the effective yield to the holders from 12% to approximately 12.5% per annum.

The Notes due 2012 and related guarantees are secured, to the extent permitted by law, by a second priority pledge of substantially all of our assets (other than certain excluded assets) and by a second priority pledge of the stock of all of our subsidiaries. The Notes due 2012 rank pari passu in right of payment to all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Because the liens on the collateral securing the Notes due 2016 rank ahead of the liens securing the Notes due 2012, the Notes due 2016 rank effectively senior in right of payment to the Notes due 2012 to the extent of the value of the collateral securing the Notes due 2016. The maximum potential amount of future undiscounted payments the guarantors could be required to make under the guarantees of the Notes due 2012 is $43.3 million. This amount represents total anticipated cash payments, including expected interest payments that are not recorded on the Condensed Consolidated Balance Sheets.

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

The Notes due 2012 contain certain anti-dilution provisions that caused the conversion price to be reduced because we had not issued or sold common stock for aggregate proceeds of at least $50.0 million by November 9, 2008. The number of common shares that could be issued upon conversion of the Notes due 2012 was increased as a result of the anti-dilution provisions being triggered on November 9, 2008, which increase was capped at a 33% increase in the total number of shares. Therefore, the triggering of the anti-dilution provisions resulted in a reduction to the conversion price to $62.20 per share. This resulted in 2.0 million additional shares which could be potentially issuable upon conversion of all Notes due 2012 outstanding at December 31, 2008 and any additional notes that could be issued as payment for interest on the Notes due 2012. In 2009, the amount of shares which could be potentially issuable if all outstanding Notes due 2012 at December 31, 2009 (and any additional notes that could be issued as payment for interest on the notes) were converted was reduced by i) 2.8 million resulting from the repurchases of Notes due 2012 and ii) 4.8 million resulting from the Exchange Offer.

In connection with the Exchange Offer, the indenture governing the Notes due 2012 was amended to eliminate or amend substantially all of the restrictive covenants contained in such indenture. In addition, the holder put option upon the occurrence of certain designated events was eliminated.

We concluded that the embedded feature of the Notes due 2012 related to the make-whole premium, designated event make-whole premium and holder put option, qualified as derivatives and should be bundled as a compound embedded derivative (“Derivative”). The carrying value of the Derivative at June 30, 2010 and December 31, 2009 was zero.

See Note 5, Fair Value Disclosures for disclosure of the fair value of our Notes due 2012 and the Derivative.

Debt issuance costs incurred in connection with the sale of the Notes due 2012 totaled $14.3 million. Accumulated amortization totaled $13.9 million at June 30, 2010. This included a reduction of $3.2 million in unamortized debt issuance costs associated with the repurchases of Notes due 2012 in 2009 and $4.6 million in debt issuance costs written off in connection with the Exchange Offer. Accumulated amortization totaled $13.8 million at December 31, 2009.

Obligation under Capital Lease

In the fourth quarter of 2009, we acquired an indefeasible right of use of dark fiber under a 5-year lease which has been accounted for as a capital lease. The carrying amount of the asset is the present value of the minimum lease payments determined using our incremental borrowing rate. The carrying value of the network equipment under capital lease at June 30, 2010 was $4.2 million as shown in Note 3, Property and Equipment.

Note 5—Fair Value Disclosures

The following table presents information about our assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total

Cash and cash equivalents at June 30, 2010	$42,193	(1)	$—	$—	$42,193

Cash and cash equivalents at December 31, 2009	$50,669	(2)	$—	$—	$50,669

(1)           Includes $36.0 million of money market mutual funds which invest in U.S. Government securities.

(2)           Includes $42.5 million of money market mutual funds which invest in U.S. Government securities.

The bonds issued by U.S. Government agencies included in restricted cash and investments in our Condensed Consolidated Balance Sheets are classified as held-to-maturity and are reported at amortized cost which approximates fair value.

The estimated fair value of our Notes due 2016 and Notes due 2012 as compared to their carrying value were as follows (in thousands):

	June 30, 2010		December 31, 2009
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Notes due 2016	$94,780	$127,229	$94,212	$124,405

Notes due 2012	$27,312	$32,419	$23,817	$30,123

At June 30, 2010, the estimate of fair value for the Notes due 2016 and Notes due 2012 was determined based on bids from market makers.  At December 31, 2009, there was not sufficient liquidity to establish an active market in the Notes due 2016 and Notes due 2012.  Therefore, the estimate of fair value at December 31, 2009 was determined using a discounted cash flow approach as well as based on bids from market makers.

The fair value of the Derivative at June 30, 2010 and December 31, 2009 was zero based on our internal models. We monitor the fair value of the Derivative each reporting period and record changes in fair value through charges or credits to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes due 2012 on the balance sheet. The value of the Derivative can fluctuate based on changes in several factors including the trading price of our common stock, passage of time and other events affecting the Notes due 2012.

Note 6—Stockholders’ Equity and Stock-Based Compensation

Stock Compensation Plans

On June 3, 2010 our stockholders approved the adoption of the FiberTower Corporation 2010 Stock Incentive Plan (the “2010 Stock Incentive Plan”).  The 2010 Stock Incentive Plan provides for the grant of incentive stock options and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and other stock or performance-based awards to all employees, non-employee directors and service providers of FiberTower.  The selection of eligible individuals to whom awards will be granted is within the discretion of the Compensation Committee of the Board of Directors.  The maximum number of shares of common stock that may be issued under the 2010 Stock Incentive Plan is 6,500,000 shares.

Following is a description of the restricted stock and stock option awards and the activity under the 2010 Stock Incentive Plan and the FiberTower Corporation Stock Incentive Plan adopted in 2001 (the “2001 Stock Incentive Plan”) during the three and six months ended June 30, 2010 and 2009.

Restricted Stock Awards

Under the 2010 Stock Incentive Plan and the 2001 Stock Incentive Plan, holders of restricted stock awards have voting rights.  Because holders of restricted stock have voting rights, such shares are considered outstanding for financial reporting purposes, but are included in net income (loss) per share computations only to the extent vested.  In addition, certain of our restricted stock awards convey dividend rights to the holder prior to vesting.  These are considered participating securities for purposes of computing net income (loss) per share.  See Note 8, Net Income (Loss) Per Share.

A summary of restricted stock activity for the three and six months ended June 30, 2010 and 2009 is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2010	2009	2010	2009
		Number of Shares (000s)
Balance at December 31, 2009 and 2008				119	460
Granted:
To non-employee directors		18	—	116	105
Time-vested awards to employees	(1)	2,075	—	2,075	6
Performance-based awards to employees:	(2)
Market condition price target - $7.00		1,037	—	1,037	—
Market condition price target - $10.00		1,037	—	1,037	—
Total granted		4,167	—	4,265	111
Vested		(19)	(24)	(119)	(130)
Cancelled		(6)	(31)	(7)	(35)
Balance at June 30, 2010 and 2009				4,258	406

(1)           The grant date fair value of the time-vested restricted stock awards granted during the three months ended June 30, 2010 was $3.56 per share based on our common stock price at the date of the award.  These awards vest annually over a three-year period from the grant date and were granted out of the 2010 Stock Incentive Plan (1.4 million shares) and the 2001 Stock Incentive Plan (0.7 million shares).

(2)           The grant date fair value of the awards with a market condition price target of $7.00 per share was $2.50 per share and the grant date fair value of the awards with a market condition price target of $10.00 per share was $1.99 per share.  We refer to awards granted with a market condition as the “2010 performance awards”.  The 2010 performance awards become eligible for end-of-performance-period cliff vesting 50% upon the price of our common stock remaining at or above $7 per share for 20 continuous trading days at any time during the performance period and 50% upon the price of our common stock remaining at or above $10 per share for 20 continuous trading days at any time during the performance period.  While the 2010 performance awards will become eligible for vesting upon attaining the applicable threshold, no eligible portion of the award will vest until the end of the three-year vesting period.  The 2010 performance awards were granted out of the 2010 Stock Incentive Plan.

In the first six months of 2010 we granted 116,000 restricted shares to certain non-employee directors which vested on the day following the date of grant.  In the first six months of 2009, we granted 105,000 of such restricted share awards.

As of June 30, 2010, restricted shares outstanding under the 2010 Stock Incentive Plan were 3,421,000 and under the 2001 Stock Incentive Plan were 837,000.

See Note 2, Basis of Presentation and Accounting Policies for a description of the valuation techniques and related assumptions and estimates used in the calculation of stock-based compensation expense with respect to restricted stock awards with market conditions.  The fair value estimate for the 2010 performance awards used the following assumptions: i) expected stock price volatility of 75%; ii) risk-free interest rate of 1.31%  and iii) expected dividend yield of 0%.  Stock-based compensation expense for the 2010 performance awards is recognized over the three-year requisite service period.

We determine the grant date fair value of each time-based vesting restricted stock award based on our common stock price at the date of the award.

At June 30, 2010, there was approximately $11.4 million of unrecognized compensation cost related to restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.8 years.

Stock Option Awards

A summary of stock option activity for the three and six months ended June 30, 2010 and 2009 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	Number of Options (000s)
Balance at December 31, 2009 and 2008			659	388
Granted to employees	—	3	—	353
Cancelled	(10)	(37)	(19)	(40)
Exercised	—	—	(4)	—
Balance at June 30, 2010 and 2009			636	701

The weighted-average grant-date fair value per share of stock options granted was $1.23 during the first six months of 2009.

At June 30, 2010, the number of shares issuable under outstanding stock options was 636,000, of which 528,000 were exercisable.

At June 30, 2010, there was approximately $0.6 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.5 years.

Employee and non-employee stock-based compensation expense was recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Cost of service revenues	$182	$286	$281	$554
Sales and marketing	102	(214)	152	(1)
General and administrative	595	801	1,349	1,721
Total	$879	$873	$1,782	$2,274

Warrants — At June 30, 2010, there were 257,400 warrants outstanding at an exercise price of $72.50 per share.  Such warrants expire in December 2014.  During the first quarter of 2009, 31,000 warrants at an exercise price of $18.40 per share expired unexercised.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at June 30, 2010 were as follows (in thousands):

Convertible Senior Secured Notes Due 2012 (“Notes due 2012”)	483	(1)
Warrants	257
Stock options and restricted shares	4,495
Total shares reserved	5,235

(1)            Shares of common stock reserved for future issuance pursuant to the Notes due 2012 were reduced by i) 2.8 million during 2009 as a result of the repurchases of Notes due 2012 described in Note 4, Long-term Debt and Capital Lease and ii) 4.8 million as a result of the Exchange Offer and redemption of debt in December 2009.

Note 7—Income Taxes

There is no income tax benefit from our net loss during the six months ended June 30, 2010 as we have recorded a full valuation allowance against our net deferred tax assets.

As a result of the gain on early extinguishment of debt realized on the repurchases of our Notes due 2012 during the first six months of 2009 as described in Note 4, Long-term Debt and Capital Lease, combined with the suspension of the use of net operating losses in California, we recorded a state income tax provision of $0.4 million during the second quarter of 2009. However, for federal tax purposes, the American Recovery and Reinvestment Tax Act of 2009, Section 108(i), allows a taxpayer to elect to defer the recognition of cancellation of indebtedness income (“CODI”) from debt reacquisitions in 2009 and 2010 until 2014, and include the deferred CODI in income ratably over five years beginning in 2014. We intend to make this election for federal tax purposes for 2009 for some, if not all of our CODI, and accordingly, we did not record a current tax provision for the federal taxes incurred on CODI realized for the six months ended June 30, 2009.  We established a deferred tax liability for this election, which resulted in a corresponding and equal reduction in the valuation allowance recorded against our net deferred tax assets.

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

Basic net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) allocated to participating securities, by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) allocated to participating securities, by the denominator for basic net income (loss) per share and any dilutive effects of stock options, restricted stock, convertible notes and warrants.  Diluted net income (loss) per share was the same as basic net income (loss) per share in the first and second quarters of 2010 because we had a net loss in those quarters and inclusion of potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic:
Numerator:
Net income (loss)	$(13,051)	$20,791	$(24,859)	$47,503
Less: Net income (loss) allocated to participating securities	(205)	589	(230)	1,394
Net income (loss) attributable to common stockholders	$(12,846)	$20,202	$(24,629)	$46,109
Denominator:
Weighted average shares outstanding	47,038	15,149	46,384	15,141
Weighted average unvested restricted shares outstanding	(1,346)	(429)	(736)	(444)
Denominator for basic net income (loss) per share	45,692	14,720	45,648	14,697

Basic net income (loss) per share attributable to common stockholders	$(0.28)	$1.37	$(0.54)	$3.14

Diluted:
Numerator:
Net income (loss)	$(13,051)	$20,791	$(24,859)	$47,503
Less: Net income (loss) allocated to participating securities	(205)	582	(230)	1,390
Net income (loss) attributable to common stockholders	$(12,846)	$20,209	$(24,629)	$46,113
Denominator:
Denominator for basic calculation	45,692	14,720	45,648	14,697
Weighted average effect of dilutive stock options	—	173	—	48
Denominator for diluted net income (loss) per share	45,692	14,893	45,648	14,745

Diluted net income (loss) per share attributable to common stockholders	$(0.28)	$1.36	$(0.54)	$3.13

For each of the three and six months ended June 30, 2010, 0.3 million stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.  For each of the three and six months ended June 30, 2009, 0.4 million stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

At June 30, 2010, 0.5 million shares were potentially issuable if all currently outstanding Notes due 2012 (and any additional notes that could be issued as payment for interest on these notes) were converted.   See Note 4, Long-term Debt and Capital Lease for additional information.

There were also warrants outstanding at June 30, 2010, to acquire 0.3 million common shares.

Note 9—Related Party Transactions

During the three and six months ended June 30, 2010 and 2009, we leased co-location space from a stockholder that (i) owns approximately 5% of our outstanding common stock at June 30, 2010 and (ii) has an executive officer who serves on our Board of Directors. The aggregate operating expenses included in the Condensed Consolidated Statements of Operations pertaining to these lease and service arrangements, were approximately $0.9 million for the three months ended June 30, 2010 and $1.9 million for the six months ended June 30, 2010.  Such amounts were approximately $0.9 million for the three months ended June 30, 2009 and $1.7 million for the six months ended June 30, 2009.

Note 10—Guarantees and Other Contingencies

Regulatory Matters—We are subject to significant Federal Communications Commission, or FCC, regulation, some of which is in a state of flux due to challenges to existing rules and proposals to create new rules, including the nation’s first National Broadband Plan (NBP), which the FCC released on March 16, 2010. The NBP contains 198 specific recommendations for the FCC, Congress, or other federal, state or local entities to consider implementing in the next 2-to-24 months, including some directly or indirectly related to backhaul.  However, it is not clear whether or not any or all of the recommendations will be implemented.  Such FCC regulations are subject to different interpretations and inconsistent application and have historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rates, rights-of-way, wireless siting rights and zoning matters. Management believes that resolution of any such disputes will not have a material adverse impact on our consolidated financial position.

License Renewal—Like most other FCC licenses, the 24 GHz and 38.6-40.0 GHz (39 GHz) wide-area licenses which we hold were granted for an initial ten-year term. All those licenses now possess renewal dates ranging from 2010 to 2020. We hold two types of 39 GHz licenses which cover either rectangular service areas (“RSAs”), or economic areas (“EAs”). On October 1, 2008, the FCC released an Order governing FiberTower-held 39 GHz licenses. Our RSA 39 GHz licenses with 2007 expiration dates received either i) ten-year renewals for licenses deemed constructed or ii) ten-year renewals contingent upon meeting construction requirements which the FCC extended until June 1, 2012. All of our RSA licenses previously scheduled to expire in 2007 that are located in our top 50 markets met the FCC’s construction standard and, consequently, were renewed for ten years along with some licenses in smaller markets that were protected due to spectrum lease or other construction activity. Our remaining 183 RSA licenses, which were scheduled to expire at various times through 2009 - 2010 and all of our 352 EA licenses which expire October 18, 2010, are subject to this precedent and subject to renewal and extension filings, and likely must follow the precedent in the Order to receive an extension until June 1, 2012 to demonstrate “substantial service” as defined by the FCC. Recent applications to renew or extend construction deadlines for 39 GHz licenses expiring in 2009 and 2010 have been granted by the FCC. The licenses subject to the renewals or extensions or both, represent over 1.15 billion spectrum Points of Presence, or PoPs, in total.

To obtain renewal of a license, the licensee must demonstrate that, at the time of renewal, it either met a “safe harbor” build-out requirement or that it has provided “substantial service” as determined by the FCC. What level of service is considered “substantial” will vary depending upon the type of product offering by the licensee. The FCC has provided specific safe harbor guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the license area. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering service to underserved consumers.  On May 25, 2010, the FCC released a Notice of Proposed Rulemaking and Order seeking to establish new uniform license renewal (“Uniform License Renewal” proceeding) rules for many mobile and fixed wireless spectrum bands, including at 24 GHz and 39 GHz.  The proposed rules include refinements or changes to the rules governing 24 GHz and 39 GHz spectrum renewal to largely mirror the renewal rules that govern the 700 MHz Commercial Services Band (located at 698-746, 747-762 and 777-792 MHz). These 700 MHz rules requirements include a suggested requirement for geographic-area licensees to file a “renewal showing” in which they demonstrate that they have and are continuing to provide service.  The existing 24 GHz and 39 GHz renewal and substantial service requirements will govern until the Uniform License Renewal proceeding produces a final Order.  Comments are due in the Uniform License Renewal proceeding on August 6, 2010.  Reply comments are due August 23, 2010.  FiberTower plans to file comments and reply comments, and to actively monitor this proceeding.  It is not clear if the Uniform License Renewal proceeding will take months, 1-to-2 years, or longer to fully conclude.

Currently, licensees are required, prior to the expiration date of their licenses, to file renewal applications with an exhibit demonstrating compliance with the substantial service criteria. If an entity is deemed not to have provided substantial service through meeting the safe harbor build-out requirement or through other means with respect to a license for which renewal is sought, the renewal will not be granted and the license will expire. We are required, or expect to be required, to demonstrate substantial service by June 1, 2012 for the majority of our 39 GHz licenses. We are required to demonstrate substantial service for all of our 24 GHz licenses by February 1, 2011, except for one, which requires such a showing in 2014. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 GHz and 39 GHz licenses, which require, or we expect to require, renewal applications or showings mostly in the 2011 - 2012 time period. We believe that our licenses will be renewed based on our significant network investment, spectrum offerings and expanding geographic coverage. However, since we are required to demonstrate substantial service at the time licenses are renewed, the FCC has little and possibly changing precedent in the 24 GHz and 39 GHz bands, and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

FORWARD LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases. Forward looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These include statements regarding, among other things, our future financial performance and results of operations, our financial and business prospects, the deployment of our services, capital requirements, financing prospects, planned capital expenditures, expected cost per site, anticipated customer growth, expansion plans and anticipated cash balances.

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

As of June 30, 2010, we had 148 employees, of whom 100 were in Engineering, Market/Field Operations, and Network Operations, the payroll- related costs of which are classified as Cost of Service Revenues; 15 were in Sales and Marketing; and 33 were in General and Administrative.

As of June 30, 2010:

•                  We provide services to 6,244 billing customer locations at 2,789 billing sites in 13 markets throughout the U.S;

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

During the second quarter of 2010, we achieved the following significant financial and operational milestones:

•                  Service revenues grew 18% to $18.4 million from $15.6 million in the second quarter of 2009;

•                  Average monthly revenue per deployed site grew 16% to $1,925 from $1,666 in the second quarter of 2009; and

•                  Adjusted EBITDA improved to a loss of $0.7 million from $3.2 million in the second quarter of 2009. See Results of Operations—Non-GAAP Financial Measures below for a reconciliation of Adjusted EBITDA to net income (loss).

As of June 30, 2010, we had deployed 3,136 sites, of which 2,789 had billing customers. A deployed site may not yet be billing for reasons including that we have not yet sold any service at that site.

Our business plan depends on our expectation that most, if not all, sites will generate revenue within the useful life of the site sufficient to fully recover our investment in property and equipment. If we are unable to generate sufficient revenues from these sites in the future, our business, financial condition and results of operations would be adversely affected. Since our inception, our operating expenses have exceeded our revenues. We have incurred operating and net losses and negative cash flows since our inception and we expect that we will continue to incur operating and net losses and negative cash flows for the next few years as we continue to expand our network. See “Liquidity and Capital Resources” below for additional information.

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

Traffic grows as we construct new sites for customers, sell to new customers at existing sites, or sell incremental bandwidth to existing customers. The average monthly revenue generated per deployed site increased to $1,925 in the second quarter of 2010 from $1,842 in the first quarter of 2010.  The average monthly revenue per deployed site excludes $0.3 million in the second quarter and $0.6 million in the first quarter of 2010 recognized from customers’ early termination of certain circuits.  We intend to continue our focus on site-level margins, project return on investment, and cost reductions.

For the three and six months ended June 30, 2010 and 2009, the following customers accounted for a significant portion of our revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

AT&T Mobility	45%	39%	43%	38%
Sprint Nextel	19%	20%	20%	20%
Clearwire	12%	15%	14%	16%
T-Mobile	13%	15%	12%	15%

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

AT&T Mobility	35%	37%
Sprint Nextel	15%	17%
Clearwire	28%	17%
T-Mobile	13%	16%

Costs and Expenses

The major components of our cost of service revenues are:

•                  Leasing.  We incur charges for site lease expense for space leased at our sites. When lease arrangements have uneven payment schedules, we account for lease expense on a straight-line basis over the lease term.

•                  Fiber Service Providers.  We pay charges to our fiber service providers for the purchase and lease of fiber.  When the fiber leases have uneven payment schedules, we account for fiber lease expense on a straight-line basis over the lease term.

•                  Field Technicians.  We incur costs for engineering and maintenance personnel including stock-based compensation expense.

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

As a result of the gain on early extinguishment of debt realized on the repurchases of our Notes due 2012 during the first six months of 2009 as described in Note 4, Long-term Debt and Capital Lease, we recorded a state income tax provision of $0.4 million during the second quarter of 2009.  In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding decrease to the deferred tax liability. See Note 7, Income Taxes for additional information.

Challenges Facing Our Business

In addition to the Risk Factors, there are various challenges facing our business. These include acquiring new customers on new and existing sites, retaining existing customers, deploying new sites in a predictable manner, scaling our business and managing growth, the concentrated nature of our customers, the emerging nature of our market, the weakened state of the U.S. economy and variability in our stock price.

Acquiring customers on new and existing sites in a timely fashion and retaining existing customers is critical to our ability to grow revenue and generate an appropriate return on the capital that we invest. Our business, financial condition and results of operations will be negatively affected if we do not obtain sufficient revenues by selling incremental bandwidth to existing customers, selling new customers at existing sites and constructing new sites for customers.

Deploying new sites in a predictable manner can be challenging given the difficulties in dealing with numerous landlords in order to lease space on sites, complying with the various zoning and permitting laws of different cities or districts, negotiating fiber arrangements, and managing the contractors involved with construction, program and project management. We have taken steps to reduce deployment unpredictability on larger deployments by engaging with large, well-established, turnkey vendors that are experienced in these activities. Additionally, we concentrate on selecting sites owned by major tower operators with whom we already have agreements, which we believe will help minimize the risk of failing to negotiate a definitive lease for a site.

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

We have built flexibility into our spending by reducing recurring general and administrative expenses and in prior periods, by reducing capital expenditures and sales and marketing expenses. However, our ability to pay our expenses and make payments due on our Notes due 2016 and Notes due 2012 depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Continued uncertainty about the overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Notes due 2016 and Notes due 2012 as scheduled.

Results of Operations

Presented below are selected statements of operations data for the three and six months ended June 30, 2010 and 2009 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this report. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service revenues	$18,388	$15,579	$36,211	$30,298
Cost of service revenues (excluding depreciation and amortization)	(15,205)	(14,158)	(29,202)	(28,299)
Sales and marketing	(1,130)	(455)	(2,149)	(1,448)
General and administrative	(4,610)	(5,217)	(9,707)	(11,360)
Depreciation and amortization	(7,038)	(7,004)	(13,409)	(14,027)
Interest income	29	73	54	227
Interest expense	(3,486)	(12,280)	(6,848)	(27,395)
Gain on early extinguishment of debt, net	—	44,577	—	98,248
Miscellaneous income, net	1	57	191	172
Income tax (provision) benefit	—	(381)	—	1,087
Net income (loss)	$(13,051)	$20,791	$(24,859)	$47,503

The following table presents selected statements of operations data as a percentage of our service revenues for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Service revenues	100%	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(83)%	(91)%	(81)%	(94)%
Sales and marketing	(6)%	(3)%	(6)%	(5)%
General and administrative	(25)%	(33)%	(27)%	(38)%
Depreciation and amortization	(38)%	(45)%	(37)%	(46)%
Interest income	0%	0%	0%	1%
Interest expense	(19)%	(79)%	(19)%	(90)%
Gain on early extinguishment of debt, net	—	286%	—	324%
Miscellaneous income, net	0%	0%	1%	1%
Income tax (provision) benefit	—	(2)%	—	4%
Net income (loss)	(71)%	133%	(69)%	157%

Non-GAAP Financial Measures

We use the total Adjusted EBITDA, which is a non-GAAP (Generally Accepted Accounting Principles) financial measure, to monitor the financial performance of our operations.  This measurement, together with GAAP measures such as revenue and loss from operations, assists management in its decision-making processes relating to the operation of our business.  Adjusted EBITDA is defined as net income (loss) from operations before interest, taxes, depreciation and amortization, impairment and restructuring charges, stock-based compensation, gain on early extinguishment of debt, debt exchange expenses and other income (expense).  Adjusted EBITDA is not a substitute for operating income, net income (loss), or cash flow provided by (used for) operating activities as determined in accordance with GAAP, as a measure of performance or liquidity. In addition, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.  This non-GAAP financial measure should be viewed in addition to, and not as an alternative for, our reported financial results as determined in accordance with GAAP.

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

The following table shows the calculation of our total Adjusted EBITDA reconciled to net income (loss) (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(13,051)	$20,791	$(24,859)	$47,503
Adjustments:
Depreciation and amortization	7,038	7,004	13,409	14,027
Stock-based compensation	879	873	1,782	2,274
Interest income	(29)	(73)	(54)	(227)
Interest expense	3,486	12,280	6,848	27,395
Gain on early extinguishment of debt, net	—	(44,577)	—	(98,248)
Impairment of long-lived assets and other charges and credits	996	102	923	194
Income tax provision (benefit)	—	381	—	(1,087)
Adjusted EBITDA	$(681)	$(3,219)	$(1,951)	$(8,169)

Three months ended June 30, 2010 compared to three months ended June 30, 2009

Service revenues for the quarter ended June 30, 2010 increased 18% to $18.4 million from $15.6 million for the quarter ended June 30, 2009. This increase was primarily driven by selling additional capacity and Ethernet services to customers at existing sites.  In addition, we recognized $0.3 million in the second quarter of 2010 from a customer’s early termination of certain circuits. The average monthly revenue generated per deployed site increased to $1,925 during the quarter ended June 30, 2010 compared to $1,666 for the same period of 2009. The revenue per deployed site amount for the quarter ended June 30, 2010 excludes the $0.3 million revenue from early termination of certain circuits described above.

Cost of service revenues (excluding depreciation and amortization) increased 7% to $15.2 million for the quarter ended June 30, 2010 compared to $14.2 million for the quarter ended June 30, 2009.  The quarter ended June 30, 2010 includes an impairment charge of $0.9 million related to the write off of certain internal labor and third party costs accumulated in construction-in-progress which were deemed unrecoverable based upon our current quarter changes to our network build-out plans.  Site maintenance expenses were also higher in the second quarter of 2010 compared to the second quarter of 2009 reflecting a $0.4 million insurance reimbursement in the second quarter of 2009 relating to hurricane damage.  Partially offsetting the increase compared to the second quarter of 2009, was lower stock-based compensation expense, a decrease in other payroll-related expenses reflecting a reduction in employee headcount and an increase in capitalized labor reflecting more construction activities.  The lower stock-based compensation expense in the quarter ended June 30, 2010 reflects the acceleration of restricted stock and stock option vesting resulting from the change in control of FiberTower as a result of the redemption of debt in December 2009 described at Note 4, Long-term Debt and Capital Lease.  This decrease was partially offset by the restricted stock awards granted during the quarter ended June 30, 2010 as described in Note 6, Stockholders’ Equity and Stock-Based Compensation.

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

Sales and marketing expenses increased 148% to $1.1 million for the quarter ended June 30, 2010 compared to $0.5 million for the quarter ended June 30, 2009.  The increase in stock-based compensation expense in the second quarter of 2010 compared to the same quarter of 2009 reflects i) a $0.4 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock during the quarter ended June 30, 2009 and ii) ) the restricted stock awards granted during the quarter ended June 30, 2010.  This increase was partially offset by lower stock-based compensation expense reflecting the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009.  Other payroll-related expenses increased in the second quarter of 2010 compared to the second quarter of 2009 due to an increase in sales and marketing employee headcount.

General and administrative expenses decreased 12% to $4.6 million for the quarter ended June 30, 2010 from $5.2 million for the quarter ended June 30, 2009. This decrease reflects lower bonus accruals and a decrease in other payroll-related expenses due to a decrease in employee headcount as well as lower stock-based compensation expense reflecting the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009.  This decrease in stock-based compensation was partially offset by the restricted stock awards granted during the quarter ended June 30, 2010.

Depreciation and amortization expense of $7.0 million for the quarter ended June 30, 2010 was essentially unchanged from

$7.0 million for the quarter ended June 30, 2009.   There were $13.0 million in capital additions over the past 12 months driven by upgrading capacity and overlaying Ethernet capability at existing sites and by the addition of 18 new deployed sites.

Interest income and interest expense are primarily the result of interest earned on investment of cash and interest cost incurred on the outstanding balance of our indebtedness. See Note 4, Long-term Debt and Capital Lease for additional information.

Interest income rounded to the nearest million, declined $0.1 million during the quarter ended June 30, 2010 compared to the quarter ended June 30, 2009. The reduction was due to lower cash balances available for investment and lower interest rates.

Interest expense decreased 72% to $3.5 million for the quarter ended June 30, 2010 from $12.3 million for the quarter ended June 30, 2009. This decrease reflects i) the effects of the Exchange Offer and redemption of debt in December 2009 and ii) the repurchases of $142.2 million par value of our Notes due 2012 in the open market during the first six months of 2009, both described at Note 4, Long-term Debt and Capital Lease.

The repurchases of the Notes due 2012 in the second quarter of 2009 resulted in the recognition of a gain on early extinguishment of debt of $44.6 million. See Note 4, Long-term Debt and Capital Lease for additional information regarding this gain.  There was no such extinguishment of debt for the quarter ended June 30, 2010.

As a result of the gain on early extinguishment of debt during the second quarter of 2009, we recorded a state income tax provision of $0.4 million during the second quarter of 2009.  See Note 7, Income Taxes for additional information.  We did not recognize an income tax benefit for our net operating loss during the second quarter of 2010.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

Service revenues for the six months ended June 30, 2010 increased 20% to $36.2 million from $30.3 million for the six months ended June 30, 2009. This increase was primarily driven by selling additional capacity and Ethernet services to customers at existing sites.  In addition, we recognized $0.9 million in the six months ended June 30, 2010 from customers’ early termination of certain circuits.  The average monthly revenue generated per deployed site increased to $1,884 during the six months ended June 30, 2010 compared to $1,619 for the same period of 2009. The revenue per deployed site amount for the six months ended June 30, 2010 excludes the $0.9 million revenue from early termination of certain circuits described above.

Cost of service revenues (excluding depreciation and amortization) increased 3% to $29.2 million for the six months ended June 30, 2010 compared to $28.3 million for the six months ended June 30, 2009.  The six months ended June 30, 2010 includes an impairment charge of $0.9 million related to the write off of certain internal labor and third party costs accumulated in construction-in-progress which were deemed unrecoverable based upon our current quarter changes to our network build-out plans. Site maintenance expenses were also higher in the six months ended June 30, 2010 compared to the same period of 2009 due to winter storms during the first quarter of 2010 and reflecting a $0.4 million insurance reimbursement in the second quarter of 2009 relating to hurricane damage.  Partially offsetting the increase compared to the six months ended June 30, 2009, was lower stock-based compensation expense, a decrease in other payroll-related expenses reflecting a reduction in employee headcount and an increase in capitalized labor reflecting more construction activities.  The lower stock-based compensation expense in the six months ended June 30, 2010 reflects the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009. This decrease was partially offset by the restricted stock awards granted during the quarter ended June 30, 2010.

Sales and marketing expenses increased 48% to $2.1 million for the six months ended June 30, 2010 compared to $1.4 million for the six months ended June 30, 2009.  The increase in stock-based compensation expense in the six months ended June 30, 2010 compared to the same period of 2009 reflects i) a $0.4 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock during the quarter ended June 30, 2009 and ii) the restricted stock awards granted during the quarter ended June 30, 2010.  This increase was partially offset by lower stock-based compensation expense reflecting the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009.  Other payroll-related expenses increased for the six months ended June 30, 2010 compared to same period of 2009 due to an increase in sales and marketing employee headcount.

General and administrative expenses decreased 15% to $9.7 million for the six months ended June 30, 2010 from $11.4 million for the six months ended June 30, 2009. This decrease reflects lower bonus accruals and a decrease in other payroll-related expenses due to a decrease in employee headcount as well as lower stock-based compensation expense reflecting the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009.  This decrease in stock-based compensation was partially offset by the restricted stock awards granted during the quarter ended June 30, 2010.

Depreciation and amortization expense decreased 4% to $13.4 million for the six months ended June 30, 2010 from $14.0 million for the six months ended June 30, 2009.  During the first quarter of 2010, there was a $0.7 million one-time reduction to depreciation expense based on changes in site certification dates and adjustments related to the implementation of a new fixed asset system during the first quarter of 2010.  There were $13.0 million in capital additions over the past 12 months driven by upgrading capacity and overlaying Ethernet capability at existing sites and by the addition of 18 new deployed sites.

Interest income was $0.1 million for the six months ended June 30, 2010 compared to $0.2 million for the six months ended June 30, 2009. The reduction was due to lower cash balances available for investment and lower interest rates.

Interest expense decreased 75% to $6.8 million for the six months ended June 30, 2010 from $27.4 million for the six months ended June 30, 2009. This decrease reflects i) the effects of the Exchange Offer and redemption of debt in December 2009 and ii) the repurchases of $142.2 million par value of our Notes due 2012 in the open market during the first six months of 2009, both described at Note 4, Long-term Debt and Capital Lease.

The repurchases of the Notes due 2012 in the six months ended June 30, 2009 resulted in the recognition of a gain on early extinguishment of debt of $98.2 million. See Note 4, Long-term Debt and Capital Lease for additional information regarding this gain.  There was no such extinguishment of debt during the six months ended June 30, 2010.

As a result of the gain on early extinguishment of debt during the first six months of 2009, we recorded a state income tax provision of $0.4 million during the second quarter of 2009.  In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding decrease to the deferred tax liability resulting from our update to state apportionment percentages. See Note 7, Income Taxes for additional information.

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

The following table shows quarterly key operating metric information:

	Three Months Ended
	June 30, 2010		Mar. 31, 2010		Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Billing Customer Locations:
Change in billing customer locations	37		(110)		(116)	101	65	171
Ending billing customer locations	6,244		6,207		6,317	6,433	6,332	6,267
Co-location rate	2.24		2.24		2.27	2.30	2.27	2.25

Sites Deployed:
Change in FiberTower sites	17		2		(1)	—	(3)	1
Ending sites deployed	3,136		3,119		3,117	3,118	3,118	3,121
Average monthly revenue per site	$1,925	(1)	$1,842	(1)	$1,789	$1,733	$1,666	$1,572

(1)                                  The average monthly revenue per deployed site excludes $0.3 million in the second quarter and $0.6 million in the first quarter of 2010 recognized from customers’ early termination of certain circuits.

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

Amounts may be negative in a period in which sites decommissioned or closed are greater than sites added.  Certain periods were negative due to our emphasis on selling into existing networks as opposed to deploying new sites.  In the future, we will continue to focus on selling into our existing network while we expand our deployed sites to take advantage of customer opportunities.

Liquidity and Capital Resources

We had unrestricted cash and cash equivalents of $42.2 million at June 30, 2010. Our business does not currently generate sufficient cash flow from operations to fund our short-term or long-term liquidity needs. We have relied primarily on the proceeds from equity and debt financings to fund our operating and investing activities.

We elected to pay the May 2009, November 2009 and May 2010 interest payments on the Notes due 2012 entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $33.5 million in principal amount of Notes due 2012 in 2009 and $1.5 million in the second quarter of 2010.  Subject to certain conditions, we also have the option of making the next semi-annual interest payment due in November 2010 with additional Notes due 2012 in lieu of cash. The interest rate applicable to any such interest payments made in additional Notes due 2012 is 11%. Thereafter, the interest is payable only in cash. We currently expect the payment of the November 2010 interest payment to be made in additional Notes due 2012.

As described at Note 4, Long-term Debt and Capital Lease, during the fourth quarter of 2009 we offered to exchange, which we refer to as the “Exchange Offer”, any and all of our existing Notes due 2012 for Interim Notes, which were later redeemed for shares of our common stock, cash and Notes due 2016.  The purpose of the Exchange Offer and redemption of debt was to reduce our outstanding debt and cash interest requirements and extend the maturity of our outstanding debt. As a result of the Exchange Offer and redemption of debt, the total carrying value of our outstanding debt was reduced by $171.7 million, the maturity of a substantial portion of our debt was extended from 2012 to 2016 and our annual cash interest payments were reduced by more than $20.0 million to approximately $6.0 million in 2011 and in 2012.  Our cash interest payments in 2010 are expected to be approximately $1.7 million.

In the first and second quarters of 2009, we repurchased a total of $142.2 million par value of our Notes due 2012 in the open market. These repurchases, at a weighted average price of approximately $37 per $100 of par value, were for a total of $52.2 million in cash plus accrued but unpaid interest. These repurchases, together with the exchange of the Notes due 2012 as described above, reduced the carrying value of the outstanding Notes due 2012 to $30.1 million at December 31, 2009. During the first six months of 2010, there was accretion of principal premium of $0.8 million and we issued $1.5 million aggregate principal amount of additional Notes due 2012 in lieu of cash for the May 2010 interest payment as described above.  See Note 4, Long-term Debt and Capital Lease for additional information on the Notes due 2012 including their guarantees and conversion features.

Based upon our current plans, we believe that our existing cash and cash equivalents of $42.2 million will be sufficient to cover our estimated liquidity needs for at least the next twelve months.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will incur between $16 million and $21 million in capital expenditures during the second half of 2010 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

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

We have built flexibility into our spending by reducing recurring general and administrative expenses and in prior periods, by reducing capital expenditures and sales and marketing expenses. However, our ability to pay our expenses and make payments due on our Notes due 2016 and Notes due 2012 depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to pay interest on or repay indebtedness or to fund other liquidity needs. Continued uncertainty about the overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Notes due 2016 and Notes due 2012 as scheduled.

Under the terms of our Notes due 2016, if certain specified events occur prior to maturity, holders may require us to repurchase all or part of the Notes due 2016 for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. We may not have sufficient funds at such time to repurchase any or all of the Notes due 2016.

The Notes due 2016 bear interest at 9% accruing from December 22, 2009, payable semi-annually. On each interest payment date, one-third of the interest is payable in cash and two-thirds of the interest is payable in additional Notes due 2016 in a principal amount equal to such portion of the interest amount. When we issued the Notes due 2016, we placed into escrow approximately $11.0 million, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments.

We may not be able to generate cash flow from operations sufficient to meet our liquidity needs in the future, which would require us to continue to raise funds through external sources. In the future, we plan to obtain financing through the issuance of additional equity or debt securities, or both. There can be no assurance that this additional financing will be available on terms acceptable to us or at all. If we do not have sufficient funds to service our debt, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of our debt agreements may restrict us from adopting some of these alternatives.

Our business is in its early stages, and as such we have invested heavily in capital requirements to build and expand our network. As a result, we have incurred operating and net losses and negative cash flows since our inception, and we expect that we will continue to incur operating and net losses and negative cash flows for the next few years as we continue to expand our network. We hope that by reducing our cash interest payments and extending the maturity of our debt, as described above, that we will be able to increase our financial and operational flexibility to grow our cash flow from operating activities to a level sufficient to service our debt.

Cash Flow Analysis

Our principal liquidity requirements are for working capital purposes and the expansion of our network through our investment in network equipment and site acquisition and construction costs.

Operating Activities

In the six months ended June 30, 2010, net cash provided by operating activities was $0.6 million, an increase of $8.5 million compared to cash used for operating activities of $7.9 million for the six months ended June 30, 2009. The cash flow from operations in the six months ended June 30, 2010 is principally comprised of our net loss of $24.9 million, non-cash charges of $22.1 million and an increase in accounts payable of $2.6 million, of which $2.3 million is due to purchases of property and equipment.

The following table shows non-cash charges (credits) included in net cash provided by (used for) operating activities (in thousands):

	Six Months Ended June 30,
	2010	2009
Non-cash charges (credits):
Depreciation and amortization	$13,409	$14,027
Impairment of long-lived assets and other charges	976	165
Increase in deferred rent	267	674
Accretion of asset retirement obligations	296	247
Accretion of accrued restructuring charges	138	201
Accretion of obligation under capital lease	90	—
Gain on early extinguishment of debt, net	—	(98,248)
Payment-in-kind of interest	1,485	18,213
Increase in carrying value of Notes due 2016	2,824	—
Accretion of Notes due 2012	811	9,517
Amortization of debt issuance costs	67	649
Stock-based compensation	1,782	2,274
Income tax benefit	—	(1,087)
Total non-cash charges (credits)	$22,145	$(53,368)

Investing Activities

Net cash used for investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.  As of June 30, 2010, we provided services to 3,136 deployed sites in 13 markets throughout the U.S.

There were capital additions of $9.0 million in the first six months of 2010 as compared to $4.7 million in the first six months of 2009.  During the first six months of 2010, we added 19 new deployed sites.  Additional capital expenditures were made in order to upgrade capacity and overlay Ethernet capability at existing sites.  In addition, we incurred capital expenditures to support site builds beyond the second quarter of 2010.  We anticipate that we will incur between $16 million and $21 million in capital expenditures during the second half of 2010 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

Financing Activities

In the first six months of 2009, we repurchased $142.2 million par value of our Notes due 2012 in the open market. These repurchases, at a weighted average price of approximately $37 per $100 of par value, were for $52.2 million in cash plus accrued but unpaid interest of $2.0 million.  See Note 4, Long-term Debt and Capital Lease, for additional information regarding our indebtedness.

There was a negligible amount of cash provided by the exercise of stock options during the six months ended June 30, 2010.  No cash was provided by the exercise of stock options during the same period of 2009.

Restricted Cash and Investments

At June 30, 2010, we had unrestricted cash and cash equivalents of $42.2 million that were held in bank deposits and money market mutual funds.

We had total restricted cash and investments of $11.7 million at June 30, 2010. The balance at June 30, 2010 consisted of i) approximately $11.0 million invested in cash and bonds issued by U.S. Government agencies, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments for the Notes due 2016 and ii) $0.7 million of certificates of deposit which collateralize letters of credit, the final expiration date of which is June 2011.

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

Our critical accounting policies include revenue and expense recognition, useful life assignments and impairment evaluations associated with long-lived assets, including intangible assets, FCC licenses, asset retirement obligations, deferred taxes, leases and stock-based compensation, which are discussed in detail under the caption “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes in our critical accounting policies or estimates since December 31, 2009.  However, the following provides the valuation techniques and the related assumptions and estimates used in the calculation of stock-based compensation expense with respect to restricted stock awards with market conditions which we first granted during the second quarter of 2010.

We record stock-based compensation expense only for those restricted stock awards for which the requisite service period is expected to be rendered.  The cumulative effect of a change in the estimated number of restricted stock awards for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate.  To the extent that the requisite service period is rendered, stock-based compensation expense is not reversed; rather, it is recognized regardless of whether or not the market condition is achieved.

Valuation.  We estimate the fair value of restricted stock awards with market conditions granted using a Monte Carlo simulation with a three-year period which is equivalent to the contractual term of the award.  Our determination of the fair value of restricted stock awards with market conditions on the date of grant is affected by our stock price as well as inputs of subjective assumptions and variables.  Changes in assumptions could result in materially different stock-based compensation expense which could materially affect our operating expenses, net income (loss) and net income (loss) per share.

Amortization method.  We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award.

Expected volatility.  We estimate the volatility of our common stock at the date of grant based on the historical volatilities of similar public companies consisting of competitive telecommunications providers that share a common capital intensive network build plan, are free cash flow negative, highly levered and are in an earlier life-cycle stage.

Risk-free interest rate.  We base the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

Forfeitures.  We use historical data and management’s judgment to estimate the pre-vesting award forfeitures to estimate the number of shares for which the requisite service period will not be rendered.

Dividend yield.  We have not and do not anticipate paying any cash dividends on our common stock in the foreseeable future; therefore a 0% dividend yield was assumed.

Related Party Transactions

See Note 9, Related Party Transactions for a description of transactions with a stockholder that has an executive officer who serves as a member of our Board of Directors.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no material changes in our market risk exposures for the quarter ended June 30, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2010, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to FiberTower’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

(b) Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     (Removed and Reserved)

Item 5.     Other Information

None.

Item 6.      Exhibits

                The exhibits listed in the accompanying exhibit index are filed, furnished or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIBERTOWER CORPORATION

	By:	/s/ KURT J. VAN WAGENEN
August 6, 2010		Kurt J. Van Wagenen
Date		President and Chief Executive Officer

	By:	/s/ THOMAS A. SCOTT
August 6, 2010		Thomas A. Scott
Date		Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
†3.1	Amended and Restated Certificate of Incorporation of the Company, as amended as of July 23, 2010.
*10.1	FiberTower Corporation 2010 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s definitive proxy statement on Schedule 14A filed on April 26, 2010).
*10.2

Form of Restricted Stock Agreement under the FiberTower Corporation 2010 Stock Incentive Plan (Time-Vesting) (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed on June 3, 2010).

*10.3

Form of Restricted Stock Agreement under the FiberTower Corporation 2010 Stock Incentive Plan (Performance-Vesting) (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed on June 3, 2010).

*10.4

Amendment to the FiberTower Corporation Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix C to the Company’s definitive proxy statement on Schedule 14A filed on April 26, 2010).

†31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.
†31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.
†32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.
†32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.

†                                          Filed herewith

*                                         Management contracts or compensation plans or arrangements in which directors or executive officers are eligible to participate.