Form 10-Q
period 2010-09-30
FiberTower CORP
filed 2010-11-05
CIK 1010286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 49,983,705 shares of its common stock outstanding as of October 29, 2010.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$31,150	$50,669
Restricted cash and investments, current portion	4,057	3,898
Accounts receivable, net of allowances of $43 and $50 at September 30, 2010 and December 31, 2009, respectively	7,701	6,824
Prepaid expenses and other current assets	2,418	2,119
Total current assets	45,326	63,510
Restricted cash and investments, net of current portion	5,920	7,702
Property and equipment, net	219,591	221,417
FCC licenses	287,495	287,495
Intangible and other long-term assets, net	4,598	4,302
Total assets	$562,930	$584,426

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,011	$3,209
Accrued compensation and related benefits	2,074	1,769
Accrued interest payable	2,034	465
Other accrued liabilities	2,299	1,138
Current portion of accrued restructuring costs	1,230	1,215
Current portion of obligation under capital lease	232	253
Total current liabilities	12,880	8,049
Other liabilities	796	809
Deferred rent	7,583	7,206
Asset retirement obligations	5,025	4,550
Accrued restructuring costs, net of current portion	803	1,560
Obligation under capital lease, net of current portion	3,631	3,471
Long-term debt	161,439	154,528
Deferred tax liability	71,904	71,904
Total liabilities	264,061	252,077
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 49,984 and 45,701 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	50	46
Additional paid-in capital	961,958	958,817
Accumulated deficit	(663,139)	(626,514)
Total stockholders’ equity	298,869	332,349
Total liabilities and stockholders’ equity	$562,930	$584,426

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service revenues	$19,443	$16,213	$55,654	$46,511
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	15,022	14,672	44,224	42,971
Sales and marketing	1,035	610	3,184	2,058
General and administrative	4,130	5,728	13,837	17,088
Depreciation and amortization	7,436	7,013	20,845	21,040
Total operating expenses	27,623	28,023	82,090	83,157
Loss from operations	(8,180)	(11,810)	(26,436)	(36,646)
Other income (expense):
Interest income	21	32	75	259
Interest expense	(3,400)	(10,060)	(10,248)	(37,455)
Gain on early extinguishment of debt, net	—	—	—	98,248
Miscellaneous income (expense), net	16	(5)	207	167
Total other income (expense), net	(3,363)	(10,033)	(9,966)	61,219
Income (loss) before income taxes	(11,543)	(21,843)	(36,402)	24,573
Income tax (provision) benefit	(223)	—	(223)	1,087
Net income (loss)	$(11,766)	$(21,843)	$(36,625)	$25,660

Net income (loss) per share attributable to common stockholders:
Basic	$(0.25)	$(1.44)	$(0.78)	$1.70
Diluted	$(0.25)	$(1.44)	$(0.78)	$1.68

Shares used in computing net income (loss) per share:
Basic	45,708	14,731	45,654	14,709
Diluted	45,708	14,731	45,654	14,812

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2010	2009
Operating activities
Net income (loss)	$(36,625)	$25,660
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	20,845	21,040
Impairment of long-lived assets and other charges	1,154	407
Increase in deferred rent	377	1,007
Accretion of asset retirement obligations	475	375
Accretion of accrued restructuring charges	187	291
Accretion of obligation under capital lease	139	—
Gain on early extinguishment of debt, net	—	(98,248)
Non-cash payment-in-kind of interest	1,485	18,213
Increase in carrying value of Notes due 2016	4,256	—
Accretion of Notes due 2012	1,170	12,472
Amortization of debt issuance costs	108	1,018
Stock-based compensation	3,134	3,554
Income tax provision (benefit)	223	(1,087)
Net changes in operating assets and liabilities:
Accounts receivable, net	(877)	(703)
Prepaid expenses and other current assets	(299)	84
Other long-term assets	(628)	(113)
Accounts payable	1,802	(890)
Accrued compensation and related benefits	305	79
Accrued interest payable	1,569	6,859
Other accrued liabilities	(4)	(287)
Net cash used for operating activities	(1,204)	(10,269)
Investing activities
Decrease in restricted cash and investments	1,623	—
Purchase of property and equipment	(19,949)	(6,951)
Cash used for investing activities	(18,326)	(6,951)
Financing activities
Cash paid for repurchases of Notes due 2012	—	(52,180)
Proceeds from exercise of stock options	11	—
Cash provided by (used for) financing activities	11	(52,180)
Net decrease in cash and cash equivalents	(19,519)	(69,400)
Cash and cash equivalents at beginning of period	50,669	154,357

Cash and cash equivalents at end of period	$31,150	$84,957

Supplemental Disclosures
Cash paid for interest on Notes due 2016	$1,788	$—
Cash paid for interest on Notes due 2012 repurchased	$—	$1,970

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

We have incurred operating and net losses and negative cash flows since our inception, and we had an accumulated deficit of $663.1 million as of September 30, 2010. Through September 30, 2010, we have relied primarily on the proceeds from equity and debt financings to fund our operating and investing activities.  Failure to generate sufficient revenue could have a material adverse effect on our results of operations, financial condition and cash flows.  The recoverability of assets is highly dependent on the ability of management to execute its business plan which is subject to a number of risks including, but not limited to, dependence on key employees, dependence on key customers and suppliers, potential competition from larger, more established companies, the ability to develop and bring new services or products to market (including expansion of our network), the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support our planned growth.

Note 2—Basis of Presentation and Accounting Policies

Principles of consolidation and basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009.

There have been no material changes in our significant accounting policies as of September 30, 2010 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2009. However, the following explains the valuation techniques and the related assumptions and estimates used in the calculation of stock-based compensation expense with respect to restricted stock awards with market-related vesting conditions which we first granted during the second quarter of 2010.

We record stock-based compensation expense only for those restricted stock awards for which the requisite service period is expected to be rendered.  The cumulative effect of a change in the estimated number of restricted stock awards for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate.  To the extent that the requisite service period is rendered for restricted stock awards with market-related vesting conditions, compensation expense is recognized regardless of whether or not the market-related vesting condition is achieved.

Valuation.  We estimate the fair value of restricted stock awards with market-related vesting conditions using a Monte Carlo simulation with a three-year period which is equivalent to the contractual term of the award.  Our determination of the fair value of restricted stock awards with market-related vesting conditions on the date of grant is affected by our stock price as well as inputs of subjective assumptions and variables.  Changes in assumptions could result in materially different stock-based compensation expense which could materially affect our operating expenses, net income (loss) and net income (loss) per share.

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

Recent accounting pronouncements — There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to us.

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
Network equipment	$278,705	$259,692
Network equipment under capital lease	4,224	4,224
Computer software	5,697	5,167
Office equipment and other	2,906	2,791
	291,532	271,874
Less: accumulated depreciation and amortization	(103,755)	(83,195)
Property and equipment in-service, net	187,777	188,679
Construction-in-progress	31,814	32,738
Property and equipment, net	$219,591	$221,417

Internal labor costs and interest were capitalized and included in construction-in-progress as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Internal labor costs	$432	$106	$1,263	$421
Interest	200	953	473	3,164
Total	$632	$1,059	$1,736	$3,585

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

See discussion in Note 4, Long-term Debt and Capital Lease regarding the network equipment under capital lease.

Note 4—Long-term Debt and Capital Lease

The carrying value of our indebtedness, excluding our obligation under capital lease, is comprised of the following (in thousands):

	September 30, 2010	December 31, 2009
9.00% Senior secured notes due 2016 (“Notes due 2016”)	$128,661	$124,405
9.00% Convertible senior secured notes due 2012 (“Notes due 2012”)	32,778	30,123
	$161,439	$154,528

9.00% Senior Secured Notes Due 2016 (“Notes due 2016”)

We issued the Notes due 2016 on December 22, 2009, in connection with our exchange offer (“Exchange Offer”) whereby certain of the Notes due 2012 were exchanged for interim notes which were later redeemed for shares of our common stock, cash and the Notes due 2016.

The change in Notes due 2016 during the nine months ended September 30, 2010 is summarized as follows (in thousands):

Carrying value of Notes due 2016 at December 31, 2009	$124,405
Accrual of additional notes for payment-in-kind, net of premium amortization	4,256
Carrying value of Notes due 2016 at September 30, 2010	$128,661

As required by the accounting guidance for troubled debt restructurings, we are recognizing interest expense on the Notes due 2016 at the effective interest rate (7.31%) necessary to equate future principal and interest payments to an initial carrying value of $124.4 million. The Notes due 2016 will mature in January 2016. Interest is payable at 9.00% per annum on the principal amount accruing from December 22, 2009, payable semi-annually on January 1 and July 1 of each year beginning July 1, 2010. On each interest payment date, one-third of the interest is payable in cash and two-thirds of the interest is payable in additional Notes due 2016 in a principal amount equal to such portion of the interest amount. The Notes due 2016 are carried at a premium to par.  This premium is amortized over the term of the Notes due 2016.  In addition, we are increasing the carrying value of the Notes due 2016 by accruing interest expense for the future issuance of notes through interest payments-in-kind.  The net impact of these adjustments was a $4.3 million increase of the carrying value of the Notes due 2016 in the nine months ended September 30, 2010.  When we issued the Notes due 2016, we placed into escrow approximately $11.0 million, classified as restricted cash and investments in our Condensed Consolidated Balance Sheets, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments.  The $1.8 million cash portion of the first interest payment was paid on July 1, 2010.

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

The indenture governing the Notes due 2016 contains covenants that restrict our ability to i) incur or guarantee additional indebtedness or issue certain preferred stock, ii) pay dividends or make other distributions, iii) issue capital stock of our restricted subsidiaries, iv) transfer or sell assets, including the capital stock of our restricted subsidiaries, v) make certain investments or acquisitions, vi) grant liens on our assets, vii) incur dividend or other payment restrictions affecting our restricted subsidiaries, viii) enter into certain transactions with affiliates, and ix) merge, consolidate or transfer all or substantially all of our assets. At September 30, 2010, we are in compliance with all of the covenants.

We may redeem the Notes due 2016 prior to January 2012 at 100% of the aggregate principal amount of the notes to be redeemed plus a make-whole premium and accrued and unpaid interest to the date of redemption. We may redeem the Notes due 2016 beginning in January 2012 at 104.5% of the aggregate principal amount of the notes to be redeemed plus accrued and unpaid interest to the date of redemption. The redemption price decreases to 102.25% in January 2014 and to 100% in January 2015. If a fundamental change, which generally includes events relating to certain changes in control of FiberTower occurs prior to maturity, holders may require us to repurchase all or part of the Notes due 2016 for cash at a repurchase price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, up to the repurchase date. We evaluated these provisions and determined they do not represent derivatives that are required to be bifurcated from the Notes due 2016.

If an event of default on the Notes due 2016 has occurred and is continuing, the aggregate principal amount, plus any accrued and unpaid interest, may be declared immediately due and payable.

See Note 5, Fair Value Disclosures for disclosure of the fair value of our Notes due 2016.

9.00% Convertible Senior Secured Notes Due 2012 (“Notes due 2012”)

The change in Notes due 2012 during the nine months ended September 30, 2010 is summarized as follows (in thousands):

Carrying value of Notes due 2012 at December 31, 2009	$30,123
Additional Notes due 2012 issued May 15, 2010	1,485
Accretion of principal premium	1,170
Carrying value of Notes due 2012 at September 30, 2010	$32,778

On November 9, 2006, we completed the sale of $402.5 million of the Notes due 2012 that mature on November 15, 2012. The notes are fully guaranteed, jointly and severally, by each of our subsidiaries and bear interest at a rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year.

We elected to pay the May 15, 2009, November 15, 2009 and May 15, 2010 interest payments entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $33.5 million in principal amount of Notes due 2012 in 2009 and $1.5 million in the second quarter of 2010.  On October 12, 2010, we elected to pay the November 15, 2010 interest payment entirely by the issuance of additional Notes due 2012, as permitted under the related indenture.  This will result in the issuance of an additional $1.6 million in principal amount of Notes due 2012 on November 15, 2010.  These additional notes are identical to the Notes due 2012, except that interest on such additional notes begins to accrue from the date they are issued. The interest rate applicable to any such interest payments made in additional Notes due 2012 is 11%. Interest payments after November 15, 2010 are payable only in cash.

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

The gain on early extinguishment of debt recorded during the nine months ended September 30, 2009 was comprised of the following (in thousands):

Nine Months Ended
September 30, 2009
Repurchases at par value	$142,233
Reversal of accretion of principal premium related to repurchases	11,611
Cash paid for par value	(52,180)
Reversal of unamortized debt issuance costs related to repurchases	(3,151)
Reversal of accretion of Derivative related to repurchases	(265)
$98,248

We will be required to repay any Notes due 2012 that are not redeemed or converted prior to maturity for 125.411% of their principal amount, or $35.7 million. We are accreting the principal premium ratably over the six-year period from inception until the Notes due 2012 mature and are recognizing such accretion as additional interest expense. The effect of this accretion is to increase the effective yield to the holders to 12% per annum based on the par value of the Notes due 2012. The effect of the accretion related to the interest payments made by the issuance of additional notes, is to increase the effective yield to the holders from 12% to approximately 13% per annum.

The Notes due 2012 and related guarantees are secured, to the extent permitted by law, by a second priority pledge of substantially all of our assets (other than certain excluded assets) and by a second priority pledge of the stock of all of our subsidiaries. The Notes due 2012 rank pari passu in right of payment to all of our existing and future senior indebtedness and senior to all of our existing and future subordinated indebtedness. Because the liens on the collateral securing the Notes due 2016 rank ahead of the liens securing the Notes due 2012, the Notes due 2016 rank effectively senior in right of payment to the Notes due 2012 to the extent of the value of the collateral securing the Notes due 2016. The maximum potential amount of future undiscounted payments the guarantors could be required to make under the guarantees of the Notes due 2012 is $43.1 million. This amount represents total anticipated cash payments, including expected interest payments that are not recorded on the Condensed Consolidated Balance Sheets.

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

During the third quarter of 2010, we received a letter from a law firm, i) alleging that the firm represented holders of more than 25% of the aggregate outstanding principal amount of the Notes due 2012, ii) purporting to give notice, in accordance with Section 7.01(5) of the indenture governing the Notes due 2012, that we had failed to comply with Section 10.02 of the indenture, and iii) purporting to inform us that the 60-day cure period referenced in Section 7.01(5) of the indenture had commenced.  Section 10.02 of the indenture governing the Notes due 2012 prohibits any amendment, supplement or waiver to the indenture from releasing any collateral from the liens of the pledge and security agreements securing the Notes due 2012, except as contemplated by the pledge and security agreements, without the consent of each noteholder affected.  The letter alleges that our Exchange Offer in December 2009 and the transactions effected pursuant thereto violated this covenant.  Under Section 7.01(5), failure to comply with any of the covenants in the indenture for 60 days after notice is given to us by the holders of at least 25% in aggregate principal amount of the Notes due 2012 then outstanding would constitute an “Event of Default” under the indenture (which could, if properly declared, result in an acceleration of principal and interest payable with respect to the Notes due 2012).

We believe the alleged claims set forth in the letter are without merit.  We did not release any collateral from the liens securing the Notes due 2012 in connection with the Exchange Offer and the transactions effected pursuant thereto.  We intend to defend ourselves vigorously against any such claims in the event they are pursued.

We concluded that the embedded feature of the Notes due 2012 related to the make-whole premium, designated event make-whole premium and holder put option, qualified as derivatives and should be bundled as a compound embedded derivative (“Derivative”). The carrying value of the Derivative at September 30, 2010 and December 31, 2009 was zero.

See Note 5, Fair Value Disclosures for disclosure of the fair value of our Notes due 2012 and the Derivative.

Debt issuance costs incurred in connection with the sale of the Notes due 2012 totaled $14.3 million. Accumulated amortization totaled $13.9 million at September 30, 2010. This included a reduction of $3.2 million in unamortized debt issuance costs associated with the repurchases of Notes due 2012 in 2009 and $4.6 million in debt issuance costs written off in connection with the Exchange Offer. Accumulated amortization totaled $13.8 million at December 31, 2009.

Obligation under Capital Lease

In the fourth quarter of 2009, we acquired an indefeasible right of use of dark fiber under a 5-year lease which has been accounted for as a capital lease. The carrying amount of the asset is the present value of the minimum lease payments determined using our incremental borrowing rate. The carrying value of the network equipment under capital lease at September 30, 2010 was $4.2 million as shown in Note 3, Property and Equipment.

Note 5—Fair Value Disclosures

The following table presents information about our assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total

Cash and cash equivalents at September 30, 2010	$31,150	(1)	$—	$—	$31,150

Cash and cash equivalents at December 31, 2009	$50,669	(2)	$—	$—	$50,669

(1)           Includes $23.5 million of money market mutual funds which invest in U.S. Government securities.

(2)           Includes $42.5 million of money market mutual funds which invest in U.S. Government securities.

The bonds issued by U.S. Government agencies included in restricted cash and investments in our Condensed Consolidated Balance Sheets are classified as held-to-maturity and are reported at amortized cost which approximates fair value at September 30, 2010.

The estimated fair value of our Notes due 2016 and Notes due 2012 as compared to their carrying value were as follows (in thousands):

	September 30, 2010		December 31, 2009
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Notes due 2016	$99,320	$128,661	$94,212	$124,405

Notes due 2012	$27,708	$32,778	$23,817	$30,123

At September 30, 2010, the estimate of fair value for the Notes due 2016 and Notes due 2012 was determined based on bids from market makers.  At December 31, 2009, there was not sufficient liquidity to establish an active market in the Notes due 2016 and Notes due 2012.  Therefore, the estimate of fair value at December 31, 2009 was determined using a discounted cash flow approach as well as based on bids from market makers.

The fair value of the Derivative at September 30, 2010 and December 31, 2009 was zero based on our internal models. We monitor the fair value of the Derivative each reporting period and record changes in fair value through charges or credits to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes due 2012 on the balance sheet. The value of the Derivative can fluctuate based on changes in several factors including the trading price of our common stock, passage of time and other events affecting the Notes due 2012.

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

Following is a description of the restricted stock and stock option awards and the activity under the 2010 Stock Incentive Plan and the FiberTower Corporation Stock Incentive Plan adopted in 2001 (the “2001 Stock Incentive Plan”) during the three and nine months ended September 30, 2010 and 2009.

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

A summary of restricted stock activity for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010		2009
	Number of Shares (000s)
Balance at beginning of period	4,258	406	119		460
Granted:
To non-employee directors	—	—	116		105
Time-vested awards to employees	25	—	2,100	(1)	6
Performance-based awards to employees:
Market condition price target - $7.00	—	—	1,037	(2)	—
Market condition price target - $10.00	—	—	1,037	(2)	—
Total granted	25	—	4,290		111
Vested	(2)	(25)	(121)		(155)
Cancelled	(8)	—	(15)		(35)
Balance at end of period	4,273	381	4,273		381

(1)           The grant date fair value of the time-vested restricted stock awards granted during the three months ended June 30, 2010 was $3.56 per share based on our common stock price at the date of the award.  These awards vest annually over a three-year period from the grant date and were granted out of the 2010 Stock Incentive Plan (1.4 million shares) and the 2001 Stock Incentive Plan (0.7 million shares).  The grant date fair value of the time-vested restricted stock awards granted during the three months ended September 30, 2010 was $4.33 per share based on our common stock price at the date of the award.  These awards vest annually over a three-year period from the grant date and were granted out of the 2001 Stock Incentive Plan.

(2)           The grant date fair value of the awards with a market-related vesting condition price target of $7.00 per share was $2.50 per share and the grant date fair value of the awards with a market-related vesting condition price target of $10.00 per share was $1.99 per share.  We refer to awards granted with a market-related vesting condition as the “2010 performance awards”, all of which were granted during the three months ended June 30, 2010.  The 2010 performance awards become eligible for end-of-performance-period cliff vesting 50% upon the price of our common stock remaining at or above $7.00 per share for 20 continuous trading days at any time during the performance period and 50% upon the price of our common stock remaining at or above $10.00 per share for 20 continuous trading days at any time during the performance period.  While the 2010 performance awards will become eligible for vesting upon attaining the applicable threshold, no eligible portion of the award will vest until the end of the three-year vesting period.  The 2010 performance awards were granted out of the 2010 Stock Incentive Plan.

In the first nine months of 2010 we granted 116,000 restricted shares to certain non-employee directors which vested on the day following the date of grant.  In the first nine months of 2009, we granted 105,000 of such restricted share awards.

At September 30, 2010, restricted shares outstanding under the 2010 Stock Incentive Plan were 3,418,000 and under the 2001 Stock Incentive Plan were 855,000.

See Note 2, Basis of Presentation and Accounting Policies for a description of the valuation techniques and related assumptions and estimates used in the calculation of stock-based compensation expense with respect to restricted stock awards with market-related vesting conditions.  The fair value estimate for the 2010 performance awards used the following assumptions: i) expected stock price volatility of 75%; ii) risk-free interest rate of 1.31%  and iii) expected dividend yield of 0%.  Stock-based compensation expense for the 2010 performance awards is recognized over the three-year requisite service period.

We determine the grant date fair value of each time-based vesting restricted stock award based on our common stock price at the date of the award.

At September 30, 2010, there was approximately $10.4 million of unrecognized compensation cost related to restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

Stock Option Awards

A summary of stock option activity for the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	Number of Options (000s)
Balance at beginning of period	636	701	659	388
Granted to employees	—	—	—	353
Cancelled	—	(47)	(19)	(87)
Exercised	(3)	—	(7)	—
Balance at end of period	633	654	633	654

The weighted-average grant-date fair value per share of stock options granted was $1.23 during the first nine months of 2009.

At September 30, 2010, the number of shares issuable under outstanding stock options was 633,000, of which 542,000 were exercisable.

At September 30, 2010, there was approximately $0.4 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

Employee and non-employee stock-based compensation expense for restricted stock and stock option awards was recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Cost of service revenues	$379	$366	$660	$920
Sales and marketing	188	51	340	50
General and administrative	785	863	2,134	2,584
Total	$1,352	$1,280	$3,134	$3,554

Warrants — At September 30, 2010, there were 257,400 common stock warrants outstanding at an exercise price of $72.50 per share.  Such warrants expire in December 2014.  During the first quarter of 2009, 31,000 warrants at an exercise price of $18.40 per share expired unexercised.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at September 30, 2010 were as follows (in thousands):

Convertible Senior Secured Notes Due 2012 (“Notes due 2012”)	483	(1)
Warrants	257
Stock options and restricted shares	4,355
Total shares reserved	5,095

(1)            Shares of common stock reserved for future issuance pursuant to the Notes due 2012 were reduced by i) 2.8 million during 2009 as a result of the repurchases of Notes due 2012 described in Note 4, Long-term Debt and Capital Lease and ii) 4.8 million as a result of the Exchange Offer and redemption of debt in December 2009.

Note 7—Income Taxes

In the third quarter of 2010, we determined that we had uncertain tax positions related to certain state income tax filings for the 2009 tax year.  The following table indicates the changes in our unrecognized tax benefits for the nine months ended September 30, 2010:

Unrecognized Tax Benefits	Nine Months Ended September 30, 2010
Balance at December 31, 2009	$—
Additions based on tax positions taken in a prior year	430,983
Balance at September 30, 2010	$430,983

There is no income tax benefit from our net loss during the nine months ended September 30, 2010 as we have recorded a full valuation allowance against our net deferred tax assets.  The $223,129 income tax provision for the third quarter of 2010 is attributable to the finalization of the 2009 state tax returns.

As a result of the gain on early extinguishment of debt realized on the repurchases of our Notes due 2012 during the first nine months of 2009 as described in Note 4, Long-term Debt and Capital Lease, combined with the suspension of the use of net operating losses in certain states, we recorded a state income tax provision of $0.4 million during the second quarter of 2009. However, for federal tax purposes, the American Recovery and Reinvestment Tax Act of 2009, Section 108(i), allows a taxpayer to elect to defer the recognition of cancellation of indebtedness income (“CODI”) from debt reacquisitions in 2009 and 2010 until 2014, and include the deferred CODI in income ratably over five years beginning in 2014. We intended to make this election for federal tax purposes for 2009 for some, if not all of our CODI, and accordingly, we did not record a current tax provision for the federal taxes incurred on CODI realized for the nine months ended September 30, 2009.  We established a deferred tax liability for this election, which resulted in a corresponding and equal reduction in the valuation allowance recorded against our net deferred tax assets.

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

In the third quarter of 2010, we finalized our 2009 federal income tax return and determined that our federal net operating loss carryforward had increased to approximately $1,773 million at December 31, 2009.  In addition, we updated our Section 382 analysis through December 31, 2009 and determined that a change in ownership occurred in December 2009.  Based on the analysis completed in the third quarter of 2010, there will be approximately $1,710 million of net operating losses that will expire unused due to the Section 382 limitation.

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

Basic net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) allocated to participating securities, by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding.  Diluted net income (loss) per share is computed by dividing net income (loss), excluding net income (loss) allocated to participating securities, by the denominator for basic net income (loss) per share and any dilutive effects of stock options, restricted stock, convertible notes and warrants.  Diluted net income (loss) per share was the same as basic net income (loss) per share in the three and nine months ended September 30, 2010 and the three months ended September 30, 2009 because we had a net loss in those periods and inclusion of potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic:
Numerator:
Net income (loss)	$(11,766)	$(21,843)	$(36,625)	$25,660
Less: Net income (loss) allocated to participating securities	(536)	(574)	(799)	726
Net income (loss) attributable to common stockholders	$(11,230)	$(21,269)	$(35,826)	$24,934
Denominator:
Weighted average shares outstanding	49,964	15,129	47,577	15,137
Weighted average unvested restricted shares outstanding	(4,256)	(398)	(1,923)	(428)
Denominator for basic net income (loss) per share	45,708	14,731	45,654	14,709

Basic net income (loss) per share attributable to common stockholders	$(0.25)	$(1.44)	$(0.78)	$1.70

Diluted:
Numerator:
Net income (loss)	$(11,766)	$(21,843)	$(36,625)	$25,660
Less: Net income (loss) allocated to participating securities	(536)	(574)	(799)	721
Net income (loss) attributable to common stockholders	$(11,230)	$(21,269)	$(35,826)	$24,939
Denominator:
Denominator for basic calculation	45,708	14,731	45,654	14,709
Weighted average effect of dilutive stock options	—	—	—	103
Denominator for diluted net income (loss) per share	45,708	14,731	45,654	14,812

Diluted net income (loss) per share attributable to common stockholders	$(0.25)	$(1.44)	$(0.78)	$1.68

For each of the three and nine months ended September 30, 2010, 0.3 million stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.  For each of the three and nine months ended September 30, 2009, 0.4 million stock options were excluded from the calculation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

At September 30, 2010, 0.5 million shares were potentially issuable if all currently outstanding Notes due 2012 (and any additional notes that could be issued as payment for interest on these notes) were converted.  See Note 4, Long-term Debt and Capital Lease for additional information.

There were also warrants outstanding at September 30, 2010, to acquire 0.3 million common shares.

Note 9—Related Party Transactions

During the three and nine months ended September 30, 2010 and 2009, we leased co-location space from a stockholder that (i) owns approximately 5% of our outstanding common stock at September 30, 2010 and (ii) has an executive officer who serves on our Board of Directors. The aggregate operating expenses included in the Condensed Consolidated Statements of Operations pertaining to these lease and service arrangements, were approximately $1.0 million for the three months ended September 30, 2010 and $2.9 million for the nine months ended September 30, 2010.  Such amounts were approximately $1.0 million for the three months ended September 30, 2009 and $2.7 million for the nine months ended September 30, 2009.

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

License Renewal—Like most other FCC licenses, the 24 GHz and 38.6-40.0 GHz (39 GHz) wide-area licenses which we hold were granted for an initial ten-year term. All those licenses now possess renewal dates ranging from 2010 to 2020.   Due to extensions granted by the FCC, the substantial majority of those 24 GHz and 39 GHz licenses also now possess a June 1, 2012 date to meet construction requirements, also known as “substantial service” requirements.

We hold two types of 39 GHz licenses which cover either rectangular service areas (“RSAs”), or economic areas (“EAs”). On October 1, 2008, the FCC released an Order governing FiberTower-held 39 GHz licenses. Our RSA 39 GHz licenses with 2007 expiration dates received either i) ten-year renewals for licenses deemed constructed or ii) ten-year renewals contingent upon meeting construction requirements which the FCC extended until June 1, 2012. All of our RSA licenses previously scheduled to expire in 2007 that are located in our top 50 markets met the FCC’s construction standard and, consequently, were renewed for ten years along with some licenses in smaller markets that were protected due to spectrum lease or other construction activity. Our remaining 183 RSA licenses, which were scheduled to expire at various times through 2009 - 2010 and all of our 352 EA licenses which expired October 18, 2010, are subject to this precedent and subject to both renewal application filing requirements and substantial service showings.  On October 8, 2008, the FCC also extended the substantial service deadline for the 352 EA licenses to June 1, 2012.  Renewal applications filed on October 15, 2010 for these 352 EA licenses remain pending before the FCC.  Recent applications to renew or extend construction deadlines for 39 GHz licenses expiring in 2009 and 2010 have been granted by the FCC. The licenses subject to the renewals or extensions or both, represent over 1.15 billion spectrum Points of Presence, or PoPs, in total.

To obtain renewal of a license, the licensee must demonstrate that, at the time of renewal, it either met a “safe harbor” build-out requirement or that it has provided substantial service as determined by the FCC. What level of service is considered “substantial” will vary depending upon the type of product offering by the licensee. The FCC has provided specific safe harbor guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the license area. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering service to underserved consumers.  On May 25, 2010, the FCC released a Notice of Proposed Rulemaking and Order seeking to establish new uniform license renewal (“Uniform License Renewal” proceeding) rules for many mobile and fixed wireless spectrum bands, including at 24 GHz and 39 GHz.  The proposed rules include refinements or changes to the rules governing 24 GHz and 39 GHz spectrum renewal to largely mirror the renewal rules that govern the 700 MHz Commercial Services Band (located at 698-746, 747-762 and 777-792 MHz). These 700 MHz rules requirements include a suggested requirement for geographic-area licensees to file a “renewal showing” in which they demonstrate that they have and are continuing to provide service.  The existing 24 GHz and 39 GHz renewal and substantial service requirements will govern until the Uniform License Renewal proceeding produces a final Order.  We filed comments in the Uniform License Renewal proceeding on August 6, 2010 and are actively monitoring this proceeding, which remains pending.  It is not clear if the Uniform License Renewal proceeding will take months, 1-to-2 years, or longer to fully conclude.

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

In October 2010, the FCC extended the buildout requirement deadline for 102 of our 103, 24 GHz licenses, in response to our August 26, 2010 extension request.  We are required, or expect to be required, to demonstrate substantial service by June 1, 2012 for the majority of our 39 GHz licenses, and for the 102 licenses in the 24 GHz band.  We are required to file renewal applications for those 102, 24 GHz licenses .prior to their February 1, 2011expiration date, yet expect their renewal to be conditioned upon meeting the June 1, 2012 buildout requirement.  We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 GHz and 39 GHz licenses, whose renewal applications are contingent upon meeting substantial service showings by June 1, 2012.  We believe that our licenses will be renewed based on our significant network investment, spectrum offerings and expanding geographic coverage. However, since we are required to demonstrate substantial service at the time licenses are renewed, the FCC has little and possibly changing precedent in the 24 GHz and 39 GHz bands, and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

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

There are many risks, uncertainties and other factors that can prevent the achievement of goals or cause results to differ materially from those expressed or implied by these forward-looking statements.  These include, among other things, negative cash flows and operating and net losses, additional liquidity requirements, potential loss of significant customers, downturns in the wireless communication industry, regulatory costs and restrictions, potential loss of FCC licenses, equipment supply disruptions and cost increases, competition from alternative backhaul service providers and technologies, along with those risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A of this Quarterly Report on Form 10-Q (“Risk Factors”).

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

As of September 30, 2010, we had 157 employees, of whom 109 were in Engineering, Market/Field Operations, and Network Operations, the payroll- related costs of which are classified as Cost of Service Revenues; 14 were in Sales and Marketing; and 34 were in General and Administrative.

As of September 30, 2010:

•                  We provide services to 6,238 billing customer locations at 2,824 billing sites in 13 markets throughout the U.S;

•                  We have master service agreements with nine U.S. wireless carriers;

•                  We have extensive relationships with fiber service providers giving us access to over 1,000 mobile switching centers, or MSCs, and 125,000 fiber-based aggregation points;

•                  We own a national spectrum portfolio of 24 GHz and 39 GHz wide-area spectrum licenses, including over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.55 billion channel pops calculated as the number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels. We believe our spectrum portfolio represents one of the largest and most comprehensive collections of millimeter wave spectrum in the U.S. Our licenses extend over substantially all of the continental U.S., covering areas with a total population of approximately 300 million; and

•                  We hold separate service agreements with Verizon Business and Qwest Communications as their fixed wireless partner on the General Services Administration Networx contract to provide fixed wireless government-grade primary transport and physically diverse network transport services. The service agreement with Verizon Business also allows us to provide government-grade services for other Verizon Business-managed contracts.

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

During the third quarter of 2010, we achieved the following significant financial and operational milestones:

•                  Service revenues grew 20% to $19.4 million from $16.2 million in the third quarter of 2009;

•                  Average monthly revenue per deployed site grew 17% to $2,029 from $1,733 in the third quarter of 2009; and

•                  Adjusted EBITDA improved to $0.8 million from a loss of $2.9 million in the third quarter of 2009. See Results of Operations—Non-GAAP Financial Measures below for a reconciliation of Adjusted EBITDA to net income (loss).

As of September 30, 2010, we had deployed 3,170 sites, of which 2,824 had billing customers. A deployed site may not yet be billing for reasons including that we have not yet sold any service at that site.

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

Traffic grows as we construct new sites for customers, sell to new customers at existing sites, or sell incremental bandwidth to existing customers. The average monthly revenue per deployed site increased to $2,029 in the third quarter of 2010 from $1,925 in the second quarter of 2010.  The average monthly revenue per deployed site excludes $0.1 million in the third quarter and $0.3 million in the second quarter of 2010 recognized from customers’ early termination of certain circuits.  We intend to continue our focus on site-level margins, project return on investment, and cost reductions.

For the three and nine months ended September 30, 2010 and 2009, the following customers accounted for a significant portion of our revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

AT&T Mobility	45%	39%	44%	38%
Sprint Nextel	19%	20%	19%	20%
Clearwire	11%	15%	13%	15%
T-Mobile	11%	15%	12%	15%

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

AT&T Mobility	52%	37%
Sprint Nextel	16%	17%
Clearwire	10%	17%
T-Mobile	9%	16%

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

As a result of the gain on early extinguishment of debt realized on the repurchases of our Notes due 2012 during the first nine months of 2009 as described in Note 4, Long-term Debt and Capital Lease, we recorded a state income tax provision of $0.4 million during the second quarter of 2009.  In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding decrease to the deferred tax liability. In the third quarter of 2010, we recorded an additional state income tax provision of $0.2 million related to the finalization of the 2009 state tax returns.  See Note 7, Income Taxes for additional information.

Challenges Facing Our Business

In addition to the Risk Factors, there are various challenges facing our business. These include acquiring new customers on new and existing sites, retaining existing customers, deploying new sites in a predictable manner, scaling our business and managing growth, the concentrated nature of our customers, the emerging nature of our market and the weakened state of the U.S. economy.

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

Results of Operations

Presented below are selected statements of operations data for the three and nine months ended September 30, 2010 and 2009 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this report. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service revenues	$19,443	$16,213	$55,654	$46,511
Cost of service revenues (excluding depreciation and amortization)	(15,022)	(14,672)	(44,224)	(42,971)
Sales and marketing	(1,035)	(610)	(3,184)	(2,058)
General and administrative	(4,130)	(5,728)	(13,837)	(17,088)
Depreciation and amortization	(7,436)	(7,013)	(20,845)	(21,040)
Interest income	21	32	75	259
Interest expense	(3,400)	(10,060)	(10,248)	(37,455)
Gain on early extinguishment of debt, net	—	—	—	98,248
Miscellaneous income (expense), net	16	(5)	207	167
Income tax (provision) benefit	(223)	—	(223)	1,087
Net income (loss)	$(11,766)	$(21,843)	$(36,625)	$25,660

The following table presents selected statements of operations data as a percentage of our service revenues for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service revenues	100%	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(77)%	(90)%	(80)%	(92)%
Sales and marketing	(6)%	(4)%	(6)%	(4)%
General and administrative	(21)%	(36)%	(25)%	(37)%
Depreciation and amortization	(38)%	(43)%	(37)%	(45)%
Interest income	(0)%	0%	(0)%	1%
Interest expense	(18)%	(62)%	(18)%	(81)%
Gain on early extinguishment of debt, net	—	—	—	211%
Miscellaneous income (expense), net	(0)%	0%	(0)%	0%
Income tax (provision) benefit	(1)%	—	(0)%	2%
Net income (loss)	(61)%	(135)%	(66)%	55%

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

The following table shows the calculation of our total Adjusted EBITDA reconciled to net income (loss) (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(11,766)	$(21,843)	$(36,625)	$25,660
Adjustments:
Depreciation and amortization	7,436	7,013	20,845	21,040
Stock-based compensation	1,352	1,280	3,134	3,554
Exchange Offer and redemption of debt expenses	—	254	—	254
Interest income	(21)	(32)	(75)	(259)
Interest expense	3,400	10,060	10,248	37,455
Gain on early extinguishment of debt, net	—	—	—	(98,248)
Impairment of long-lived assets and other charges and credits	211	337	1,134	531
Income tax provision (benefit)	223	—	223	(1,087)
Adjusted EBITDA	$835	$(2,931)	$(1,116)	$(11,100)

Three months ended September 30, 2010 compared to three months ended September 30, 2009

Service revenues for the quarter ended September 30, 2010 increased 20% to $19.4 million from $16.2 million for the quarter ended September 30, 2009. This increase was primarily driven by selling additional capacity and Ethernet services to customers at existing sites.  In addition, we recognized $0.1 million in the third quarter of 2010 from customers’ early termination of certain circuits. The average monthly revenue per deployed site increased to $2,029 during the quarter ended September 30, 2010 compared to $1,733 for the same period of 2009. The revenue per deployed site amount for the quarter ended September 30, 2010 excludes the $0.1 million in revenue from early termination of certain circuits described above.

Cost of service revenues (excluding depreciation and amortization) increased 2% to $15.0 million for the quarter ended September 30, 2010 compared to $14.7 million for the quarter ended September 30, 2009.  The increase was primarily due to a $0.4 million increase in the cost of certain non-capitalizable expense items related to site construction activities during the quarter.

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

Sales and marketing expenses increased 70% to $1.0 million for the quarter ended September 30, 2010 compared to $0.6 million for the quarter ended September 30, 2009.  The increase reflects higher payroll-related expenses, including stock-based compensation, due to an increase in sales and marketing employee headcount.

General and administrative expenses decreased 28% to $4.1 million for the quarter ended September 30, 2010 from $5.7 million for the quarter ended September 30, 2009. Higher legal and consulting fees were incurred during the third quarter of 2009 due to the Exchange Offer activities.  Also contributing to the decrease for the quarter ended September 30, 2010 were lower bonus accruals as compared to the same period of 2009.

Depreciation and amortization expense increased 6% to $7.4 million for the quarter ended September 30, 2010 from $7.0 million for the quarter ended September 30, 2009.   There were $21.6 million in capital additions over the past 12 months driven by upgrading capacity and overlaying Ethernet capability at existing sites and by the addition of 52 new deployed sites.

Interest income and interest expense are primarily the result of interest earned on investment of cash and interest cost incurred on the outstanding balance of our indebtedness. See Note 4, Long-term Debt and Capital Lease for additional information.

Interest income was negligible in the quarters ended September 30, 2010 and 2009.

Interest expense decreased 66% to $3.4 million for the quarter ended September 30, 2010 from $10.1 million for the quarter ended September 30, 2009. This decrease reflects i) the effects of the Exchange Offer and redemption of debt in December 2009 and ii) the repurchases of $142.2 million par value of our Notes due 2012 in the open market during the first nine months of 2009, both described at Note 4, Long-term Debt and Capital Lease.

In the third quarter of 2010, we recorded an additional state income tax provision of $0.2 million related to the finalization of the 2009 state tax returns.  See Note 7, Income Taxes for additional information.

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

Service revenues for the nine months ended September 30, 2010 increased 20% to $55.7 million from $46.5 million for the nine months ended September 30, 2009. This increase was primarily driven by selling additional capacity and Ethernet services to customers at existing sites.  In addition, we recognized $1.0 million in the nine months ended September 30, 2010 from customers’ early termination of certain circuits.  The average monthly revenue per deployed site increased to $1,932 during the nine months ended September 30, 2010 compared to $1,657 for the same period of 2009. The revenue per deployed site amount for the nine months ended September 30, 2010 excludes the $1.0 million in revenue from early termination of certain circuits described above.

Cost of service revenues (excluding depreciation and amortization) increased 3% to $44.2 million for the nine months ended September 30, 2010 compared to $43.0 million for the nine months ended September 30, 2009.  The nine months ended September 30, 2010 includes impairment charges of $1.2 million, compared to impairment charges of $0.4 million for the same period of 2009. Site maintenance expenses increased $0.8 million in the nine months ended September 30, 2010 compared to the same period of 2009 that included a $0.4 million insurance reimbursement relating to hurricane damage.  There were also higher fiber service provider charges, seminar expenses due to Ethernet training and travel due to movement of employees between markets.  Partially offsetting the increase compared to the nine months ended September 30, 2009, was a decrease in other payroll-related expenses reflecting an increase in capitalized labor due to more construction activities.

Sales and marketing expenses increased 55% to $3.2 million for the nine months ended September 30, 2010 compared to $2.1 million for the nine months ended September 30, 2009.  The increase reflects higher payroll-related expenses, including stock-based compensation, due to an increase in sales and marketing employee headcount.  The increase in stock-based compensation expense in the nine months ended September 30, 2010 compared to the same period of 2009 reflects i) a $0.4 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock during the quarter ended June 30, 2009 and ii) the restricted stock awards granted during the quarter ended June 30, 2010.  This increase was partially offset by lower stock-based compensation expense during the first nine months of 2010 reflecting the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009.

General and administrative expenses decreased 19% to $13.8 million for the nine months ended September 30, 2010 from $17.1 million for the nine months ended September 30, 2009. Higher legal and consulting fees were incurred during the nine months ended September 30, 2009 due to the Exchange Offer activities.  Also contributing to the decrease for the nine months ended September 30, 2010 were lower bonus accruals and a decrease in other payroll-related expenses due to a decrease in general and administrative employee headcount as compared to the same period of 2009.  There was also lower stock-based compensation expense reflecting the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009.  This decrease in stock-based compensation was partially offset by the restricted stock awards granted during the quarter ended June 30, 2010.

Depreciation and amortization expense decreased 1% to $20.8 million for the nine months ended September 30, 2010 from $21.0 million for the nine months ended September 30, 2009.  During the first quarter of 2010, there was a $0.7 million one-time reduction to depreciation expense based on changes in site certification dates and adjustments related to the implementation of a new fixed asset system during the first quarter of 2010.  There were $21.6 million in capital additions over the past 12 months driven by upgrading capacity and overlaying Ethernet capability at existing sites and by the addition of 52 new deployed sites.

Interest income was $0.1 million for the nine months ended September 30, 2010 compared to $0.3 million for the nine months ended September 30, 2009. The reduction was due to lower investment balances and lower interest rates.

Interest expense decreased 73% to $10.2 million for the nine months ended September 30, 2010 from $37.5 million for the nine months ended September 30, 2009. This decrease reflects i) the effects of the Exchange Offer and redemption of debt in December 2009 and ii) the repurchases of $142.2 million par value of our Notes due 2012 in the open market during the first nine months of 2009, both described at Note 4, Long-term Debt and Capital Lease.

The repurchases of the Notes due 2012 in the nine months ended September 30, 2009 resulted in the recognition of a gain on early extinguishment of debt of $98.2 million. See Note 4, Long-term Debt and Capital Lease for additional information regarding this gain.  There was no such extinguishment of debt during the nine months ended September 30, 2010.

As a result of the gain on early extinguishment of debt during the first nine months of 2009, we recorded a state income tax provision of $0.4 million during the second quarter of 2009.  In the first quarter of 2009, we recorded a $1.5 million income tax benefit and a corresponding decrease to the deferred tax liability resulting from our update to state apportionment percentages. In the third quarter of 2010, we recorded an additional state income tax provision of $0.2 million related to the finalization of the 2009 state tax returns.  See Note 7, Income Taxes for additional information.

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

The following table shows quarterly key operating metric information:

	Three Months Ended
	Sept. 30, 2010		June 30, 2010		Mar. 31, 2010		Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Billing Customer Locations:
Change in billing customer locations	(6)		37		(110)		(116)	101	65	171
Ending billing customer locations	6,238		6,244		6,207		6,317	6,433	6,332	6,267
Co-location rate	2.21		2.24		2.24		2.27	2.30	2.27	2.25

Sites Deployed:
Change in FiberTower sites	34		17		2		(1)	—	(3)	1
Ending sites deployed	3,170		3,136		3,119		3,117	3,118	3,118	3,121
Average monthly revenue per site	$2,029	(1)	$1,925	(1)	$1,842	(1)	$1,789	$1,733	$1,666	$1,572

(1)                                 The average monthly revenue per deployed site excludes $0.1 million in the third quarter, $0.3 million in the second quarter and $0.6 million in the first quarter of 2010 recognized from customers’ early termination of certain circuits.

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

Liquidity and Capital Resources

Our business does not currently generate sufficient cash flow from operations to fund our short-term or long-term liquidity needs. As a result, we have relied primarily on the proceeds from equity and debt financings to fund our operating and investing activities, and we believe that we will be required to raise additional capital for these purposes in the near future.  Based upon our current plans, we believe that our existing cash and cash equivalents of $31.2 million will be sufficient to cover our estimated liquidity needs for at least the next twelve months.  However, our business is capital intensive, and we believe we will require additional funds to continue to fund capital expenditures and pay operating expenses in the near future.  We may also require additional capital to finance our current growth plans, take advantage of business opportunities or pursue potential acquisitions.  To raise additional capital, we may be required to issue additional equity securities in public or private offerings or to seek additional debt financing.  We may be unable to secure such additional financing when needed, on acceptable terms or at all, which could harm our business.  In addition, any financing we do obtain could be subject to onerous terms.  Additional debt financing could cause us to incur significant interest expense and increase our future financial commitments, and any additional equity financing could be dilutive to our stockholders. If we are unable to secure additional capital when needed, we may be required to change our business plans, and our business prospects, financial condition and results of operations could be adversely affected.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will incur between $10 million and $15 million in capital expenditures during the fourth quarter of 2010 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

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

We elected to pay the May 2009, November 2009 and May 2010 interest payments on the Notes due 2012 entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $33.5 million in principal amount of Notes due 2012 in 2009 and $1.5 million in the second quarter of 2010.  On October 12, 2010, we elected to pay the November 15, 2010 interest payment entirely by the issuance of additional Notes due 2012, as permitted under the related indenture.  This will result in the issuance of an additional $1.6 million in principal amount of Notes due 2012 on November 15, 2010.  The interest rate applicable to any such interest payments made in additional Notes due 2012 is 11%. Interest payments after November 15, 2010 are payable only in cash.

As described at Note 4, Long-term Debt and Capital Lease, during the fourth quarter of 2009 we offered to exchange, which we refer to as the “Exchange Offer”, any and all of our existing Notes due 2012 for Interim Notes, which were later redeemed for shares of our common stock, cash and Notes due 2016.  The purpose of the Exchange Offer and redemption of debt was to reduce our outstanding debt and cash interest requirements and extend the maturity of our outstanding debt. As a result of the Exchange Offer and redemption of debt, the total carrying value of our outstanding debt was reduced by $171.7 million, the maturity of a substantial portion of our debt was extended from 2012 to 2016 and our annual cash interest payments were reduced by more than $20.0 million to approximately $6.0 million in 2011 and in 2012.  Our cash interest payments due in 2010 were fulfilled on July 1, 2010 with the payment of $1.8 million.

In the first and second quarters of 2009, we repurchased a total of $142.2 million par value of our Notes due 2012 in the open market. These repurchases, at a weighted average price of approximately $37 per $100 of par value, were for a total of $52.2 million in cash plus accrued but unpaid interest. These repurchases, together with the exchange of the Notes due 2012 as described above, reduced the carrying value of the outstanding Notes due 2012 to $30.1 million at December 31, 2009. During the first nine months of 2010, there was accretion of principal premium of $1.2 million and we issued $1.5 million aggregate principal amount of additional Notes due 2012 in lieu of cash for the May 2010 interest payment as described above.  See Note 4, Long-term Debt and Capital Lease for additional information on the Notes due 2012 including their guarantees and conversion features.

Under the terms of our Notes due 2016, if certain specified events occur prior to maturity, holders may require us to repurchase all or part of the Notes due 2016 for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. We may not have sufficient funds at such time to repurchase any or all of the Notes due 2016.

The Notes due 2016 bear interest at 9% accruing from December 22, 2009, payable semi-annually. On each interest payment date, one-third of the interest is payable in cash and two-thirds of the interest is payable in additional Notes due 2016 in a principal amount equal to such portion of the interest amount. When we issued the Notes due 2016, we placed into escrow approximately $11.0 million, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments.  The $1.8 million cash portion of the first interest payment was paid on July 1, 2010.

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

Operating Activities

In the nine months ended September 30, 2010, net cash used for operating activities was $1.2 million, a decrease of $9.1 million compared to cash used for operating activities of $10.3 million for the nine months ended September 30, 2009. The cash flow from operations in the nine months ended September 30, 2010 is principally comprised of our net loss of $36.6 million, which includes non-cash charges of $33.6 million, and an increase in accounts payable of $1.8 million.

The following table shows non-cash charges (credits) included in net cash used for operating activities (in thousands):

	Nine Months Ended September 30,
	2010	2009
Non-cash charges (credits):
Depreciation and amortization	$20,845	$21,040
Impairment of long-lived assets and other charges	1,154	407
Increase in deferred rent	377	1,007
Accretion of asset retirement obligations	475	375
Accretion of accrued restructuring charges	187	291
Accretion of obligation under capital lease	139	—
Gain on early extinguishment of debt, net	—	(98,248)
Payment-in-kind of interest	1,485	18,213
Increase in carrying value of Notes due 2016	4,256	—
Accretion of Notes due 2012	1,170	12,472
Amortization of debt issuance costs	108	1,018
Stock-based compensation	3,134	3,554
Income tax provision (benefit)	223	(1,087)
Total non-cash charges (credits)	$33,553	$(40,958)

Investing Activities

Net cash used for investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.  As of September 30, 2010, we provided services to 3,170 deployed sites in 13 markets throughout the U.S.

There were capital additions of $19.9 million in the first nine months of 2010 as compared to $7.0 million in the first nine months of 2009.  During the first nine months of 2010, we added 53 new deployed sites.  Additional capital expenditures were made in order to upgrade capacity and overlay Ethernet capability at existing sites.  In addition, we incurred capital expenditures to support site builds beyond the third quarter of 2010.  We anticipate that we will incur between $10 million and $15 million in capital expenditures during the fourth quarter of 2010 to expand our network. However, if market conditions warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

Financing Activities

In the first nine months of 2009, we repurchased $142.2 million par value of our Notes due 2012 in the open market. These repurchases, at a weighted average price of approximately $37 per $100 of par value, were for $52.2 million in cash plus accrued but unpaid interest of $2.0 million.  See Note 4, Long-term Debt and Capital Lease, for additional information regarding our indebtedness.

There was a negligible amount of cash provided by the exercise of stock options during the nine months ended September 30, 2010.  No cash was provided by the exercise of stock options during the same period of 2009.

Restricted Cash and Investments

At September 30, 2010, we had unrestricted cash and cash equivalents of $31.2 million that were held in bank deposits and money market mutual funds.

We had total restricted cash and investments of $10.0 million at September 30, 2010. The balance at September 30, 2010 consisted of i) approximately $9.3 million invested in cash and bonds issued by U.S. Government agencies, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the next five interest payments for the Notes due 2016 and ii) $0.7 million of certificates of deposit which collateralize letters of credit, the final expiration date of which is September 2011. The $1.8 million cash portion of the first interest payment for the Notes due 2016 was paid from restricted cash on July 1, 2010.

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

Our critical accounting policies include revenue and expense recognition, useful life assignments and impairment evaluations associated with long-lived assets, including intangible assets, FCC licenses, asset retirement obligations, deferred taxes, leases and stock-based compensation, which are discussed in detail under the caption “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2009.  There were no significant changes in our critical accounting policies or estimates since December 31, 2009.  However, the following explains the valuation techniques and the related assumptions and estimates used in the calculation of stock-based compensation expense with respect to restricted stock awards with market-related vesting conditions which we first granted during the second quarter of 2010.

We record stock-based compensation expense only for those restricted stock awards for which the requisite service period is expected to be rendered.  The cumulative effect of a change in the estimated number of restricted stock awards for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate.  To the extent that the requisite service period is rendered, stock-based compensation expense is not reversed; rather, it is recognized regardless of whether or not the market-related vesting condition is achieved.

Valuation.  We estimate the fair value of restricted stock awards with market-related vesting conditions using a Monte Carlo simulation with a three-year period which is equivalent to the contractual term of the award.  Our determination of the fair value of restricted stock awards with market-related vesting conditions on the date of grant is affected by our stock price as well as inputs of subjective assumptions and variables.  Changes in assumptions could result in materially different stock-based compensation expense which could materially affect our operating expenses, net income (loss) and net income (loss) per share.

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

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no material changes in our market risk exposures for the quarter ended September 30, 2010 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 4.          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2010, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) is accumulated and communicated to FiberTower’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

(b) Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.        Risk Factors

Except for the risk factors set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.

We believe we will require significant funds in the future, which may not be available to us, to operate and expand our business.

As of September 30, 2010, we had unrestricted cash and cash equivalents of $31.2 million. However, our business is capital intensive, and we believe we will require additional funds to fund capital expenditures and pay operating expenses in the near future.  We may also require additional capital to finance our current growth plans, take advantage of business opportunities or pursue potential acquisitions.  To raise additional capital, we may be required to issue additional equity securities in public or private offerings or to seek significant additional debt financing.  We may be unable to secure such additional financing when needed, on acceptable terms or at all, for these purposes, which could harm our business.  In addition, any financing we do obtain could be subject to onerous terms.  Any additional debt financing could cause us to incur significant interest expense and increase our future financial commitments, and any additional equity financing could be very dilutive to our stockholders. If we are unable to secure capital when needed, we may be required to change our business plans, and our business prospects, financial condition and results of operations could be adversely affected.

We may from time to time pursue strategic acquisitions, which could have an adverse impact on our business.

We may evaluate potential strategic transactions, including acquisitions, in the future.  The process of acquiring and integrating a company, business or technology is risky, may require a disproportionate amount of management or financial resources, and may create unforeseen operating difficulties or expenditures. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill or intangible assets, any of which could harm our financial condition. Acquisitions could also expose our business to unforeseen liabilities or risks associated with entering new markets or businesses.  Even if we are successful in integrating our acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expect from such acquisitions, which may result in the commitment of capital resources without the anticipated returns on such capital.  In addition, future acquisitions may require additional equity or debt financing, which may not be available on favorable terms, or at all.

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

FIBERTOWER CORPORATION

	By:	/s/ KURT J. VAN WAGENEN
November 5, 2010		Kurt J. Van Wagenen
Date		President and Chief Executive Officer

	By:	/s/ THOMAS A. SCOTT
November 5, 2010		Thomas A. Scott
Date		Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

†31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.
†31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.
†32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.
†32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.

†                                          Filed herewith