Form 10-K
period 2010-12-31
FiberTower CORP
filed 2011-03-11
CIK 1010286

Use these links to rapidly review the document

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the voting and non-voting common stock held by non-affiliates was $165 million based on the closing price of the Company's common stock on the Nasdaq Global Market on that day.

         The registrant had 49,955,113 shares of its common stock outstanding as of February 28, 2011.

         Portions of the Proxy Statement for the registrant's 2011 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed with the Commission within 120 days of the registrant's fiscal year ended December 31, 2010.

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

        There are many risks, uncertainties and other factors that can prevent the achievement of goals or cause results to differ materially from those expressed or implied by these forward-looking statements. These include, among other things, negative cash flows and operating and net losses, additional liquidity requirements, potential loss of significant customers, downturns in the wireless communication industry, regulatory costs and restrictions, potential loss of FCC licenses, equipment supply disruptions and cost increases, competition from alternative backhaul service providers and technologies, along with those risk factors described in Item 1A of this Annual Report on Form 10-K.

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

        As of December 31, 2010:

  •
  We provide service to 6,400 billing customer locations at 3,276 deployed sites in 13 markets throughout the U.S.;

  •
  We have master service agreements with nine U.S. wireless carriers;

  •
  We have extensive relationships with fiber service providers giving us access to over 1,000 mobile switching centers, or MSCs, and 125,000 fiber-based aggregation points;

  •
  We own a national spectrum portfolio of 24 GHz and 39 GHz wide-area spectrum licenses, including over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.55 billion channel pops calculated as the number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels. We believe our spectrum portfolio represents one of the largest and most comprehensive collections of millimeter wave spectrum in the U.S. Our licenses extend over substantially all of the continental U.S., covering areas with a total population of over 300 million; and

  •
  We hold separate service agreements with Verizon Business and Qwest Communications, as their fixed wireless partner on the General Services Administration Networx contract to provide fixed wireless government-grade primary transport and physically diverse network transport services.

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

        We have invested significant capital to build and expand our network. As a result, we have incurred net losses and negative cash flows since our inception, and we expect that we will continue to incur operating and net losses and negative cash flows for the next few years as we continue to invest to expand our network. If market conditions or our liquidity position warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

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

FiberTower Corporation History

  Exchange Offer and Redemption of Debt

        On October 26, 2009, we initiated an offer to exchange, which we refer to as the "Exchange Offer," our existing 9.00% Convertible Senior Secured Notes Due 2012 ("Notes due 2012") for 9.00% Mandatorily Redeemable Convertible Senior Secured Notes Due 2012 (the "Interim Notes"). The Interim Notes were mandatorily redeemable by us for a combination of cash, shares of our common stock, and 9.00% Senior Secured Notes Due 2016 ("Notes due 2016"). We refer to the mandatory redemption of the Interim Notes as the "Mandatory Redemption."

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

        The purpose of the Exchange Offer and Mandatory Redemption transactions was to reduce our outstanding debt and cash interest requirements and extend the maturity of our outstanding debt. As a result of the Exchange Offer and Mandatory Redemption, the total carrying value of our outstanding debt was reduced by $171.7 million, the maturity of a substantial portion of our debt was extended from 2012 to 2016 and our annual cash interest payments were reduced by more than $20.0 million to approximately $1.8 million in 2010 and $6.0 million in each of 2011 and 2012.

        On June 3, 2010 at the Annual Meeting of Stockholders, our stockholders approved the reduction of the size of our Board of Directors from nine to seven members. Randall A. Hack and Mark E. Holliday, both of whom had resigned from our Board in connection with the consummation of the Exchange Offer and redemption of debt and were reappointed by the Board to serve as directors until the June 3, 2010 Annual Meeting of Stockholders, were re-elected to the Board by our stockholders on June 3, 2010.

        See Note 1, Organization and Business and Note 8, Long-term Debt, in the Notes to Consolidated Financial Statements (included in this Form 10-K) for additional information on the Exchange Offer and redemption of debt.

  First Avenue/FiberTower merger

        On August 29, 2006, First Avenue Networks, Inc., which we refer to in this Form 10-K as First Avenue, completed its merger with FiberTower Network Services Corp. (formerly known as FiberTower Corporation) which we refer to in this Form 10-K as Old FiberTower. We refer to this merger as the First Avenue/FiberTower merger.

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

        The majority of backhaul traffic in the U.S. is currently transported over a wired infrastructure, typically copper-based T-1 circuits that are based on a time-division multiplexing network infrastructure (or "TDM") for transmitting two or more signals over a common path by using successive time intervals for different signals. Copper-based networks are extensively deployed today, but, as backhaul traffic demands continue to increase, carriers are seeking alternatives to copper-based T-1 circuits due to their limited capacity to transport voice and data traffic.

        Wireless carriers have attempted to solve this capacity problem by encouraging service providers to build fiber optic networks to cell sites, and by utilizing Ethernet-based circuits as opposed to TDM-based T-1 circuits. Currently, fiber optic networks, which have a higher capacity for the transport of voice and data traffic as compared to copper networks, service over 20% of existing cell sites based on feedback from wireless carriers customers. We expect this number to increase over time. However, we believe that the cost-prohibitive nature of building fiber optic networks will require multiple transport mediums to be utilized to cover a high percentage of sites with high capacity solutions. Additionally, carriers are increasingly selecting Ethernet-based circuits and are migrating traffic away from TDM-based circuits.

        Hybrid networks provide an alternative to the traditional wired backhaul infrastructure. These networks utilize both fiber and microwave connections to provide backhaul transport services to cell sites. Fiber connections are utilized when available and economic, while fixed wireless is used to extend coverage to the remaining sites. These hybrid networks have the ability to provide both TDM and Ethernet-based circuits to carriers while also meeting their capacity and coverage requirements.

Business Strategy

        We seek to grow long-term shareholder value by positioning ourselves to provide long-term solutions for the increasing demand for backhaul capacity. Key elements of our strategy include:

        Expand Our Networks Based on Identified Demand.    We seek to identify areas of demand in our existing 13 markets and new markets by working closely with our customers to design high-coverage, high-capacity backhaul networks using both microwave and fiber. Our 13 markets and areas adjacent to those markets provide for regional concentrations where we continue to have incremental sites to deploy.

        Leverage Existing Network and Customer Relationships.    We have deployed 3,276 sites in our 13 markets serving 6,400 billing customer locations. We continue to focus sales and operational resources to improve efficiency by providing incremental backhaul capacity to existing customers and by selling carriers at our existing sites that we have not previously sold. These resources utilize our existing customer relationships, assets and expertise to maximize our financial returns and usage.

        Continue to Develop Additional Revenue Sources.    Our goal is to use our expertise in backhaul transport to develop new solutions that meet the needs of our customers and expand the types of customers to whom we provide backhaul. First launched in 2007, in 2010 our Ethernet-based backhaul services were approximately 50% of our total sales bookings compared to approximately 1% in 2009. Almost 80% of our new location sales bookings in 2010 were for Ethernet services. In 2010 we have continued to generate revenue from sales on our fiber-based assets. Additionally, we are working with Verizon and Qwest to develop the U.S. government as a new backhaul customer and with fiber service providers as potential wholesale customers for our transport services.

        Allocate Capital Efficiently.    We are focused on allocating our capital efficiently by balancing new site growth with increasing existing network utilization. We anticipate that we will use between $10 million and $15 million of cash for capital expenditures during 2011. However, our decisions to invest additional capital in structural enhancements or build activities are generally based upon whether such investments exhibit sufficient revenue potential to achieve acceptable risk-adjusted returns. We have the ability to reduce capital spending if market conditions or our liquidity position warrant.

FiberTower Strengths

        We believe the following strengths will assist us in implementing our strategy:

        Extensive Operating Experience Deploying Hybrid Networks.    We have a demonstrated expertise in designing, deploying and operating hybrid microwave/fiber networks to provide high-capacity carrier-class backhaul transport services. With the growing demand for bandwidth, we are continuing to expand and evolve our hybrid network which includes initiatives to develop radios and more effectively utilize our spectrum assets to deliver ultrahigh capacity solutions. We deployed our first network in 2003 and have expanded to serve 3,276 deployed sites across 13 markets throughout the U.S. with over 350 fiber points of presence.

        Ability to Design Solutions to Meet Customer Requirements.    Our networks are designed to be flexible in order to meet the changing requirements of our customers. We launched as a T1 service provider in 2003 and have continued to evolve our network to add new packet-based protocols such as Ethernet.

        Premier Portfolio of Spectrum Assets.    Our 24 GHz spectrum and 39 GHz spectrum licenses represent what we believe to be the largest collection of wide-area millimeter wave spectrum licenses in the U.S. for backhaul and similar applications, providing breadth of geographic coverage, depth in key markets and complementary technical and propagation characteristics. Our spectrum enables us to use a wide range of radio technologies. Our spectrum portfolio includes, on average, over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.55 billion channel pops. These 738 wide-area licenses, which include 635 licenses for 39 GHz spectrum and 103 licenses for 24 GHz spectrum, extend over substantially all of the continental U.S., with a population of over 300 million. We also possess over 3,300 point-to-point microwave licenses.

        Significant Industry Relationships.    We have built our networks by forming deep relationships with key infrastructure providers such as tower companies and fiber service providers. We have master service agreements with tower owners representing approximately 139,000 towers across the U.S. Additionally, we have successfully integrated over 25 different fiber service providers into our network solutions. We plan to continue to develop and grow these relationships as we expand our network.

        Experienced and Proven Senior Management Team.    Our management team includes key personnel who have previously held senior positions at major communications companies including AT&T, Verizon, Neon Communications, T-Mobile, Flarion Technologies, IDT Spectrum, Nextel, Nortel Networks, Teligent and Winstar Communications.

Product and Services

        As of December 31, 2010, we offered backhaul transport services to major wireless carriers in the following 13 markets:

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

  •
  Ethernet.  In 2007, we began offering Ethernet-based services to the cell site. These services are offered over the same network as our other services and range in speeds from 5 Mbps to in excess of 300 Mbps.

        We sell these backhaul services directly to wireless carriers under service contracts that typically have a term of five years, but which may vary in term from 18 months to seven years. Our connections are designed to support all voice, video and data applications and all air interface technologies currently required by our customers.

Sales and Marketing

        Our sales organization primarily focuses on two types of customers: national carriers and regional carriers. National carriers typically have presence in all or most of our deployed markets whereas regional carriers usually have presence in a subset of our markets.

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

        We manage and monitor our networks on a 24 hour per day, seven day per week basis from our Network Operating Centers (NOCs). We operate a primary NOC in San Francisco, California, with a back-up system in Plano, Texas. Through our scalable back office systems and business processes, we enable customers to have visibility across the network and to access an integrated suite of management tools that provides insight into network status and repair activities. Our online reporting applications and processes enable increased service quality as they allow for immediate analysis of network faults and as a result, minimize repair times and outage minutes.

  Equipment

        We purchase equipment from major telecommunications equipment manufacturers and typically maintain multiple vendors for critical types of network equipment in order to ensure availability and reliability of supply. We have designed our network to use equipment that is widely available in high volume and deployed in large scale worldwide. Our equipment purchases include those needed to expand our development efforts around higher capacity radio frequency microwave and fiber capabilities.

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

Our Spectrum

        Our spectrum portfolio includes 635 licenses for channels in the 38.6-40.0 GHz (39 GHz) spectrum and 103 licenses in the 24 GHz spectrum and extends over substantially all of the continental U.S., with a population of over 300 million. We have one of the largest and most comprehensive FCC-granted millimeter wave spectrum license portfolios in the U.S. including, on average, over 740 MHz in the top 20 metropolitan areas. In the aggregate, our licenses represent approximately 1.55 billion channel pops.

        The following table summarizes our license holdings and total channel pops in the 50 largest U.S. markets.

License Holdings and Channel Pops in All Markets

Basic Economic Area	24 GHz Wide-Area Licensed Channels(1)	39 GHz Wide-Area Licensed Channels(2)	Total Channel Pops(3)
New York, NY	5	4	115.9
Los Angeles, CA	5	4	115.8
Chicago, IL	5	3	71.1
Washington, DC / Baltimore, MD	5	3	62.1
San Francisco, CA	5	4	55.1
Detroit, MI	5	5	54.5
Philadelphia, PA	4	4	49.5
Dallas, TX	5	3	48.5
Houston, TX	5	3	43.1
Atlanta, GA	5	3	38.8
Boston, MA	5	3	35.4
Miami, FL	5	3	29.2
Seattle, WA	5	3	26.6
Minneapolis, MN	5	2	25.8
Phoenix, AZ	5	2	25.3
Cleveland, OH	5	4	25.1
Pittsburgh, PA	4	5	24.5
St. Louis, MO	5	3	23.2
San Diego, CA	4	2	22.9
Tampa, FL	5	2	18.9
Portland, OR	4	4	18.6
Indianapolis, IN	4	4	17.9
Denver, CO	2	3	17.4
San Antonio, TX	4	3	16.4
Kansas City, MO	4	4	15.9
Orlando, FL	1	4	14.6
Puerto Rico	0	1	14.4
Sacramento, CA	4	2	13.0
Milwaukee, WI	4	3	12.8
Columbus, OH	2	4	12.1
Cincinnati, OH	3	3	11.9
Salt Lake City, UT	1	3	11.5
Raleigh, NC	1	6	11.5
Nashville, TN	1	4	10.7
New Orleans, LA	1	5	9.9
Oklahoma City, OK	1	5	9.5
Greenville, SC	1	3	9.1
Charlotte, NC	1	4	9.0
Rochester, NY	1	5	8.5
Albany, NY	1	5	8.4
Syracuse, NY	1	4	8.3
Jacksonville, FL	1	4	8.1
Austin, TX	1	5	7.8
Las Vegas, NV	1	2	7.5
Grand Rapids, MI	0	4	7.5
Memphis, TN	1	3	6.8
Louisville, KY	1	4	6.7
Norfolk, VA	2	3	6.7
Buffalo, NY	1	4	6.6
Birmingham, AL	1	4	5.7

Total Top 50 Markets	148	177	1,236.1

Grand Total All Markets and Legacy Licenses	179	634.6	1,549.6

(1)
24 GHz SMSA licenses represent those licenses granted by the FCC that encompass Statistical Metropolitan Service Areas. FiberTower holds 102 such SMSAs. FiberTower holds one Basic Economic Area, or BEA, license in the 24 GHz band. For both SMSAs and BEAs in the 24 GHz band, each channel represents 80 MHz.

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

        Our primary competitors are the ILECs who provide approximately 80% of the backhaul services purchased today. FiberTower competes with the ILECs and others by providing service at a discount to the market price typically charged by the ILEC. In addition, we offer a provisioning schedule which is generally much quicker than our competitors that meets minimum service reliability requirements of our customers and oftentimes improves upon services currently provided by our competition.

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

Employees

        As of December 31, 2010, we had 160 employees, of whom 112 were in Engineering, Market/Field Operations, and Network Operations, the payroll-related costs of which are classified as Cost of Service Revenues; 14 were in Sales and Marketing; and 34 were in General and Administrative. On March 3, 2011, we implemented a reduction in force throughout FiberTower resulting in a reduction of approximately 10% of our employee headcount. See Note 17, Subsequent Events, in the Notes to Consolidated Financial Statements for additional information.

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

        2008 and 2010 Federal Elections.    The November 2008 presidential elections brought, and will continue to bring, regulatory and legislative change. This includes new or refreshed broadband stimulus programs, a new emphasis on the FCC developing a national broadband policy delivered to Congress in March 2010 and different FCC oversight priorities, along with a new FCC Chairman and two new FCC Commissioners who were all seated in 2009. The congressional elections in November 2010 brought additional changes to the emphasis placed on new and existing policies and programs.

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

        License Renewal.    Our spectrum licenses in the 24 GHz and 39 GHz bands are granted for ten-year terms with renewal dates ranging from 2010 to 2021. In October 2008, renewal applications for our 39 GHz licenses that were scheduled to expire in 2007 received either (1) ten-year renewals for licenses deemed constructed or (2) ten-year renewals contingent upon meeting construction requirements which the FCC extended until June 1, 2012. Recent applications to renew licenses that met the FCC "safe harbor" build standard or to extend construction deadlines for 39 GHz licenses expiring in 2009, 2010 and 2011 have been granted by the FCC. In order for our 24 GHz and 39 GHz licenses to qualify for renewal, we filed renewal applications for each license prior to expiration and demonstrated that we have provided "substantial service" by the end of the term of each license (which was February 1, 2011 for 102 of the 103 24 GHz licenses) or reserved the right to make such a showing by an FCC approved substantial service showing date (which is June 1, 2012 for a substantial majority of the 39 GHz licenses and all but one of the 24 GHz licenses). The FCC's substantial service renewal standard for both the 24 GHz and 39 GHz licenses is intended to provide licensees with flexibility in demonstrating usage of their licenses. The FCC's "safe harbor" test provides licensees with a degree of certainty as to how to comply with the substantial service requirement. For example, for 39 GHz licensees offering point-to-point service, the FCC has said that the construction of four links per channel per million persons in the license area will meet the substantial service test. For 24 GHz point-to-point/multipoint licensees, the FCC has said that a showing of four links per million persons within a service area or service to an area that has very limited access to either wireless or wireline telecommunications services will meet the substantial service test. FCC precedent also exists in the millimeter wave bands for meeting buildout requirements by constructing a point-to-multipoint system whose signal reaches 20% or more of the population in the license area. While the safe harbors are intended to provide guidance, they are not the only way for licensees to demonstrate substantial service. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering services to underserved consumers, however, there is little precedent in this area at this time. Accordingly, we believe that the level of service that will be considered "substantial" by the FCC at renewal may vary depending upon the type of product offering by the licensee. Further, the FCC may modify its interpretation of substantial service and, in the future, we may encounter more stringent substantial service requirements. License renewal is not guaranteed and the FCC holds significant discretion in making renewal decisions. The loss of some number of our licenses could limit the expansion of our business, cause us to take impairment charges to our FCC licenses intangible asset and harm our operating results.

        We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 GHz and 39 GHz licenses, which require license construction or "substantial service" showings mostly by June 1, 2012. We believe that our licenses will be renewed based on (1) our significant network investment, (2) spectrum offerings, (3) market leadership, (4) expanding geographic coverage and (5) the ability to convey to the FCC information about best practices for refreshing the license renewal standards through the Uniform License Renewal proceeding that the FCC opened on May 25, 2010. This proceeding was opened when the FCC released a Notice of Proposed Rule Making and Order In the Matter of Amendment of Parts 1, 22, 24, 27, 74, 80, 90, 95,

and 101 To Establish Uniform License Renewal, Discontinuance of Operation, and Geographic Partitioning and Spectrum Disaggregation Rules and Policies for Certain Wireless Radio Services; Imposition of a Freeze on the Filing of Competing Renewal Applications for Certain Wireless Radio Services and the Processing of Already-Filed Competing Renewal Applications (WT Docket 10-1112). This proceeding, which also addresses the spectrum bands that our mobile customers use to operate their networks, could prove to be a catalyst or an obstacle to wireless network operators, depending upon whether the license renewal standards ultimately adopted are market-oriented. Non-market oriented policies, whether implemented through the Uniform License Renewal proceeding or through the FCC's discretionary powers in interpreting various existing renewal regulations, could result in the FCC not renewing wide-area spectrum licenses belonging to us, our customers, or both.

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

        SafeView's SafeScout Interference Issues.    In September 2006, we filed with the FCC a Petition for Reconsideration of the FCC's August 2006 Order granting a waiver to SafeView, Inc. to permit the certification, marketing, and operation of SafeView's SafeScout unlicensed imaging device under Part 15 of the FCC's Rules. The SafeScout is a device that uses imaging technology to detect contraband or weapons carried by individuals, and would be particularly useful in airports. The FCC noted that, by operating as a Part 15 unlicensed device, the SafeScout must accept harmful interference and not cause interference to primary licensees like FiberTower. In addition, the FCC imposed certain conditions on SafeView's operation of the SafeScout, including limiting installations to indoor areas and maintaining a database of installed devices. L-3 Communications later purchased SafeView renaming it L-3 Communications SafeView, Inc. On January 14, 2010, the FCC issued a ruling granting in part and denying in part the FiberTower Petition. In particular, unlicensed devices like the SafeView product must continue to abide by the Part 15 rules for unlicensed devices and shut down immediately if they cause interference to licensed users like FiberTower. In addition, L-3 Communications SafeView must continue to maintain and update a list of all installed devices that follows changes in device location and/or transfer of ownership to third parties subsequent to an initial sale. Use of the SafeView device increased substantially in 2010.

        Policies and Service Rules for the Broadcasting-Satellite Service.    In June 2006, the FCC released a further Notice of Proposed Rulemaking specifically seeking to promote prompt commencement of the 17/24 GHz Broadcasting Satellite Service, or BSS, which is intended to introduce a new generation of broadband services to residential and business subscribers in the United States. The proposed BSS use includes ground-to-satellite uplinks in spectrum that overlaps with part of the 24 GHz spectrum for which we are licensed. In the proceeding, the FCC seeks comment on (1) whether the existing power limits for satellite earth stations in bands shared co-equally with terrestrial radio communications services are appropriate, and (2) whether the antenna pattern requirements applicable to BSS feeder-link stations should be modified to relieve the coordination burden on either BSS or 24 GHz or both services. We filed comments in October 2006 and reply comments in November 2006 concerning the technical requirements for inter-service operations and sharing in the 24 GHz band designed to assure that interference concerns are minimized or eliminated. In May 2007, the FCC released a Report and Order and Further Notice of Proposed Rulemaking (R&O). In the R&O, the FCC stated that it does not intend to license 24 GHz BSS feeder links to operate in existing 24 GHz FS licensed areas. The FCC also designated an interference standard for BSS feeder link stations that may operate near the borders of 24 GHz license areas. We continue to examine that border interference standard in the context of the architecture of any future BSS feeder link stations that may become licensed and operational. At this time, no such feeder stations are known to be operating, or licensed for specific operation in the 24 GHz band or near our license areas. Prior to and during 2008, satellite companies filed applications to operate 17/24 GHz BSS systems. We are tracking these applications and expect to assess which ones may result in licensed and built systems. We also filed comments in 2009 in the FCC National Broadband Policy proceeding highlighting that any such potential operations in or near the FiberTower license areas should be coordinated by and conducted only through, where technically and economically feasible to FiberTower, a business relationship with FiberTower in order for FiberTower to manage its existing and growing operations in the 24 GHz band.

        Outage Reporting.    FCC regulations govern the circumstances whereby certain sized outages that occur on our network, our customer networks and our competitors' networks, must be reported. Failure to file reports in a complete fashion can result in enforcement actions by the FCC, including fines or result in voluntary payments.

        Unbundled Network Elements (UNEs) and Special Access Transport.    As of March 2006, incumbent local exchange carriers, or ILECs, are no longer required to lease certain parts of their network at favorable costs to their competitors. Instead, Competitive Local Exchange Carriers, or CLECs, and others that had been using these unbundled network elements from the ILECs must obtain them from other sources or negotiate new supply arrangements with ILECs. This ruling affected mass market local switching and, in many circumstances, DS-1 (1.5 megabits per second) and DS-3 (45 megabits per second) local access and transport. Nonetheless, in the FCC's approval of the AT&T/BellSouth merger, the FCC conditioned their approval upon the merged company continuing to provide certain unbundled network elements at current rates for a period of time to our competitors. It also required certain ILECs to offer similar prices in their territories to competitors in order to obtain those rates from AT&T. We expect that there may be some instances when competitive carriers will seek alternative (non-ILEC) services, and we hope to serve those carriers with broadband, fixed wireless transport solutions. At this time, the FCC continues to investigate whether UNEs and special access transport are being priced reasonably to carriers who do not possess facilities in the markets in which they need such UNEs or transport.

        Private Carriage and Common Carriage.    Although there has been a narrowing of the differences in regulatory requirements applicable to common carriers and private transmission companies in recent years, the FCC regulations applicable to common carriers remains more extensive. Generally, the Communications Act regards firms that offer transmission services directly to the public for a fee as common carriers. We currently offer our fixed wireless services to particular customers with specific needs on an individual contract basis and we traditionally do not hold ourselves out to the public for the provision of our services. As such, we operated as a private carrier not subject to the FCC's common carrier regulations. Nonetheless, as we grow, especially in the fiber optic market, there are benefits to operating as a common carrier, including enhanced access to ducts, conduits, rights-of-way and poles. Accordingly, we began the process for filing for common carrier status in selected markets in 2010, and expect those filings to occur throughout 2011. Operating as a common carrier will likely increase certain compliance requirements and costs of providing service which could have an adverse impact on our business operations, revenues, and profitability, though we believe that the cost and efficiency savings from more cleanly accessing fiber will outweigh the compliance costs.

        Building Access and RF Exposure Proceedings.    In October 2007, notice was published in the Federal Register that the FCC is collecting additional information for its record in multiple building access and radio-frequency exposure proceedings, most originally adopted in October 2000. Those proceedings, designed to foster competition in local communications markets by implementing measures to ensure that competing telecommunications providers, including fixed wireless providers, are able to provide services to customers in multiple tenant environments (MTEs). Specifically, the rules: (1) prohibited carriers from entering into contracts that restrict or effectively restrict a property owner's ability to permit entry by competing carriers; (2) established procedures to facilitate moving the demarcation point to the minimum point of entry (MPOE) at the building owner's request, and requires incumbent local exchange carriers (ILECs) to timely disclose the location of existing demarcation points where they are not located at the MPOE; (3) determined that utilities, including ILECs, must afford telecommunications carriers and cable service providers reasonable and non-discriminatory access to their conduits and rights-of-way located in customer buildings and campuses; and (4) extended to fixed wireless antennas the existing prohibition of restrictions that impair the installation, maintenance or use of certain video antennas on property within the exclusive use or control of the antenna user, where the user has a direct or indirect ownership or leasehold interest in the property. The potential impact on FiberTower of these rulemakings is uncertain.

        The FCC also stated that this information collection will also help ensure that customer-end antennas used for telecommunications service comply with the FCC's limits on radio frequency exposure and it will provide the Commission with information on the state of the market. At this time, the FCC has yet to make a ruling or suggest changes to existing rules related to these matters.

        Pole Attachments.    In February 2008, an FCC Notice of Proposed Rulemaking was published in the Federal Register. The FCC sought comment on whether to amend its rules governing pole attachments, which are designed to ensure the attachment of facilities of telecommunications carriers and cable television systems to utility poles, ducts, conduits, or rights-of-way (collectively, "pole attachments") at just and reasonable rates, terms and conditions. The FCC noted that the current pole attachment rules may be inadequate in scope or no longer in accord with developing technology and business models. The FCC has found no clear indication that the rules could not accommodate wireless attachers' use of poles. The FCC sought comment on whether, when they are "telecommunications carriers," wireless providers are entitled to the telecommunications rate as a matter of law, or whether the Commission should adopt a rate specifically for wireless pole attachments. The Commission asked whether, if a wireless facility uses more than the presumptive one foot of space, the per-foot rate could simply be doubled, tripled, or otherwise multiplied as required. Comments were filed in March 2008 and Reply Comments were filed in April 2008. FCC activity in this area in 2009 was limited to advocacy from various parties. We expect the FCC to renew work in this proceeding in 2011 as it continues to work on the National Broadband Policy. The potential impact on FiberTower of this proposed rulemaking is uncertain.

        National Broadband Plan.    The FCC issued a National Broadband Plan to Congress on March 17, 2010. The FCC identified (1) Middle Mile backhaul, (2) shared-use access to federal sites, (3) zoning reform, (4) access to low-band long-haul spectrum (such as the TV White Spaces), (5) government contracting reforms to encourage local and state governments to use federal contracts and (6) a national first responder network as key elements in the National Broadband Plan effort. FiberTower participated in several rulemakings directly or through its trade associations. The National Broadband Plan resulted in subsequent Congressional hearings and multiple FCC rulemakings on numerous aspects of broadband policy that will likely extend well into 2011 and beyond. This includes a Broadband Acceleration Initiative launch on February 9, 2011 by the FCC Chairman, and multiple bills in Congress designed to fund mobile broadband deployments nationwide, including a +44,000 site national first responder network based on the Long-Term Evolution (LTE) standard. Substantial changes in the policy concerning government efforts to stimulate broadband growth may result in significant alterations to, among other items, spectrum policy, rules enforcement, government involvement in broadband deployment and financing, and mobile network siting, zoning and deployment issues.

        Advice to NTIA.    The FCC may receive funds from, or provide advice to, the National Telecommunications and Information Administration, or NTIA, for the national first responder network and additional national broadband mapping, national broadband policy development, and other matters.

        Intellectual Property.    In November 2005, we applied to the U.S. Patent and Trademark Office (PTO) for a service mark for a shared infrastructure backhaul service that allows for collocating backhaul for first responder networks, municipal (school, hospital, local government, etc.) networks, commercial mobile networks and other systems. In October 2008, the PTO granted us a registration for MuniFrame®. We use this mark routinely, including in a February 9, 2011 presentation to the FCC.

        In December 2008, the PTO granted trademark registration for FiberTower® for use in describing broadband communications services.

State Regulation

        Our services are non-switched wireless transmission links that we offer on a private, rather than on a common carrier basis. However, as FiberTower decides to become a common carrier to avail itself of benefits related to that status, or one or more states determine that FiberTower is providing intrastate, common carrier service, we would be subject to state regulation in those states. Regulations vary in each state, but if we are deemed to be providing intrastate service, we may be required to apply for and maintain Certificates of Public Convenience and Necessity in some or all of the states in which we have operations and may also then be required to make similar common carrier filings with the FCC. We also may be required to fulfill other state requirements, such as file tariffs, reports and contribute to state universal service funds, among other things.

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

        We have incurred net losses and negative cash flows since our inception, and we expect that we will continue to incur operating and net losses and negative cash flows for the next few years as we continue to invest to expand our network. As a result, we may not achieve or sustain profitability in the future. Our ability to achieve profitability will depend, in part, on our ability to:

  •
  acquire and retain customers;

  •
  react to changes, including but not limited to technological changes, in the markets we target;

  •
  deploy our services in a timely manner and expand into additional markets;

  •
  expand our network capacity to support rapidly growing bandwidth;

  •
  respond to competitive pressures;

  •
  manage costs;

  •
  attract and retain experienced and talented personnel; and

  •
  establish strategic and maintain existing business relationships.

        Our historical revenue may not be indicative of future revenue. If the prices for our communications services decrease, and if we are unable to offer additional services from which we can derive additional revenue or otherwise reduce our operating expenses, our operating results will decline and our business and financial results will suffer.

We believe we will require significant funds in the near future, which may not be available to us, to operate and expand our business.

        As of December 31, 2010, we had unrestricted cash and cash equivalents of $21.3 million. However, our business is capital intensive, and we believe we will require additional amounts to fund capital expenditures and pay operating expenses in the near future. We will also require additional capital to finance our current growth plans, take advantage of business opportunities or pursue potential acquisitions. To raise additional capital, we may be required to issue additional equity securities in public or private offerings or to seek significant additional debt financing. We may be unable to secure such additional financing when needed, on acceptable terms or at all, which could harm our business. In addition, any financing we do obtain could be subject to onerous terms. Any additional debt financing could cause us to incur significant interest expense and increase our future financial commitments, and any additional equity financing could be dilutive to our stockholders. If we are unable to secure capital when needed, we may be required to change our business plans and curtail our operations, and our business prospects, financial condition and results of operations would likely be adversely affected.

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

        We may experience quality deficiencies, cost overruns and delays on construction, maintenance and upgrade projects, including the portions of those projects not within our control, and be unable to build and source fiber in a timely manner and within our budget. The construction of networks for backhaul services also requires the receipt of permits and approvals from numerous governmental bodies, including municipalities and zoning boards. Such bodies often limit the expansion of transmission towers and other necessary construction. Failure to receive approvals in a timely fashion can delay system rollouts and raise the cost of completing construction projects. In addition, we typically must obtain rights from land, building and tower owners to install our antennas and other equipment to provide our services. We may not be able to obtain, on terms acceptable to us, or at all, the rights necessary to construct our network and expand our services.

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

Our top four customers accounted for 87%, and one of these customers accounted for 44%, of our revenues in 2010.

        AT&T Mobility accounted for 44% of our revenues in 2010, 39% of our revenues in 2009 and 40% of our revenues in 2008. In addition, 19% of our 2010 revenues were from Sprint Nextel, 12% of our 2010 revenues were from Clearwire Corporation and 12% of our 2010 revenues were from T-Mobile. If we were to lose any of AT&T Mobility, Sprint Nextel, Clearwire or T-Mobile as a customer, or if any of them reduced their usage of our services, our business, financial condition and operating results would be harmed. In addition, if any of these customers were to encounter financial difficulties or become financially unable to pay our fees, our business could be adversely affected. In February 2011, we received an early termination notice from Clearwire to terminate service at approximately 220 billing locations effective February 28, 2011 and that they are reviewing approximately 50 additional locations for possible early termination by March 31, 2011. These billing locations represent up to approximately $344 thousand in monthly service revenue. The monthly billing revenue terminated and being reviewed for termination represent a portion of our total service contracted by Clearwire. We also consider at potential risk of termination the approximately $426 thousand remaining monthly billing revenue from Clearwire. See Note 17, Subsequent Events, in the Notes to Consolidated Financial Statements for additional information.

The success of our business strategy relies on the continued growth of the mobile wireless services industry and high-bandwidth broadband mobile applications in the U.S.

        The demand for backhaul services, including those we offer, depends on the continued growth of the mobile wireless services industry. The provision of mobile wireless services represents an evolving sector of the telecommunications industry, and is subject to a number of risks and uncertainties, including:

  •
  the continued development and market acceptance of mobile devices enabled for mobile applications;

  •
  the continued development and use of high-bandwidth mobile applications;

  •
  historical perceptions regarding the burdens and unreliability of previous mobile wireless technologies;

  •
  high rates of consumer adoption of mobile applications;

  •
  increased levels of usage by subscribers;

  •
  increased or burdensome government presence through policy and regulatory changes; and

  •
  increases in the number of overall subscribers.

        If the mobile wireless carrier industry demand for backhaul services does not continue to grow through new subscriber additions and the adoption of high-bandwidth 3G and 4G (such as WiMax or LTE) applications, or for any other reason, our operations and financial performance will be adversely affected.

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

        Slowdowns in the U.S. economy or in the telecommunications industry may impact consumer demand for wireless services, thereby reducing demand for our backhaul services. In addition, these slowdowns could negatively impact the debt and equity markets, thereby reducing demand for our services by causing wireless carriers to delay or abandon implementation of new systems and technologies, including 3G, 4G and other wireless broadband services. Further, the threat of terrorist attacks and the political and economic uncertainties resulting from these threats, uncertainties and other unforeseen events may impose additional risks upon and adversely affect the wireless telecommunications industry and our business.

Competitors or customers may acquire radio spectrum for the purpose of offering similar fixed wireless services, which could impact our growth and negatively affect our operating results.

        The FCC and the U.S. Commerce Department each control a substantial amount of radio spectrum that may be procured through auction, application, or other licensing mechanisms and used for provision of fixed wireless services. Fixed wireless radio spectrum could be acquired by companies through sale or lease for the purpose of competing with us. Additionally, companies that we might serve with our wireless operations may elect to acquire spectrum or use spectrum they already control and develop their own fixed wireless networks. Moreover, certain unlicensed technologies may be used to provide services that could be used to compete with our services. Any of these events could adversely affect our business.

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

        We rely on third-party contractors to deploy and, in certain markets, to maintain the infrastructure and equipment needed to provide our services. None of these third parties are contractually obligated to continue providing these services to us for any specific period of time. There are inherent risks in relying on third parties to provide these services, including:

  •
  the third parties could cease providing these services, which would require us to obtain the services from other third-party contractors or develop the capability to perform these services internally;

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

        For example, a significant majority of our current customer contracts provide T-1 backhaul service. These contracts generally have a five-year term, and a significant number of these contracts expire each year. As a result of increased data usage by cell phone users, we expect our customers will generally not renew this T-1 backhaul service, but will instead seek backhaul service, such as Ethernet backhaul service that we provide, that has greater data capacity. If we are unable to obtain replacement contracts, whether for Ethernet service or otherwise, upon expiration of our T-1 contracts, our business and results of operations will be adversely affected.

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

        We lease communications facilities from subsidiaries of one of our stockholders, Crown Castle, which owned approximately 5% of our outstanding common stock as of December 31, 2010. While we believe our terms are at market rate, we may not have obtained the same lease terms with this stockholder as we might have obtained from unaffiliated providers.

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

        We sell our services pursuant to service agreements that typically have a term of five years, but which may vary in term from 18 months to seven years. Customers have no obligation to renew after the expiration of their initial subscription period and no assurance can be given that customers will renew at the same or higher levels of service, if at all. Moreover, under some circumstances, some of these customers have the right to cancel their service agreements prior to the expiration of the terms of their agreements. We have limited historical data with respect to rates of customer renewals, and we cannot accurately predict future customer renewal rates. Renewal rates may decline or fluctuate as a result of a number of factors, including our customers' satisfaction or dissatisfaction with the services, the prices of the services, the prices of the services offered by competitors or mergers and acquisitions affecting our customer base. If customers do not renew their subscriptions for our services or if they renew on less favorable terms, revenues may decline and our business will suffer.

We have experienced growth in recent periods. If we fail to manage future growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

        We have substantially expanded our overall business, customer base, headcount and operations in recent periods. We increased our total number of full-time employees from 29 on December 31, 2003 to 160 on December 31, 2010. On March 3, 2011, we implemented a reduction in force throughout FiberTower resulting in a reduction of approximately 10% of our employee headcount. See Note 17, Subsequent Events, in the Notes to Consolidated Financial Statements for additional information. During the period from December 31, 2003 to December 31, 2010, we made substantial investments in network infrastructure, growing from 121 sites deployed and billing to 3,276 sites deployed and 2,944 deployed and billing sites as of December 31, 2010. We will need to continue to expand our business, including the number of billing sites. We anticipate that this expansion will require substantial management effort and significant additional investment in infrastructure. Our historic expansion has placed, and our expected future growth will continue to place, a significant strain on managerial, administrative, operational, financial and other resources. If we are unable to manage growth successfully, our business will be harmed.

We may from time to time pursue strategic transactions, which could have an adverse impact on our business.

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

        Since we plan to provide services using licensed spectrum, we will be dependent on our ability to retain, acquire and maintain sufficient rights to use licensed spectrum by retaining our own licenses and acquiring additional microwave radio spectrum licenses, or long-term spectrum leases, in each of the markets in which we operate. Obtaining additional licensed spectrum can be a long, difficult and costly process that can require a significant amount of management resources. We may not be able to acquire, lease or maintain the spectrum necessary to execute our business strategy.

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

        As a result of the impairment evaluation in the fourth quarter of 2008 of the carrying value of our FCC licenses, which was conducted in connection with the preparation of our 2008 consolidated financial statements we determined that the fair value of our FCC licenses was less than their carrying value. Consequently, the carrying value of our FCC licenses was reduced by $54.5 million to $287.5 million at December 31, 2008. The impairment evaluation in the fourth quarter of 2010 and 2009 of the carrying value of our FCC licenses resulted in the determination that the fair value of our FCC licenses was greater than their carrying value. Therefore, no additional reduction to their carrying value was required in 2010 or 2009. Future impairment evaluations of our FCC licenses could lead to additional material impairment charges. Any operating losses resulting from impairment charges to FCC licenses or other long-lived assets would have an adverse effect on our future financial results and could have an adverse effect on our stock price. See Note 6, Impairment of FCC Licenses, in the Notes to Consolidated Financial Statements for additional information.

We may be required to make certain FCC filings in the future and may be subject to fines and/or sanctions for failure to file in the past.

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

        Our spectrum licenses in the 24 GHz and 39 GHz bands are granted for ten-year terms with renewal dates ranging from 2010 to 2021. In October 2008, renewal applications for 39 GHz licenses that were scheduled to expire in 2007 received either (1) ten-year renewals for licenses deemed constructed or (2) ten year renewals contingent upon meeting construction requirements which the FCC extended until June 1, 2012. Recent applications to renew licenses that met the FCC "safe harbor" build standard or extend construction deadlines for 39 GHz licenses expiring in 2009, 2010 and 2011 have been granted by the FCC. In order for our 24 GHz and 39 GHz licenses to qualify for renewal in the future, we must file renewal applications for each license prior to expiration and demonstrate that we have provided "substantial service" by the end of the term of each license (which was February 1, 2011 for 102 of the 103 24 GHz licenses) or reserved the right to make such a showing by an FCC approved substantial service showing date (which is June 1, 2012 for a substantial majority of the 39 GHz licenses and all but one of the 24 GHz licenses). The FCC's substantial service renewal standard for both the 24 GHz and 39 GHz licenses is intended to provide licensees with flexibility in demonstrating usage of their licenses. The FCC's "safe harbor" test provides licensees with a degree of certainty as to how to comply with the substantial service requirement. For example, for 39 GHz licensees offering point-to-point service, the FCC has said that the construction of four links per channel per million persons in the license area will meet the substantial service test. For 24 GHz point-to-point/multipoint licensees, the FCC has said that a showing of four links per million persons within a service area or service to an area that has very limited access to either wireless or wireline telecommunications services will meet the substantial service test. FCC precedent also exists in the millimeter wave bands for meeting buildout requirements by constructing a point-to-multipoint system whose signal reaches 20% or more of the population in the license area. While the safe harbors are intended to provide guidance, they are not the only way for licensees to demonstrate substantial service. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering services to underserved consumers, however, there is little precedent in this area at this time. Accordingly, we believe that the level of service that will be considered "substantial" by the FCC at renewal may vary depending upon the type of product offering by the licensee. Further, the FCC may modify its perception of substantial service and, in the future, we may encounter more stringent substantial service requirements. License renewal is not guaranteed and the FCC holds significant discretion in making renewal decisions. The loss of some number of our licenses could limit the expansion of our business, cause us to take impairment charges to our FCC licenses intangible asset and harm our operating results.

        We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 GHz and 39 GHz licenses, which require license construction or "substantial service" showings mostly by June 1, 2012. We believe that our licenses will be renewed based on (1) our significant network investment, (2) spectrum offerings, (3) market leadership, (4) expanding geographic coverage and (5) the ability to convey to the FCC information about best practices for refreshing the license renewal standards through the Uniform License Renewal proceeding described above in "Item 1. Business—Regulatory Environment—Federal Regulation and Programs." We are uncertain as to whether this proceeding, which also addresses the spectrum bands that our mobile customers use to operate their networks, will prove to be a catalyst or an obstacle to wireless network operators, depending upon whether the license renewal standards ultimately adopted are market-oriented. Since we are required to demonstrate substantial service at the time licenses are renewed, the FCC has little and possibly changing precedent in the 24 GHz and 39 GHz bands, and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

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

Common carrier regulation could increase our costs and result in a decline in our operations, revenues and profitability.

        Although there has been a narrowing of the differences in regulatory requirements applicable to common carriers and private transmission companies in recent years, the FCC regulations applicable to common carriers remains more extensive. Generally, the Communications Act regards firms that offer transmission services directly to the public for a fee as common carriers. We currently offer our fixed wireless services to particular customers with specific needs on an individual contract basis and we traditionally do not hold ourselves out to the public for the provision of our services. As such, we operated as a private carrier not subject to the FCC's common carrier regulations. Nonetheless, as we grow, especially in the fiber optic market, there are benefits to operating as a common carrier, including enhanced access to ducts, conduits, rights-of-way and poles. Accordingly, we began the process for filing for common carrier status in selected markets in 2010, and expect those filings to occur throughout 2011. It is possible that states or the FCC could determine that such common carrier filings were required sooner than expected, and thus impose common carrier obligations sooner. Alternatively, any of our potential future requests for common carrier status may not be granted. In addition, operating as a common carrier will likely increase certain compliance requirements and costs of providing service, which could have an adverse impact on our business operations, revenues, and profitability.

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

        Our business does not currently generate sufficient cash flow from operations to service the interest on the Notes due 2012 and Notes due 2016. Our annual cash interest payments on these notes are approximately $6.0 million in 2011 and 2012. When we issued the Notes due 2016, we deposited into an escrow account approximately $11.0 million which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six semi-annual interest payments on the Notes due 2016. Two-thirds of the interest payable on the Notes due 2016 will be paid by issuing new Notes due 2016.

        We elected to pay the May 2009, November 2009, May 2010 and November 2010 interest payments on the Notes due 2012 entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $33.5 million in 2009 and $3.1 million in 2010 in principal amount of Notes due 2012. The interest rate applicable to any such interest payments made in additional Notes due 2012 is 11%. Interest payments on the Notes due 2012 after November 2010 are payable only in cash.

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

        As of December 31, 2010, we had $164.8 million of total indebtedness, excluding our obligation under a capital lease. The indentures governing the Notes due 2016 and Notes due 2012 allow us to enter into a senior secured credit facility and incur certain other additional indebtedness, including pari passu senior secured indebtedness in certain circumstances. Our substantial indebtedness could have significant effects on our business, including the following:

  •
  it may make it difficult for us to satisfy our obligations under the Notes due 2016 and the Notes due 2012 and our other indebtedness and contractual and commercial commitments and, if we fail to comply with these requirements, an event of default could result;

  •
  we will be required to use a substantial portion of our cash flow from operations to pay interest on the Notes due 2016 and the Notes due 2012 and any other indebtedness, which will reduce the funds available to us for other purposes;

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

        We may be able to incur substantial additional indebtedness in the future. Although the indenture governing the Notes due 2016 limits our ability and the ability of our subsidiaries to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. In addition, the indenture governing the Notes due 2016 does not prevent us from incurring obligations that do not constitute indebtedness. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage described above, including our possible inability to service our debt, would increase.

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

        If a "fundamental change" (as defined in the indenture governing the Notes due 2016, and which generally includes events relating to certain changes in control) occurs prior to maturity, holders may require us to repurchase all or part of their Notes due 2016 for cash at a repurchase price equal to 101% of the aggregate principal amount, plus accrued and unpaid interest, up to but excluding the repurchase date. These repurchase rights in the Notes due 2016 could discourage a potential acquirer from engaging in a transaction that may be beneficial to the holders of our common stock.

Risks Related to an Investment in FiberTower

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

        We have never paid cash dividends on our common stock and do not anticipate that any cash dividends will be declared or paid in the foreseeable future. In addition, the indenture governing our Notes due 2016 contains covenants that restrict our ability to pay dividends. As a result, holders of our common stock may not receive a return, if any, on their investment unless they sell their shares of our common stock.

Our quarterly results of operations have fluctuated in the past and may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline.

        Our quarterly results of operations have fluctuated in the past and may fluctuate in the future as a result of a variety of factors, many of which are outside of our control. If quarterly results of operations fall below the expectations of securities analysts or investors, the trading price of our common stock could decline substantially. Fluctuations in quarterly results of operations may be due to a number of factors, including, but not limited to, the risks described in "—Risks Related to Our Business Operations" above.

        We believe that, as a result of these risks, our quarterly revenues and results of operations may vary significantly in the future and that period-to-period comparisons of operating results may not be meaningful. You should not rely on historical results as an indication of future performance.

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

        Future sales of substantial amounts of our common stock or equity-related securities in the public market, or the perception that such sales could occur, could adversely affect prevailing trading prices of our common stock and could impair our ability to raise capital through future offerings of equity or equity-related securities. We cannot predict the effect, if any, that future sales of shares of common stock or the availability of shares of common stock for future sale will have on the trading price of our common stock.

Changes in the composition of our stockholders, including those resulting from the issuance of common stock in the Mandatory Redemption, are likely to limit our ability to use our net operating losses.

        We have substantial tax loss carryforwards for U.S. federal income tax purposes. As a result of prior changes in the stock ownership of FiberTower, our ability to use a substantial part of such carryforwards to offset future income or tax liability is limited under section 382 of the Internal Revenue Code of 1986, as amended. As a result of the issuance of shares of common stock in the Mandatory Redemption, our ability to use these loss carryforwards will be restricted as a result of the ownership change. See Note 12, Income Taxes, in the Notes to Consolidated Financial Statements for additional information.

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

        We lease additional field operations office and warehouse space in Marietta, GA; Broadview Heights, OH; Centennial, CO; Plymouth, MI; Fort Worth, TX; Billerica, MA; Houston, TX; Secaucus, NJ; Tampa, FL; San Antonio, TX; Washington, D.C.; Freedom, PA; and Woodbridge, IL.

        Our facilities are considered adequate for our current level of operations but may need to be expanded as FiberTower expands.

        As of December 31, 2010, we also lease nominal space at over 3,500 buildings, towers or other structures for network equipment installations.

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

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the Nasdaq Global Market under the symbol FTWR. The market price range for the common stock for the last two fiscal years, adjusted to give effect to the 1-for-10 reverse stock split of our common stock on December 18, 2009, was as follows:

	PRICE RANGE
	High	Low
Fiscal year ended December 31, 2010
First Quarter	$5.22	$3.73
Second Quarter	$5.63	$3.20
Third Quarter	$4.85	$3.46
Fourth Quarter	$4.82	$4.04
Fiscal year ended December 31, 2009
First Quarter	$2.70	$0.70
Second Quarter	$8.80	$1.90
Third Quarter	$13.50	$3.20
Fourth Quarter	$18.20	$3.97

        On February 28, 2011, the closing price of our common stock as reported by the Nasdaq Global Market was $3.32 per share. There were 850 holders of record of our common stock on February 28, 2011.

        We have not paid any cash dividends in the past and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain earnings, if any, to finance the expansion of our business and fund ongoing operations for the foreseeable future. The indenture governing our Notes due 2016 contains covenants that restrict our ability to pay dividends.

Stock Performance Graph

        The following graph compares total stockholder return on our common stock since August 29, 2006 (the date of the First Avenue/FiberTower merger), with the Nasdaq Composite Index and the Nasdaq Telecommunications Index. The graph assumes that $100 was invested in our stock at the August 29, 2006 closing price of $77.40, after giving retroactive effect to our 1-for-10 reverse stock split, and that the same amount was invested in the Nasdaq Composite Index and the Nasdaq Telecommunications Index. Our closing price on December 31, 2010, the last trading day of our 2010 fiscal year, was $4.46. The following graph is not deemed to be "filed" with the SEC or deemed to be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that we specifically incorporate it by reference into such a filing.

Comparison of Cumulative Total Return on Investment

	Period Ended
	8/29/2006	12/31/2007	12/31/2008	12/31/2009	3/31/2010	6/30/2010	9/30/2010	12/31/2010
FiberTower Corporation	100.00	29.46	2.07	5.40	6.01	6.10	5.48	5.76
Nasdaq Composite Index	100.00	122.10	72.60	104.46	110.39	97.10	109.04	122.12
Nasdaq Telecommunications Index	100.00	129.77	73.99	109.68	115.02	94.75	108.62	113.98

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected historical consolidated statements of operations data for the years ended December 31, 2010, 2009 and 2008 and the consolidated balance sheet data at December 31, 2010 and 2009 are derived from FiberTower's audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated statement of operations data for the years ended December 31, 2007 and 2006 and the consolidated balance sheet data at December 31, 2008, 2007 and 2006 are derived from FiberTower's audited consolidated financial statements not included in this Annual Report on Form 10-K.

        As described in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements, on December 18, 2009, we effected a 1-for-10 reverse stock split of our common stock. Accordingly, the following selected financial data for all periods prior to the reverse stock split have been retroactively restated to reflect the effect of the reverse stock split.

	Year Ended December 31,
	2010	2009	2008	2007	2006(1)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Service revenues	$76,118	$63,244	$49,227	$27,144	$13,763

Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	61,212	58,220	79,808	72,075	36,746
Sales and marketing	4,329	3,262	5,456	7,906	6,479
General and administrative	17,866	27,834	20,237	27,026	18,038
Depreciation and amortization	28,501	27,840	24,897	18,459	9,077
Restructuring charges	241	372	6,087	—	—
Impairment of FCC licenses	—	—	54,505	—	—
Impairment of goodwill	—	—	86,093	147,893	—

Total operating expenses	112,149	117,528	277,083	273,359	70,340

Loss from operations	(36,031)	(54,284)	(227,856)	(246,215)	(56,577)
Other income (expense):
Interest income	99	295	5,316	18,159	6,326
Interest expense	(13,502)	(47,605)	(47,742)	(44,560)	(7,475)
Gain on early extinguishment of debt, net	—	98,248	—	—	—
Miscellaneous income (expense), net	295	(39)	264	469	448

Other income (expense), net	(13,108)	50,899	(42,162)	(25,932)	(701)

Loss before income taxes	(49,139)	(3,385)	(270,018)	(272,147)	(57,278)
Income tax (provision) benefit	(243)	1,247	20,189	—	—

Net loss	$(49,382)	$(2,138)	$(249,829)	$(272,147)	$(57,278)

Basic and diluted net loss per share attributable to common stockholders	$(1.05)	$(0.13)	$(16.65)	$(18.66)	$(10.85)
Shares used in computing basic and diluted net loss per share	45,660	15,481	14,462	14,305	5,154

	As of December 31,
	2010	2009	2008	2007	2006(1)
	(In thousands, except other operating data)
Balance Sheet Data:
Cash and cash equivalents	$21,314	$50,669	$154,357	$228,030	$350,174
Short-term investments	—	—	—	—	15,253
Restricted cash and investments	9,990	11,600	477	36,979	70,522
Working capital	23,549	55,461	150,022	244,386	375,425
Property and equipment, net	222,214	221,417	236,585	240,799	171,612
FCC licenses	287,495	287,495	287,495	342,000	342,000
Goodwill	—	—	—	86,093	243,388
Total assets	558,470	584,426	701,469	955,555	1,216,478
Long-term debt	164,827	154,528	430,317	415,778	403,759
Other long term obligations	18,258	17,596	14,078	8,021	4,787
Stockholders' equity	287,346	332,349	169,870	412,970	673,822
Other Operating and Non-GAAP Financial Data:
Number of sites deployed(2)	3,276	3,117	3,120	2,813	1,996
Number of billing customer locations(2)	6,400	6,317	6,096	3,851	1,804
Average monthly revenue per deployed site(2)(3)	$1,961	$1,690	$1,335	$881	$727
Adjusted EBITDA(4)	$158	$(13,310)	$(33,561)	$(53,152)	$(40,509)

(1)
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

(2)
As a result of the First Avenue/FiberTower merger, First Avenue's network of 79 deployed sites (all sold and billing) and 497 billing T-1s were added during 2006.

(3)
The average monthly revenue per deployed site excludes $1.3 million in 2010, $0.5 million in 2008 and $0.6 million in 2006 recognized from customers' early termination of certain circuits. Revenue from early termination in 2009 and 2007 was immaterial.

(4)
Adjusted EBITDA is not a substitute for loss from operations, net loss, or cash flow provided by (used) for operating activities as determined in accordance with Generally Accepted Accounting Principles, or GAAP, as a measure of performance or liquidity. See "Non-GAAP Financial Measures" in this Form 10-K for our reasons for including Adjusted EBITDA, for material limitations with respect to the usefulness of this measurement and for a reconciliation of total Adjusted EBITDA to net loss.

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

        We compete with a range of diversified telecommunications services providers. Our competitors include (1) Incumbent and Competitive Local Exchange Carriers, or ILECs, including AT&T, Verizon, Embarq and Qwest; (2) Cable Multiple Systems Operators, including Cox, Time Warner Cable, Bright House and Comcast; (3) wireless carriers; (4) Fiber Service Providers, including Level 3 Communications, Time Warner Telecom, Zayo Broadband, DukeNet and FPL FiberNet; and (5) other fixed wireless backhaul providers, including Tower Cloud and Telecom Transport Management Inc.

        As of December 31, 2010, we had 160 employees, of whom 112 were in Engineering, Market/Field Operations, and Network Operations, the payroll-related costs of which are classified as Cost of Service Revenues; 14 were in Sales and Marketing; and 34 were in General and Administrative. On March 3, 2011, we implemented a reduction in force throughout FiberTower resulting in a reduction of approximately 10% of our employee headcount. See Note 17, Subsequent Events for additional information.

        As of December 31, 2010:

  •
  We provide services to 6,400 billing customer locations at 3,276 deployed sites in 13 markets throughout the U.S.;

  •
  We have master service agreements with nine U.S. wireless carriers;

  •
  We have extensive relationships with fiber service providers giving us access to over 1,000 mobile switching centers, or MSCs, and 125,000 fiber-based aggregation points;

  •
  We own a national spectrum portfolio of 24 GHz and 39 GHz wide-area spectrum licenses, including over 740 MHz in the top 20 U.S. metropolitan areas and, in the aggregate, approximately 1.55 billion channel pops calculated as the number of channels in a given area multiplied by the population, as measured in the 2000 census, covered by these channels. We believe our spectrum portfolio represents one of the largest and most comprehensive collections of millimeter wave spectrum in the U.S. Our licenses extend over substantially all of the continental U.S., covering areas with a total population of over 300 million; and

  •
  We hold separate service agreements with Verizon Business and Qwest Communications, as their fixed wireless partner on the General Services Administration Networx contract to provide fixed wireless government-grade primary transport and physically diverse network transport services. The service agreement with Verizon Business also allows us to provide government-grade services for other Verizon Business-managed contracts.

        As an important part of our business strategy, we seek to:

  •
  improve financial performance while delivering consistent accelerating profitable top-line revenue growth;

  •
  leverage our existing fixed cost network infrastructure and customer relationships while supporting higher standards and demand for greater bandwidth capacity;

  •
  ensure we are meeting customer commitments with respect to on-time delivery and network quality;

  •
  expand our sales team and product portfolio, including Ethernet capabilities, to improve our sales funnel and increase bookings;

  •
  more fully leverage our national spectrum portfolio;

  •
  expand within existing markets or add new markets based on increasing demand for backhaul services;

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

        The growth of our business depends substantially on the condition of the wireless communications industry. The willingness of customers to purchase our services is affected by numerous factors, including:

  •
  market demand for wireless services and the impact of next generation technology including Long-Term Evolution (LTE) traffic on the marketplace;

  •
  fiber-based solutions vs. wireless solutions;

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

        During 2010, we achieved the following significant financial and operational milestones:

  •
  Service revenues grew 20% to $76.1 million in 2010 from $63.2 million in 2009, as a result of the sale of new business in each of our 13 markets;

  •
  Average monthly revenue per deployed site grew 16% to $1,961 in 2010 from $1,690 in 2009. The revenue per deployed site amount for 2010 excludes $1.3 million in revenue from customers' early termination of certain circuits;

  •
  In 2010, approximately 75% of our sales bookings (total contract value) were on-net which included incremental bandwidth (1) to existing customers, (2) for new services to existing customers and (3) for new customers at existing sites. The remaining approximate 25% of our sales bookings were for new sites;

  •
  In 2010, Ethernet services were approximately 50% of our total sales bookings compared to approximately 1% in 2009. Almost 80% of our new location sales bookings in 2010 were for Ethernet services;

  •
  During 2010, we added 159 new deployed sites;

  •
  General and administrative expenses, net of expenses associated with the Exchange Offer, decreased 24% in 2010 compared to 2009; and

  •
  Adjusted EBITDA improved to a positive $0.2 million in 2010 from a negative $13.3 million in 2009. Net of $1.3 million revenue recognized in 2010 from customers' early termination of certain circuits, Adjusted EBITDA would have been negative $1.2 million. Revenue from early termination in 2009 was immaterial. Adjusted EBITDA was positive in the third and fourth quarters of 2010 for the first time in FiberTower's history. See Results of Operations—Non-GAAP Financial Measures below for a reconciliation of Adjusted EBITDA to net loss.

        As of December 31, 2010, we had deployed 3,276 sites, of which 2,944 had at least one billing customer. A deployed site may not yet be billing for reasons including that we have not yet sold any service at that site.

        Our business plan depends on our expectation that our sites will generate revenue within the useful life of the site sufficient to fully recover our investment in property and equipment. If we are unable to generate sufficient revenues from these sites in the future, our business, financial condition and results of operations would be adversely affected. Since our inception, our operating expenses have exceeded our revenues. We have incurred net losses and negative cash flows since our inception and we expect that we will continue to incur operating and net losses and negative cash flows for the next few years as we continue to expand our network. See "Liquidity and Capital Resources" below for additional information.

Service Revenues

        We generate revenue by charging a monthly recurring charge based on the amount of bandwidth traffic carried across our network. Increasing revenues on a per-deployed site basis is one of our most important objectives. Revenue per deployed site, shown later in the Performance Measures section of the MD&A, is a key operating metric reflecting our ability to scale and leverage our existing network. The duration of our customer contracts are generally for three or five years.

        Traffic grows as we construct new sites for customers, sell to new customers at existing sites, or sell incremental bandwidth to existing customers. The average monthly revenue per deployed site increased to $1,961 in 2010 from $1,690 in 2009. The average monthly revenue per deployed site in 2010 excludes $1.3 million recognized from customers' early termination of certain circuits. Revenue from early termination in 2009 was immaterial. We intend to continue our focus on site-level margins, project return on investment, and cost reductions.

        For the years ended December 31, 2010, 2009 and 2008, the following customers accounted for a significant portion of our revenues:

	Year Ended December 31,
	2010	2009	2008
AT&T Mobility	44%	39%	40%
Sprint Nextel	19%	20%	33%	(1)
Clearwire	12%	15%	—	(1)
T-Mobile	12%	15%	15%

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

        Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at December 31, 2010 and 2009:

	December 31,
	2010	2009
AT&T Mobility	59%	37%
Sprint Nextel	12%	17%
Clearwire	7%	17%
T-Mobile	7%	16%

        In February 2011, we received an early termination notice from Clearwire to terminate service at approximately 220 billing locations effective February 28, 2011, and that they are reviewing approximately 50 additional locations for possible early termination by March 31, 2011. These billing locations represent up to approximately $344 thousand in monthly service revenue. See Note 17, Subsequent Events for additional information.

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

  •
  Field Technicians.  We incur costs for engineering and maintenance personnel including stock-based compensation.

  •
  Other.  We incur costs for site evaluation and design, site maintenance, power, program and project management, costs related to unsuccessful site acquisitions that are incurred during deployment and personnel costs to monitor the network.

        We expect cost of service revenues to increase in future periods as we execute our business plan to grow our network operations.

        Construction of our network is a complex process involving the interaction and assembly of multiple components that result in internal labor, third party and equipment costs. We regularly assess the recoverability of costs accumulated in construction-in-progress as we execute our network build-out plans. We recorded impairment charges of $3.2 million in 2010, $0.3 million in 2009 and $16.4 million in 2008 related to this process which is included in cost of service revenues. See Note 5, Impairment of Long-Lived Assets and Other Charges for additional information on impairment charges included in cost of service revenues.

        Sales and marketing expenses are comprised primarily of compensation and related benefits, including stock-based compensation and travel expenses.

        General and administrative expenses primarily consist of compensation and related benefits including stock-based compensation, facilities, travel expenses, professional fees and insurance.

        Depreciation and amortization expenses primarily consist of depreciation related to deployed network sites and the amortization of certain intangible assets with finite lives. We expect depreciation expense to increase in future periods as a result of deploying and commencing depreciation on additional sites.

        During 2008, we recorded restructuring charges of $6.1 million as a result of management's decision to restructure our operations to reflect changes in our strategic plan designed to reduce costs. See Note 4, Restructuring Charges for additional information.

        As a result of the impairment evaluation in the fourth quarter of 2008 of the carrying value of our FCC licenses, it was determined that the fair value of our FCC licenses was less than their carrying value. Consequently, the carrying value of our FCC licenses was reduced by $54.5 million in the fourth quarter of 2008 to $287.5 million at December 31, 2008. Based on the results of the impairment evaluations of our FCC licenses in the fourth quarters of 2010 and 2009, it was determined that the fair value of our FCC licenses was greater than their carrying value. Therefore, no additional reduction to their carrying value was required in 2010 or 2009. Future impairment evaluations of our FCC licenses could lead to additional material impairment charges. See Note 6, Impairment of FCC Licenses and Note 12, Income Taxes for additional information.

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

        As a result of the gain on early extinguishment of debt realized on our repurchases of Notes due 2012 during the first six months of 2009 as described in Note 8, Long-term Debt, we recorded a state income tax provision of $0.2 million in 2009. Also in 2009, we recorded a $1.5 million income tax benefit and a corresponding decrease to the deferred tax liability. In 2010, we recorded a state income tax provision of $0.2 million. See Note 12, Income Taxes for additional information.

Challenges Facing Our Business

        In addition to the risks and uncertainties described in "Item 1A, Risk Factors" in this report, there are various challenges facing our business. These include acquiring and retaining customers on new and existing sites, deploying new sites in a predictable manner, expanding our network capacity to support rapidly growing bandwidth, the concentrated nature of our customers, the transforming nature of our market and the weakened state of the U.S. economy.

        Acquiring and retaining customers on new and existing sites in a timely fashion is critical to our ability to grow revenue and generate an appropriate return on the capital that we invest. Our business, financial condition and results of operations will be negatively affected if we do not obtain sufficient revenues by retaining existing revenue, selling incremental bandwidth to existing customers, selling new customers at existing sites and constructing new sites for customers.

        Deploying new sites in a predictable manner can be challenging given the difficulties in dealing with numerous landlords in order to lease space on sites at reasonable rates, complying with the various zoning and permitting laws of different cities or districts, negotiating fiber arrangements, and managing the contractors involved with construction, program and project management. We have taken steps to reduce deployment unpredictability on larger deployments by engaging with large, well-established, turnkey vendors that are experienced in these activities.

        Our ability to expand our network capacity to support rapidly growing demand for bandwidth will be critical to our success. We expect that as demand for bandwidth grows, revenue per Mbps will decline. It can be challenging to manage profitability if our cost structure does not decline at a level consistent with the decline in revenue per Mbps. In addition, competitors may be able to reduce the prices of their services significantly or may offer backhaul connectivity with other services, which could make their services more attractive to customers.

        We are a relatively new entrant into a highly concentrated market with a limited number of potential customers in any particular market. Maintaining and growing our existing relationships with the leading wireless carriers and developing new relationships with other carriers are critical to our success.

        We operate in a transforming market. Our future success depends on an increased demand for wireless services for voice and other mobile broadband services such as transmissions of photos or videos and internet communication.

        A significant majority of our current customer contracts provide T-1 backhaul service. These contracts generally have a five-year term, and a significant number of these contracts expire each year. As a result of increased data usage by cell phone users, we expect our customers will generally not renew this T-1 backhaul service, but will instead seek backhaul service, such as Ethernet backhaul service that we provide, that has greater data capacity. If we are unable to obtain replacement contracts, whether for Ethernet service or otherwise, upon expiration of our T-1 contracts, our business and results of operations will be adversely affected.

        We have built flexibility into our spending by reducing recurring general and administrative expenses and in prior periods, by reducing capital expenditures and sales and marketing expenses. In response to recent significant customer cancellations, we have implemented cost savings measures and have reduced our expected 2011 capital expenditures. However, our ability to pay our expenses and make payments due on our Notes due 2016 and Notes due 2012 depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to pay interest on or repay indebtedness or to fund other liquidity needs. Continued uncertainty about the overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Notes due 2016 and Notes due 2012.

Results of Operations

        Presented below are selected statements of operations data for the years ended December 31, 2010, 2009 and 2008 that have been derived from our audited consolidated financial statements. You should read this information together with the consolidated financial statements and related notes that are included elsewhere in this report. Our historical results are not necessarily indicative of the results that can be expected in future periods.

Statements of Operations Data:
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Service revenues	$76,118	$63,244	$49,227
Cost of service revenues (excluding depreciation and amortization)	(61,212)	(58,220)	(79,808)
Sales and marketing	(4,329)	(3,262)	(5,456)
General and administrative	(17,866)	(27,834)	(20,237)
Depreciation and amortization	(28,501)	(27,840)	(24,897)
Restructuring charges	(241)	(372)	(6,087)
Impairment of FCC licenses	—	—	(54,505)
Impairment of goodwill	—	—	(86,093)
Interest income	99	295	5,316
Interest expense	(13,502)	(47,605)	(47,742)
Gain on early extinguishment of debt, net	—	98,248	—
Miscellaneous income (expense), net	295	(39)	264
Income tax (provision) benefit	(243)	1,247	20,189

Net loss	$(49,382)	$(2,138)	$(249,829)

        The following table presents selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Year Ended December 31,
	2010	2009	2008
Service revenues	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(80)%	(91)%	(162)%
Sales and marketing	(6)%	(5)%	(11)%
General and administrative	(24)%	(44)%	(41)%
Depreciation and amortization	(37)%	(44)%	(51)%
Restructuring charges	(0)%	(1)%	(12)%
Impairment of FCC licenses	—	—	(111)%
Impairment of goodwill	—	—	(175)%
Interest income	0%	0%	11%
Interest expense	(18)%	(75)%	(97)%
Gain on early extinguishment of debt, net	—	155%	—
Miscellaneous income (expense), net	0%	(0)%	1%
Income tax (provision) benefit	(0)%	2%	41%

Net loss	(65)%	(3)%	(507)%

  Non-GAAP Financial Measures

        We use Adjusted EBITDA, which is a non-GAAP (Generally Accepted Accounting Principles) financial measure, to monitor the financial performance of our operations. This measurement, together with GAAP measures such as revenue and loss from operations, assists management in its decision-making processes relating to the operation of our business. Adjusted EBITDA is defined as net income (loss) from operations before interest, taxes, depreciation and amortization, impairment and restructuring charges, stock-based compensation, gain on early extinguishment of debt, debt exchange expenses and other income (expense). Adjusted EBITDA is not a substitute for loss from operations, net loss, or cash flow provided by (used for) operating activities as determined in accordance with GAAP, as a measure of performance or liquidity. In addition, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies. This non-GAAP financial measure should be viewed in addition to, and not as an alternative for, our reported financial results as determined in accordance with GAAP.

        We believe Adjusted EBITDA provides an additional way to view our operations, and when viewed with both our GAAP results and the reconciliation to net loss, we believe it provides a more complete understanding of our business than could otherwise be obtained absent this disclosure. Adjusted EBITDA is an especially important measurement in a capital-intensive industry such as telecommunications. We use Adjusted EBITDA internally as a metric to evaluate and compensate our personnel and management for their performance, and as a benchmark to evaluate our operating performance in comparison to our competitors. Management also uses Adjusted EBITDA to measure, from period-to-period, its ability to fund capital expenditures, fund growth, service debt and determine bonuses. We have provided this information to enable analysts, investors and other interested parties to perform meaningful comparisons of past and current operating performance and as a means to evaluate the results of our ongoing operations.

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

  •
  Adjusted EBITDA does not include restructuring charges. The restructuring charges relate to a restructuring plan we implemented during the second quarter of 2008 as a result of management's decision to restructure our operations to reflect changes in our strategic plans designed to reduce costs. We excluded the effect of this non-recurring and material item from GAAP net loss as it is not an indicator of our continuing operations;

  •
  Adjusted EBITDA does not include the charges associated with the Exchange Offer and Mandatory Redemption which occurred in the fourth quarter of 2009. We excluded the effect of these one-time charges because we believe that including them in Adjusted EBITDA is not consistent with reflecting the performance of our continuing operations;

  •
  Adjusted EBITDA excludes impairment of goodwill. As a result of a decline in our market equity value during the quarter ended March 31, 2008, we concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the carrying value of goodwill to its fair value of zero. We excluded the effect of this non-recurring and material item from GAAP net loss as it is not an indicator of our continuing operations;

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

        The following table shows the calculation of our total Adjusted EBITDA reconciled to net loss (in thousands):

	Year Ended December 31,
	2010	2009	2008
Net loss	$(49,382)	$(2,138)	$(249,829)
Adjustments:
Depreciation and amortization	28,501	27,840	24,897
Stock-based compensation	4,267	8,016	6,274
Impairment of long-lived assets and other charges	3,180	270	16,439
Restructuring charges	241	372	6,087
Exchange Offer and redemption of debt expenses	—	4,476	—
Impairment of FCC licenses	—	—	54,505
Impairment of goodwill	—	—	86,093
Interest income	(99)	(295)	(5,316)
Interest expense	13,502	47,605	47,742
Gain on early extinguishment of debt, net	—	(98,248)	—
Miscellaneous (income) expense, net	(295)	39	(264)
Income tax provision (benefit)	243	(1,247)	(20,189)

Adjusted EBITDA	$158	$(13,310)	$(33,561)

        Adjusted EBITDA would have been negative $1.2 million in 2010 and negative $34.1 million in 2008, net of $1.3 in 2010 and $0.5 million in 2008 of revenue recognized from customers' early termination of certain circuits. Revenue from early termination in 2009 was immaterial. We achieved positive Adjusted EBITDA during the third and fourth quarters of 2010.

Year ended December 31, 2010 compared to year ended December 31, 2009

        Service revenues in 2010 increased 20% to $76.1 million compared to $63.2 million for 2009. This increase was primarily driven by selling additional capacity and Ethernet services to customers at existing sites. In addition, we recognized $1.3 million in 2010 from customers' early termination of certain circuits. The average monthly revenue per deployed site increased to $1,961 in 2010 compared to $1,690 for 2009. The revenue per deployed site amount for 2010 excludes the $1.3 million in revenue from early termination of certain circuits described above. Revenue from early termination in 2009 was immaterial.

        In February 2011, we received an early termination notice from Clearwire to terminate service at approximately 220 billing locations effective February 28, 2011, and that they are reviewing approximately 50 additional locations for possible early termination by March 31, 2011. These billing locations represent up to approximately $4.1 million in annual service revenue. Upon termination of the services mentioned above, the customer's early termination charges would be approximately $2.2 million. See Note 17, Subsequent Events for additional information

        Cost of service revenues (excluding depreciation and amortization) increased 5% to $61.2 million in 2010, compared to $58.2 million for 2009. Impairment charges of $3.2 million were recorded in 2010 compared to $0.3 million in 2009. These impairments related to our assessment of the recoverability of certain costs accumulated in construction-in-progress. Increased construction activities in 2010 resulted in higher payroll-related expenses reflecting an increase in employee headcount classified as cost of service revenues, higher site maintenance expenses, higher fiber service provider charges and an increase in travel and training expenses. Partially offsetting this increase was a decrease in other payroll-related expenses due to (1) an increase in capitalized labor reflecting the increased construction activities and (2) lower stock-based compensation expense during 2010 reflecting the acceleration of restricted stock and stock option vesting resulting from the change in control of FiberTower as a result of the redemption of debt in December 2009 described at Note 1, Organization and Business.

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

        Sales and marketing expenses increased 33% to $4.3 million in 2010 compared to $3.3 million for 2009. The increase reflects higher payroll-related expenses, including stock-based compensation, due to an increase in sales and marketing employee headcount and higher commissions. The increase in stock-based compensation expense in 2010 compared to 2009 reflects (1) a $0.4 million reversal of previously recognized compensation cost related to the cancellation of unvested restricted stock during 2009 and (2) the expense associated with the restricted stock awards granted during the quarter ended June 30, 2010. This increase was partially offset by lower stock-based compensation expense during 2010 reflecting the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009.

        General and administrative expenses decreased 36% to $17.9 million in 2010 compared to $27.8 million for 2009. Higher legal and consulting fees, including approximately $4.5 million related to the Exchange Offer and redemption of debt were incurred during 2009. Also contributing to the decrease in 2010 were (1) a net $2.5 million lower stock-based compensation expense reflecting the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009, and the expense associated with the restricted stock awards granted during the quarter ended June 30, 2010 and (2) $1.4 million lower bonus accruals.

        Depreciation and amortization expense increased 2% to $28.5 million in 2010 compared to $27.8 million for 2009. There were $32.1 million in capital additions during 2010 driven by upgrading capacity and overlaying Ethernet capability at existing sites and by the addition of 159 new deployed sites.

        Interest income and interest expense are primarily the result of interest earned on investment of cash and interest cost incurred on the outstanding balance of our indebtedness. See Note 8, Long-term Debt for additional information.

        Interest income was $0.1 million in 2010 compared to $0.3 million in 2009. The reduction was due to lower investment balances and lower interest rates.

        Interest expense decreased 72% to $13.5 million in 2010 from $47.6 million in 2009. This decrease reflects (1) the effects of the Exchange Offer and redemption of debt in December 2009 and (2) the repurchases of $142.2 million par value of our Notes due 2012 in the open market during the first six months of 2009, both described at Note 8, Long-term Debt.

        The repurchases of the Notes due 2012 in 2009 resulted in the recognition of a gain on early extinguishment of debt of $98.2 million. See Note 8, Long-term Debt for additional information regarding this gain. There was no such extinguishment of debt in 2010.

        As a result of the gain on early extinguishment of debt in 2009, we recorded a state income tax provision of $0.2 million in 2009. Also in 2009, we recorded a $1.5 million income tax benefit and a corresponding decrease to the deferred tax liability resulting from our update to state apportionment percentages. In 2010, we recorded a state income tax provision of $0.2 million. See Note 12, Income Taxes for additional information.

Year ended December 31, 2009 compared to year ended December 31, 2008

        Service revenues in 2009 increased 28% to $63.2 million compared to $49.2 million for 2008. This increase was primarily due to receiving the benefit of a full year of revenue in 2009 from new customers added in 2008, plus adding 221 billing locations and selling incremental bandwidth to customers at existing sites. The average monthly revenue per deployed site increased to $1,690 in 2009 compared to $1,335 for 2008.

        Cost of service revenues (excluding depreciation and amortization) decreased 27% to $58.2 million in 2009, compared to $79.8 million for 2008. This decrease was primarily due to (1) lower impairment of long-lived assets and other charges in 2009 as described below, (2) the effects of the workforce reduction in the second quarter of 2008 discussed at Note 4, Restructuring Charges, (3) lower fiber service provider expenses including a $0.6 million savings from circuit terminations and (4) lower site maintenance expenses which included a $0.4 million insurance reimbursement relating to hurricane damage in late 2008. This decrease was partially offset by (1) lower capitalized labor costs reflecting a reduction in site expansion and (2) approximately $0.9 million of additional stock-based compensation expense from the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009.

        Cost of service revenues also included $0.3 million related to the impairment of long-lived assets and other charges in 2009 compared to $16.4 million for 2008. These impairments related to our assessment of the recoverability of certain costs accumulated in construction-in-progress. See Note 5, Impairment of Long-Lived Assets and Other Charges for additional information.

        Sales and marketing expenses decreased 40% to $3.3 million in 2009 compared to $5.5 million for 2008. This decrease reflects the reclassification of six employees from sales and marketing to general and administrative at the end of the fourth quarter of 2008 as their responsibilities changed. Also contributing to this decrease was a lower commission accrual in 2009 compared to 2008 due to changes in our 2009 commission plan. Partially offsetting this decrease was approximately $0.3 million of additional stock-based compensation expense from the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009.

        General and administrative expenses increased 38% to $27.8 million in 2009 compared to $20.2 million for 2008. This increase reflects (1) additional consulting fees, including approximately $4.5 million related to the Exchange Offer and redemption of debt, (2) approximately $2.0 million of additional stock-based compensation expense from the acceleration of restricted stock and stock option vesting as a result of the redemption of debt in December 2009 and (3) the reclassification of six employees from sales and marketing and one employee from cost of service revenues to general and administrative at the end of the fourth quarter of 2008 as their responsibilities changed.

        Depreciation and amortization expense increased 12% to $27.8 million in 2009 compared to $24.9 million for 2008. This increase reflects $8.6 million in capital additions during 2009 (excluding $4.2 million acquired under a capital lease entered into at the end of 2009), $36.8 million in capital additions during 2008 and upgrades to existing sites during 2009.

        During 2008, we recorded restructuring charges of $6.1 million as a result of management's decision to restructure our operations to reflect changes in our strategic plan designed to reduce costs. The resultant restructuring charges reflected (1) management's decision to cease market development activities in the Carolinas market resulting in an exit plan for our site operating leases, (2) termination benefits under a workforce reduction of 59 employees consistent with revisions to our network deployment plan and (3) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey. See Note 4, Restructuring Charges for additional information.

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

        As a result of the impairment evaluation of the fair value of the carrying amount of goodwill in the first quarter of 2008, we recorded a goodwill impairment charge of $86.1 million reducing the carrying value of goodwill to its fair value of zero. See Note 7, Impairment of Goodwill for additional information.

        Interest income decreased 94% to $0.3 million in 2009 from $5.3 million for 2008. The reduction was due to lower cash balances available for investment and lower interest rates as we shifted our holdings of cash balances to only be in bank deposits and money market mutual funds which invest in U.S. government securities.

        Interest expense was $47.6 million in 2009 compared to $47.7 million for 2008. While there was only a small year-over-year net change, there were several items which increased and decreased interest expense during the year. Increases to interest expense resulted from (1) an accrual for the increase from 9% to 11% interest rate on the interest payments made in additional Notes due 2012 issued in May and November 2009, (2) an accrual for the additional accretion related to the principal premium for the additional Notes due 2012 issued in May and November 2009 and (3) a reduction in the amount of interest expense which was capitalized. Offsetting these increases was a reduction in interest expense resulting from the repurchases of $142.2 million par value of our Notes due 2012 in the open market during the first six months of 2009. As a result of the repurchases of Notes due 2012 and the Exchange Offer and redemption of debt, our annual cash interest payments on indebtedness were reduced to approximately $6.0 million in 2011 and 2012.

        The repurchases of the Notes due 2012 in 2009 resulted in the recognition of a gain on early extinguishment of debt of $98.2 million. See Note 8, Long-term Debt for additional information regarding this gain. There was no such extinguishment of debt in 2008.

        We recorded a net income tax benefit of $1.3 million in 2009 and an income tax benefit of $20.2 million in 2008. As a result of the gain on early extinguishment of debt, we recorded a state income tax provision of $0.2 million in 2009. Also in 2009, we recorded a $1.5 million income tax benefit and a corresponding decrease to the deferred tax liability resulting from our update to state apportionment percentages. In the fourth quarter of 2008, we recorded a $20.2 million income tax benefit as the result of reducing the deferred income tax liability associated with the FCC licenses for the tax impact of the $54.5 million impairment charge on the FCC licenses. See Note 12, Income Taxes and Note 6, Impairment of FCC Licenses for additional information.

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

        Revenue per deployed site is the key operating metric reflecting the capital efficiency of our network as we grow by means of new capital expenditures or by adding additional customers to the current network. Given the fixed cost nature of our network, revenue per deployed site also indicates our ability to leverage our existing asset base to generate higher-margin incremental revenue. The number of sites deployed reflects the utilization of new capital expenditures required to expand the network and support our sales growth while the number of customer locations billing is an indicator of the productivity of the network.

        The following table shows annual key operating metric information:

	Year Ended December 31,
	2010		2009	2008
Billing Customer Locations:
Change in billing customer locations	83	(1)	221	2,245
Ending billing customer locations	6,400		6,317	6,096
Co-location rate	2.17		2.27	2.21
Sites Deployed:
Change in FiberTower sites	159		(3)	307
Ending sites deployed	3,276		3,117	3,120
Average monthly revenue per site(2)	$1,961		$1,690	$1,335

(1)
In February 2011, we received an early termination notice from Clearwire to terminate service at approximately 220 billing locations effective February 28, 2011, and that they are reviewing approximately 50 additional locations for possible early termination by March 31, 2011. See Note 17, Subsequent Events for additional information.

(2)
The average monthly revenue per deployed site excludes $1.3 million in 2010 and $0.5 million in 2008 recognized from customers' early termination of certain circuits. Revenue from early termination in 2009 was immaterial.

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

        The following table shows quarterly key operating metric information:

	Three Months Ended
	Dec. 31, 2010		Sept. 30, 2010	June 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	Mar. 31, 2009
Billing Customer Locations:
Change in billing customer locations	162	(1)	(6)	37	(110)	(116)	101	65	171
Ending billing customer locations	6,400		6,238	6,244	6,207	6,317	6,433	6,332	6,267
Co-location rate	2.17		2.21	2.24	2.24	2.27	2.30	2.27	2.25
Sites Deployed:
Change in FiberTower sites	106		34	17	2	(1)	—	(3)	1
Ending sites deployed	3,276		3,170	3,136	3,119	3,117	3,118	3,118	3,121
Average monthly revenue per site(2)	$2,049		$2,029	$1,925	$1,842	$1,789	$1,733	$1,666	$1,572

(1)
In February 2011, we received an early termination notice from Clearwire to terminate service at approximately 220 billing locations effective February 28, 2011, and that they are reviewing approximately 50 additional locations for possible early termination by March 31, 2011. See Note 17, Subsequent Events for additional information.

(2)
The average monthly revenue per deployed site excludes $0.3 million in the fourth quarter of 2010, $0.1 million in the third quarter of 2010, $0.3 million in the second quarter of 2010 and $0.6 million in the first quarter of 2010 recognized from customers' early termination of certain circuits. Revenue from early termination in 2009 was immaterial.

Liquidity and Capital Resources

        Our business does not currently generate sufficient cash flow from operations to fund our short-term or long-term liquidity needs. As a result, we have relied primarily on the proceeds from equity and debt financings to fund our operating and investing activities, and we believe that we will be required to raise additional capital in the near future. Based upon our current plans, we believe that our existing cash and cash equivalents of $21.3 million will be sufficient to cover our estimated liquidity needs for at least the next twelve months. However, our business is capital intensive, and we believe we will require additional amounts to fund capital expenditures and pay operating expenses in the near future. We may also require additional capital to finance our current growth plans, take advantage of business opportunities or pursue potential transactions. To raise additional capital, we may be required to issue additional equity securities in public or private offerings or to seek additional debt financing. We may be unable to secure such additional financing when needed, on acceptable terms or at all, which could harm our business. In addition, any financing we do obtain could be subject to onerous terms. Any additional debt financing could cause us to incur significant interest expense and increase our future financial commitments, and any additional equity financing could be dilutive to our stockholders. If we are unable to secure capital when needed, we may be required to change our business plans and curtail our operations, and our business prospects, financial condition and results of operations would likely be adversely affected.

        Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will incur between $10 million and $15 million in capital expenditures during 2011 to expand our network. However, if market conditions or our liquidity position warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

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

        We have built flexibility into our spending by reducing recurring general and administrative expenses and in prior periods, by reducing capital expenditures and sales and marketing expenses. In response to recent significant customer cancellations, we have implemented cost savings measures and have reduced our expected 2011 capital expenditures. However, our ability to pay our expenses and make payments due on our Notes due 2016 and Notes due 2012 depends on our future performance, which will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. Our business may not generate sufficient cash flow from operations in the future, which could result in our being unable to pay interest on or repay indebtedness or to fund other liquidity needs. Continued uncertainty about the overall weakness in the U.S. economy may inhibit our ability to grow at the level needed to fully service our Notes due 2016 and Notes due 2012.

        We elected to pay the May 2009, November 2009, May 2010 and November 2010 interest payments on the Notes due 2012 entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $33.5 million in 2009 and $3.1 million in 2010 in principal amount of Notes due 2012. The interest rate applicable to any such interest payments made in additional Notes due 2012 is 11%. Interest payments after November 2010 are payable only in cash.

        As described at Note 8, Long-term Debt, during the fourth quarter of 2009 we offered to exchange our existing Notes due 2012 for Interim Notes, which were later redeemed for shares of our common stock, cash and Notes due 2016. The purpose of the Exchange Offer and redemption of debt was to reduce our outstanding debt and cash interest requirements and extend the maturity of our outstanding debt. As a result of the Exchange Offer and redemption of debt, the total carrying value of our outstanding debt was reduced by $171.7 million, the maturity of a substantial portion of our debt was extended from 2012 to 2016 and our annual cash interest payments were reduced by more than $20.0 million to approximately $1.8 million in 2010 and $6.0 million in each of 2011 and in 2012.

        In the first and second quarters of 2009, we repurchased a total of $142.2 million par value of our Notes due 2012 in the open market. These repurchases, at a weighted average price of approximately $37 per $100 of par value, were for a total of $52.2 million in cash plus accrued but unpaid interest. These repurchases, together with the exchange of the Notes due 2012 as described above, reduced the carrying value of the outstanding Notes due 2012 to $30.1 million at December 31, 2009. In 2010, we issued $3.1 million aggregate principal amount of additional Notes due 2012 in lieu of cash for the May and November 2010 interest payments as described above. The carrying value of the Notes due 2012 at December 31, 2010 was $34.7 million. See Note 8, Long-term Debt for additional information on the Notes due 2012 including their guarantees and conversion features.

        Under the terms of our Notes due 2016, if certain specified events occur prior to maturity, holders may require us to repurchase all or part of the Notes due 2016 for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. We may not have sufficient funds at such time to repurchase any or all of the Notes due 2016.

        The Notes due 2016 bear interest at 9% accruing from December 22, 2009, payable semi-annually. On each interest payment date, one-third of the interest is payable in cash and two-thirds of the interest is payable in additional Notes due 2016 in a principal amount equal to such portion of the interest amount. When we issued the Notes due 2016, we placed into escrow approximately $11.0 million, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments. On July 1, 2010, we paid the $1.8 million cash portion of the first interest payment and we issued $3.6 million aggregate principal amount of additional Notes due 2016 for the payment-in-kind portion of interest as described above. The carrying value of the Notes due 2016 at December 31, 2010 was $130.1 million and at December 31, 2009 was $124.4 million.

        We may not be able to generate cash flow from operations sufficient to meet our liquidity needs in the future, which would require us to continue to raise funds through external sources. We plan to obtain financing through the issuance of additional equity or debt securities, or both. There can be no assurance that this additional financing will be available on terms acceptable to us or at all. If we do not have sufficient funds to meet our liquidity needs, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives on terms acceptable to us, or at all. In addition, the terms of our debt agreements may restrict us from adopting some of these alternatives.

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

Operating Activities

        In 2010, net cash provided by operating activities was $1.1 million compared to net cash used for operating activities of $18.5 million in 2009. After adjusting for our net loss of $49.4 million and non-cash charges of $47.8 million as shown below, our cash flows from operations in 2010 were principally from (1) an increase in accounts payable of $4.9 million at December 31, 2010 in connection with our increased purchases of property and equipment that were paid in January 2011, partially offset by (2) an increase in accounts receivable of $3.6 million as a result of increased revenue and an increase in our days sales outstanding to approximately 47 for the quarter ended December 31, 2010 from approximately 38 days for the same period of 2009.

        In 2009, net cash used for operating activities was $18.5 million compared to $75.0 million in 2008. After adjusting for our net loss of $2.1 million and net non-cash credits of $11.0 million as shown below, our cash flows from operations in 2009 were principally from a reduction of accrued interest payable of $4.2 million. Our days sales outstanding were approximately 38 for the quarter ended December 31, 2009 compared to approximately 43 days for the same period of 2008.

        In 2008, net cash used for operating activities was $75.0 million. After adjusting for our net loss of $249.8 million and net non-cash charges of $191.5 million as shown below, our cash flows from operations in 2008 were principally from (1) a reduction of accounts payable of $9.8 million due to payment of vendors and (2) an increase of $3.0 million in accounts receivable. Our days sales outstanding were approximately 43 days for the quarter ended December 31, 2008, consistent with the same period of the prior year.

        The following table shows non-cash charges (credits) included in net cash provided by (used for) operating activities (in thousands):

	Year Ended December 31,
	2010	2009	2008
Non-cash charges (credits):
Depreciation and amortization	$28,501	$27,840	$24,897
Impairment of long-lived assets and other charges	3,180	270	16,439
Restructuring charges	241	372	4,046
Impairment of FCC licenses	—	—	54,505
Impairment of goodwill	—	—	86,093
Gain on early extinguishment of debt, net	—	(98,248)	—
Increase in carrying value of long-term debt	10,299	49,101	14,539
Amortization of debt issuance costs	148	1,365	2,256
Stock-based compensation	4,267	8,016	6,274
Deferred income tax benefit	—	(1,468)	(19,077)
Other	1,173	1,786	1,543

Total non-cash charges (credits)	$47,809	$(10,966)	$191,515

Investing Activities

        Net cash used for investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network. As of December 31, 2010, we provided services to 3,276 deployed sites in 13 markets throughout the U.S.

        Net cash provided by (used for) investing activities were as follows (in thousands):

Period ended	Amount
Year ended December 31:
2010	$(30,468)
2009	(20,255)
2008	5,624

        There were capital additions of $32.1 million in 2010, $12.8 million in 2009 (of which $4.2 million was acquired under a capital lease) and $36.8 million in 2008. In 2009, we made a $0.5 million deposit under the capital lease. In 2010, we added 159 new deployed sites. In 2009 our new sites deployed were flat as compared to 2008 and in 2008 we added 307 new deployed sites. Additional capital expenditures were made in 2010 in order to upgrade capacity and overlay Ethernet capability at existing sites. In addition, we incurred capital expenditures to support site builds beyond 2010. We anticipate that we will incur between $10 million and $15 million in capital expenditures during 2011 to expand our network. However, if market conditions or our liquidity position warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

        When we issued the Notes due 2016 in December 2009, we placed into escrow approximately $11.0 million invested in cash and bonds issued by U.S. government agencies, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments. The $1.8 million cash portion of the first interest payment was paid on July 1, 2010.

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

        There was a negligible amount of cash provided by the exercise of stock options in 2010. No cash was provided by the exercise of stock options in 2009. There was $0.4 million cash provided by the exercise of stock options in 2008.

Restricted Cash and Investments

        We had total restricted cash and investments of $10.0 million at December 31, 2010 and $11.6 million at December 31, 2009. The balance at December 31, 2010 consisted of (1) approximately $9.3 million invested in cash and bonds issued by U.S. government agencies, which, together with the earnings thereon, is an amount sufficient to pay the cash portion of the next five interest payments for the Notes due 2016 and (2) $0.7 million of certificates of deposit which collateralize letters of credit, the final expiration date of which is in 2015. Restricted cash and investments at December 31, 2009 consisted of (1) $11.0 million invested in cash and bonds issued by U.S. government agencies, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments for the Notes due 2016 and (2) $0.6 million of certificates of deposit which collateralized letters of credit. The $1.8 million cash portion of the first interest payment for the Notes due 2016 was paid from restricted cash on July 1, 2010.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements.

Contractual Obligations and Commitments

        The following table summarizes our contractual obligations and other commercial commitments as of December 31, 2010 (in thousands):

			Payments Due by Period
	Total		Fiscal 2011	Fiscal 2012 - 2013	Fiscal 2014 - 2015	Beyond Fiscal 2015
Contractual Obligations:
Operating lease obligations	$170,507		$36,724	$60,218	$51,491	$22,074
Capital lease obligations	5,199		270	3,286	1,643	—
Asset retirement obligations	5,281		—	—	—	5,281
Notes due 2016	184,566	(1)	3,565	7,795	8,773	164,433
Notes due 2012	43,106	(2)	2,705	40,401	—	—
Other Commercial Commitments:
Letters of credit	740		399	—	41	300

Total	$409,399		$43,663	$111,700	$61,948	$192,088

(1)
These amounts represent total anticipated cash payments, including expected interest payments that are not recorded on the consolidated balance sheets. Interest is payable semi-annually in

  January and July, one-third in cash and two-thirds by issuing additional Notes due 2016. When we issued the Notes due 2016 on December 22, 2009, we placed into escrow approximately $11.0 million, which, together with the earnings thereon, was an amount sufficient to pay the cash portion on the first six interest payments.

(2)
These amounts represent total anticipated cash payments, including expected interest payments that are not recorded on the consolidated balance sheets.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles. For additional information regarding our critical accounting policies and estimates, see Note 2, Basis of Presentation and Accounting Policies. The application of these policies requires us to make estimates and assumptions that affect the amounts reported in the financial statements and notes. We base our accounting estimates on historical experience and other factors which we believe to be reasonable under the circumstances. However, actual results may differ materially from those estimates. Management has discussed the development and selection of critical accounting policies and estimates with our Audit Committee.

        We believe that the following critical accounting policies represent the more significant judgments and estimates made in the preparation of our consolidated financial statements.

        Revenue and Expense Recognition—We recognize revenues when: (1) persuasive evidence of an arrangement exists, (2) the services have been provided to the customer, (3) the sales price is fixed or determinable and (4) the collection of the sales price is reasonably assured. Non-refundable upfront fees billed in advance of providing services, are deferred and recognized as revenues ratably over the period that substantive services are provided, which is the length of the customer contract. Most of our customer contracts are within their initial term so we do not have sufficient history with our customers to reasonably estimate the lives of our customer relationship beyond the initial term.

        Revenue from customers' early termination of their contract is recognized when payment is received.

        Incremental direct costs of service activation are charged to expense as incurred. We purchase electricity and lease co-location site space from certain of our customers. We receive an identifiable benefit in exchange for the amounts paid to our customers and we can reasonably estimate the fair value of the purchased electricity and leased tower site space. Therefore, we record the fair value of the consideration paid as a cost of service revenues as incurred and any excess of consideration paid over the fair value, such as customer incentives, as a reduction of service revenues.

        Useful Life Assignments and Impairment Evaluations Associated with Long-Lived Assets, including Intangible Assets—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives ranging from three to ten years. Our indefeasible right of use of fiber is depreciated over its estimated useful life of 20 years. Depreciation begins when the assets are placed in service. Leasehold improvements are amortized over the shorter of the lease term or their estimated useful lives. The economic lives are estimated at the time assets are placed in service and are based on historical experience and anticipated technological or other changes. If technological changes were to occur more rapidly than anticipated or in a different form than anticipated, the useful lives assigned to these assets may need to be shortened, resulting in the recognition of increased depreciation expense in future periods.

        Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized whenever (1) the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset and (2) the fair value of the asset is less than its carrying value. When an impairment loss is identified, the carrying value of the asset is reduced to its fair value. These assessments require us to make assumptions regarding future cash flows, discount rates, and other factors resulting in estimates of fair value to determine the amount of any impairment. Such impairment losses were identified in 2010, 2009 and 2008. See Note 5, Impairment of Long-Lived Assets and Other Charges for additional information.

        Assessment of FCC Licenses and Goodwill for Impairment—As described more fully below, we evaluate our intangible assets with indefinite lives for impairment annually, and between annual evaluations if events or changes in circumstances indicate that the carrying amount of such assets may not be fully recoverable. In cases where required, an impairment provision is recognized in an amount by which the carrying value exceeds the estimated fair value of such assets. Such impairment losses were identified in 2008 related to the carrying value of our FCC licenses. See Note 6, Impairment of FCC Licenses for additional information. Such impairment losses were identified in 2008 related to the carrying value of our goodwill. See Note 7, Impairment of Goodwill for additional information.

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

        We use a direct method of valuation for our indefinite-lived intangible assets. Specifically, we use an income-based approach, the Greenfield Methodology (a form of discounted cash flow model), using a hypothetical start-up operation. This methodology is based on the cash flow generation potential of a hypothetical start-up operation and assumes that the only assets upon formation are the underlying FCC licenses, and that the business enterprise does not have any other assets including goodwill or going concern value at the date of inception. The start-up assumptions include the highest and best utilization of the asset and incorporate marketplace participant assumptions for key factors such as unit prices, service type, market density and operating expenses.

        Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management's estimates of future performance, giving consideration to existing and anticipated competitive and economic conditions. Our key operating assumptions include unit prices, service type, market size, operating expenses, income taxes, capital expenditures and working capital requirements. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. Any impairment loss would be recorded as a reduction in the carrying value of the FCC licenses and charged to results of operations. If actual results are not consistent with our assumptions and estimates, we may be required to record an impairment charge associated with indefinite-lived intangible assets. Although we currently do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our FCC licenses or using a methodology other than a discounted cash flow model could result in different values for our FCC licenses and may affect conclusions about impairment.

        The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate, costs to build and operate the network and management's future business plans. During our FCC license impairment test, we considered our facts and circumstances, the marketplace in which we compete as well as activity in the broader macroeconomic environment. These considerations led us to increase the amount of initial bandwidth sold per customer to reflect the growing trend in our industry of greater backhaul needs to support next generation wireless networks. This had the impact of providing us lower revenue in the early years of the plan, but increased revenue in the later years to reflect carriers buying at lower marginal prices in the future but utilizing greater capacity. Additionally, we raised our discount rate which was derived by analyzing the change in risk premiums in the wireless communications industry affecting a marketplace participant's cost of debt and cost of equity. A one half of one percent (0.5%) increase in discount rate would result in a decrease of approximately 11% percent in the estimated fair value of the FCC licenses which would cause an impairment.

        Changes in management's future business plans or disposition of one or more FCC licenses could result in the requirement to test the FCC licenses for impairment. If any legal, regulatory, contractual, competitive, economic or other factors were to limit the useful lives of our indefinite-lived FCC licenses, we would be required to test these intangible assets for impairment.

        For the FCC license impairment test performed as of November 1, 2008, we determined that the fair value of the FCC licenses was less than its carrying value. Consequently, the carrying value of our FCC licenses was reduced by $54.5 million to $287.5 million at December 31, 2008. For the FCC license impairment tests performed as of November 1, 2010 and 2009, we determined that the fair value of our FCC licenses was greater than its carrying value. Future impairment evaluations of our FCC licenses could lead to additional material impairment charges. See Note 6, Impairment of FCC Licenses for additional information.

        Goodwill—Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. Goodwill is not amortized but is reviewed for impairment annually or more frequently if impairment indicators arise. In the first quarter of 2008, we identified an indicator of impairment and thereby tested the fair value of our goodwill. This testing resulted in an impairment charge of $86.1 million in 2008 against the recorded goodwill, reducing the fair value of goodwill to zero. See Note 7, Impairment of Goodwill for additional information.

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

        Income Taxes—Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates, which are not permitted to be considered. We record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based on our best estimate of the recoverability of the net deferred tax assets. While future taxable income and ongoing prudent and feasible tax planning are considered in determining the amount of the valuation allowance, the necessity for, and amount of, the allowance is subject to adjustment in the future. Specifically, in the event we were to determine that we would not be able to realize the net deferred tax assets in the future in excess of their net recorded amounts, an adjustment to the net deferred tax assets would decrease income in the period such determination was made. The valuation allowance does not alter our ability to utilize the underlying tax net operating loss carryforwards in the future, the utilization of which is limited to achieving future taxable income. At December 31, 2010, we have a full valuation allowance against our net deferred tax assets.

        We will recognize the tax benefit of a tax position that we take or expect to take in a tax return, when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For these positions, we will recognize an amount of tax benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement with the tax authority. Tax benefits for tax positions that more likely than not will not be sustained upon examination will be recognized generally when the tax position is resolved through examination or upon the expiration of the statute of limitations. We record interest or penalties related to income taxes as a component of income tax expense in our financial statements.

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

        Stock-Based Compensation—We record stock-based compensation expense only for those awards for which the requisite service period is expected to be rendered. The cumulative effect of a change in the estimated number of awards for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate. For restricted stock awards with market-related vesting conditions, to the extent that the requisite service period is rendered, stock-based compensation expense is not reversed; rather, it is recognized regardless of whether or not the market-related vesting condition is achieved.

        Following are the valuation techniques and the related assumptions and estimates used in the calculation of stock-based compensation expense with respect to (1) restricted stock awards with market-related vesting conditions, (2) restricted stock awards with time-based vesting and (3) stock option awards.

        Valuation.    We estimate the fair value of restricted stock awards with market-related vesting conditions using a Monte Carlo simulation with a three-year period which is equivalent to the contractual term of the award. Our determination of the fair value of restricted stock awards with market-related vesting conditions on the date of grant is affected by our stock price as well as inputs of subjective assumptions and variables. We determine the grant date fair value of each time-based vesting restricted stock award based on our stock price at the date of the award. We use the Black-Scholes-Merton option pricing model to determine the estimated fair value of stock options on the date of grant. The determination of the estimated fair value is affected by our stock price as well as inputs of subjective assumptions and variables. Changes in assumptions could result in materially different stock-based compensation expense which could materially affect our operating expenses, net income (loss) and net income (loss) per share.

        Amortization method.    We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award which is generally three or four years.

        Expected volatility.    We estimate the volatility of our stock at the date of grant based on the historical volatilities of similar public companies consisting of competitive telecommunications providers that share a common capital intensive network build plan, are free cash flow negative, highly levered and are in an earlier life-cycle stage. For stock option awards granted in 2009 (before the Exchange Offer and Mandatory Redemption), we estimated our expected stock price volatility based on the historical volatility of our stock price.

        Expected term of stock option.    We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of the option. Therefore, as permitted by the SEC, we estimate the expected term of the option as the midpoint between the vesting date and the end of the contractual term of the option.

        Risk-free interest rate.    We base the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

        Forfeitures.    We use historical data and management judgment to estimate the pre-vesting award forfeitures to estimate the number of shares for which the requisite service period will not be rendered.

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

        See Note 11, Stockholders' Equity and Stock-Based Compensation for additional information regarding restricted stock and stock option award disclosures.

        Recent Accounting Pronouncements—There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010 that are of significance, or potential significance, to us.

Related Party Transactions

        See Note 14, Related Party Transactions for a description of transactions with a stockholder that has two of its affiliates who serve on our Board of Directors.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        At December 31, 2010, we had unrestricted cash and cash equivalents of $21.3 million. We believe we have limited exposure to financial market risk, including changes in interest rates because our portfolio is invested in bank deposits and money market mutual funds which invest in U.S. government securities and have a maturity of less than three months. We believe the fair value of the portfolio or related income will not be significantly impacted by changes in interest rates due mainly to the short-term nature of the portfolio, although future interest income would be impacted by changes in interest rates as well as the amount of funds available to be invested in such securities.

        We are adverse to principal loss and intend to ensure the safety and preservation of our invested funds by limiting default and market risk. We intend to continue to invest our cash and cash equivalents in high quality money market funds which invest in securities with original maturities of less than three months.

        Our Notes due 2016, with a maturity of January 2016, bear a fixed coupon rate of 9.00%. Our Notes due 2012, with a maturity of November 2012, bear a fixed coupon rate of 9.00% and a total interest yield of 12% per annum. The fair value of the Notes due 2016 and Notes due 2012 is dependent upon a number of factors including future interest rates and the market value of our common stock. These notes are traded in a very thinly traded resale market. We do not hedge our debt obligations or engage in any derivative investments to offset the impact of future changes in the market value of the notes. Future increases in interest rates would decrease the fair value of the notes while decreases in rates would likely have the opposite effect. At December 31, 2010, the estimated fair value of our Notes due 2016 was approximately $104.2 million and their carrying value was $130.1 million. At December 31, 2010, the estimated fair value of our Notes due 2012 was approximately $34.1 million and their carrying value was $34.7 million. At December 31, 2010, the estimate of fair value for the Notes due 2016 and Notes due 2012 was determined based on bids from market makers.

        We have not held derivative financial or commodity instruments in the past and have no current plans to do so in the future. We have not conducted business in foreign currencies in the past and have no current plans to do so in the future.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FiberTower Corporation

        We have audited the accompanying consolidated balance sheets of FiberTower Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of FiberTower Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 13 to the consolidated financial statements, the Company retrospectively changed its method of calculating net loss per share.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), FiberTower Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2011 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

San Francisco, California
March 11, 2011

FIBERTOWER CORPORATION

Consolidated Balance Sheets

(In thousands, except par value)

	December 31, 2010	December 31, 2009
Assets:
Current assets:
Cash and cash equivalents	$21,314	$50,669
Restricted cash and investments, current portion	5,923	3,898
Accounts receivable, net of allowances of $43 and $50 at December 31, 2010 and 2009, respectively	10,446	6,824
Prepaid expenses and other current assets	2,001	2,119

Total current assets	39,684	63,510
Restricted cash and investments, net of current portion	4,067	7,702
Property and equipment, net	222,214	221,417
FCC licenses	287,495	287,495
Intangible and other long-term assets, net	5,010	4,302

Total assets	$558,470	$584,426

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable	$8,146	$3,209
Accrued compensation and related benefits	2,324	1,769
Accrued interest payable	2,092	465
Other accrued liabilities	2,118	1,138
Current portion of accrued restructuring costs	1,230	1,215
Current portion of obligation under capital lease	225	253

Total current liabilities	16,135	8,049
Other liabilities	1,138	809
Deferred rent	7,613	7,206
Asset retirement obligations	5,281	4,550
Accrued restructuring costs, net of current portion	539	1,560
Obligation under capital lease, net of current portion	3,687	3,471
Long-term debt	164,827	154,528
Deferred tax liability	71,904	71,904

Total liabilities	271,124	252,077

Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par value; 400,000 shares authorized, 49,985 and 45,701 shares issued and outstanding at December 31, 2010 and 2009, respectively	50	46
Additional paid-in capital	963,192	958,817
Accumulated deficit	(675,896)	(626,514)

Total stockholders' equity	287,346	332,349

Total liabilities and stockholders' equity	$558,470	$584,426

See accompanying notes.

FIBERTOWER CORPORATION

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Service revenues	$76,118	$63,244	$49,227
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	61,212	58,220	79,808
Sales and marketing	4,329	3,262	5,456
General and administrative	17,866	27,834	20,237
Depreciation and amortization	28,501	27,840	24,897
Restructuring charges	241	372	6,087
Impairment of FCC licenses	—	—	54,505
Impairment of goodwill	—	—	86,093

Total operating expenses	112,149	117,528	277,083

Loss from operations	(36,031)	(54,284)	(227,856)

Other income (expense):
Interest income	99	295	5,316
Interest expense	(13,502)	(47,605)	(47,742)
Gain on early extinguishment of debt, net	—	98,248	—
Miscellaneous income (expense), net	295	(39)	264

Total other income (expense), net	(13,108)	50,899	(42,162)

Loss before income taxes	(49,139)	(3,385)	(270,018)
Income tax (provision) benefit	(243)	1,247	20,189

Net loss	$(49,382)	$(2,138)	$(249,829)

Basic and diluted net loss per share attributable to common stockholders	$(1.05)	$(0.13)	$(16.65)

Shares used in computing basic and diluted net loss per share	45,660	15,481	14,462

See accompanying notes.

FIBERTOWER CORPORATION

Consolidated Statements of Stockholders' Equity

(In thousands)

	Common Stock
			Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance at December 31, 2007	14,624	$14	$787,503	$(374,547)	$412,970
Issuance of stock upon exercise of stock options	58	—	360	—	360
Awards of restricted shares of stock, net of cancellations	370	1	(1)	—	—
Employee stock-based compensation expense	—	—	6,369	—	6,369
Net loss	—	—	—	(249,829)	(249,829)

Balance at December 31, 2008	15,052	15	794,231	(624,376)	169,870
Issuance of stock upon redemption of Interim Notes	30,579	31	156,531	—	156,562
Awards of restricted shares of stock, net of cancellations	72	—	—	—	—
Repurchases of stock	(2)	—	—	—	—
Employee stock-based compensation expense	—	—	8,055	—	8,055
Net loss	—	—	—	(2,138)	(2,138)

Balance at December 31, 2009	45,701	46	958,817	(626,514)	332,349
Issuance of stock upon exercise of stock options	9	—	12	—	12
Awards of restricted shares of stock, net of cancellations	4,275	4	(4)	—	—
Employee stock-based compensation expense	—	—	4,367	—	4,367
Net loss	—	—	—	(49,382)	(49,382)

Balance at December 31, 2010	49,985	$50	$963,192	$(675,896)	$287,346

See accompanying notes.

FIBERTOWER CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net loss	$(49,382)	$(2,138)	$(249,829)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	28,501	27,840	24,897
Impairment of long-lived assets and other charges	3,180	270	16,439
Restructuring charges	241	372	4,046
Impairment of FCC licenses	—	—	54,505
Impairment of goodwill	—	—	86,093
Gain on early extinguishment of debt, net	—	(98,248)	—
Increase in carrying value of long-term debt	10,299	49,101	14,539
Amortization of debt issuance costs	148	1,365	2,256
Stock-based compensation	4,267	8,016	6,274
Deferred income tax benefit	—	(1,468)	(19,077)
Other	1,173	1,786	1,543
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,622)	(172)	(2,968)
Prepaid expenses and other current assets	118	383	(662)
Other long-term assets	(1,155)	(333)	(127)
Accounts payable	4,937	(617)	(9,846)
Accrued compensation and related benefits	555	(283)	(1,317)
Accrued interest payable	1,627	(4,163)	(1)
Other accrued liabilities	214	(251)	(1,722)

Net cash provided by (used for) operating activities	1,101	(18,540)	(74,957)
Investing activities
Maturities of certificates of deposit	—	—	5,000
Maturities of restricted cash and investments	—	—	37,419
(Increase) decrease in restricted cash and investments	1,610	(11,123)	—
Deposit under capital lease obligation	—	(500)	—
Purchase of property and equipment	(32,078)	(8,632)	(36,795)

Net cash provided by (used for) investing activities	(30,468)	(20,255)	5,624
Financing activities
Cash paid for repurchases of Notes due 2012	—	(52,180)	—
Cash paid upon redemption of Interim Notes	—	(12,713)	—
Proceeds from exercise of stock options	12	—	360

Cash provided by (used for) financing activities	12	(64,893)	360

Net decrease in cash and cash equivalents	(29,355)	(103,688)	(68,973)
Cash and cash equivalents at beginning of year	50,669	154,357	223,330

Cash and cash equivalents at end of year	$21,314	$50,669	$154,357

Supplemental Disclosures
Cash paid for interest on Notes due 2016	$1,788	$—	$—

Cash paid for interest on Notes due 2012	$—	$—	$36,241

Cash paid for interest on Notes due 2012 repurchased	$—	$1,970	$—

Non-cash financing activities:
Acquisition of property and equipment by capital lease	$—	$3,724	$—

Exchange Offer and redemption of debt:
Common stock issued to holders of Interim Notes	$—	$156,562	$—

Debt issuance costs written off	$—	$4,616	$—

Accrued interest payable on Interim Notes	$—	$(2,468)	$—

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

        We have incurred operating and net losses and negative cash flows since our inception, and we had an accumulated deficit of $675.9 million at December 31, 2010. Our business does not currently generate sufficient cash flow from operations to fund our short-term or long-term liquidity needs. As a result, we have relied primarily on the proceeds from equity and debt financings to fund our operating and investing activities, and we believe that we will be required to raise additional capital in the near future. Failure to generate sufficient revenue or obtain additional capital could have a material adverse effect on our results of operations, financial condition and cash flows.

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

        Based upon our current plans, we believe that our existing cash and cash equivalents of $21.3 million will be sufficient to cover our estimated liquidity needs for at least the next twelve months. However, our business is capital intensive, and we believe we will require additional amounts to fund capital expenditures and pay operating expenses in the near future. We anticipate that we will incur between $10 million and $15 million in capital expenditures during 2011 to expand our network. We may also require additional capital to finance our current growth plans, take advantage of business opportunities or pursue potential transactions. To raise additional capital, we may be required to issue additional equity securities in public or private offerings or to seek additional debt financing. We may be unable to secure such additional financing when needed, on acceptable terms or at all, which could harm our business. In addition, any financing we do obtain could be subject to onerous terms. Any additional debt financing could cause us to incur significant interest expense and increase our future financial commitments, and any additional equity financing could be dilutive to our stockholders. If we are unable to secure capital when needed, we may be required to change our business plans and curtail our operations, and our business prospects, financial condition and results of operations would likely be adversely affected.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 1—Organization and Business (Continued)

        Exchange Offer and Redemption of Debt—On October 26, 2009, we initiated an offer to exchange, which we refer to as the "Exchange Offer," our existing 9.00% Convertible Senior Secured Notes Due 2012 ("Notes due 2012") for 9.00% Mandatorily Redeemable Convertible Senior Secured Notes Due 2012 (the "Interim Notes"). The Interim Notes were mandatorily redeemable by us at a redemption price per $1,000 principal amount of Interim Notes equal to:

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

        The purpose of the Exchange Offer and Mandatory Redemption transactions was to reduce our outstanding debt and cash interest requirements and extend the maturity of our outstanding debt. As a result of the Exchange Offer and Mandatory Redemption, the total carrying value of our outstanding debt was reduced by $171.7 million, the maturity of a substantial portion of our debt was extended from 2012 to 2016 and our annual cash interest payments were reduced by more than $20.0 million to approximately $1.8 million in 2010 and $6.0 million in each of 2011 and 2012.

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

        Reverse stock split—As described in Note 1 above, on December 18, 2009, we effected a 1-for-10 reverse stock split of our common stock. Accordingly, the accompanying consolidated financial statements for all periods prior to the reverse stock split have been retroactively restated to reflect the effect of the reverse stock split.

        Use of estimates—The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ materially from those estimates. Our critical accounting estimates include (1) useful life assignments and impairment evaluations associated with long-lived assets, including intangible assets, (2) revenue recognition, (3) asset retirement obligations, (4) valuation of stock-based awards, and (5) establishment of valuation allowances associated with deferred tax assets.

        Cash equivalents—We consider short-term, highly liquid investments with original maturities, as measured from our date of acquisition, of three months or less to be cash equivalents and we classify them as available-for-sale. Cash equivalents are stated at their cost adjusted for accretion of discounts and amortization of premiums when applicable. Such adjusted cost approximates the fair market values of our cash equivalents at December 31, 2010 and 2009. Unrealized gains and losses on available-for-sale securities were insignificant at December 31, 2010 and 2009. Our cash equivalents consisted of money market mutual funds which invest in U.S. government securities of $14.5 million at December 31, 2010 and $42.5 million at December 31, 2009.

        Restricted cash and investments—We had total restricted cash and investments of $10.0 million at December 31, 2010 and $11.6 million at December 31, 2009. The balance at December 31, 2010 consisted of (1) approximately $9.3 million invested in cash and bonds issued by U.S. government agencies, which, together with the earnings thereon, is an amount sufficient to pay the cash portion of the next five interest payments for the Notes due 2016 and (2) $0.7 million of certificates of deposit which collateralize letters of credit, the final expiration date of which is in 2015. Cash and restricted investments with maturity dates in 2011 of $5.9 million at December 31, 2010 are classified as current assets and relate to interest payments to be made on our long-term debt. The bonds issued by U.S. government agencies are classified as held-to-maturity and are reported at amortized cost. Accretion of discounts and amortization of premiums on restricted investments are included in interest income. Gross unrealized losses on these bonds issued by U.S. government agencies, which relate to changes in market interest rates, were $0.1 million at December 31, 2010. Restricted cash and investments at December 31, 2009 consisted of (1) $11.0 million invested in cash and bonds issued by U.S. government agencies, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments for the Notes due 2016 and (2) $0.6 million of certificates of deposit which collateralized letters of credit.

        The $1.8 million cash portion of the first interest payment for the Notes due 2016 was paid from restricted cash on July 1, 2010. See Note 8, Long-term Debt for additional information.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation and Accounting Policies (Continued)

        Fair value measurements of financial assets and liabilities—The estimated fair values of our financial instruments, consisting of cash and cash equivalents, restricted cash and investments, accounts receivable and accounts payable approximated their respective carrying values as of December 31, 2010 and 2009. See Note 9, Fair Value Disclosures, for information and related disclosures regarding our fair value measurements of cash and cash equivalents, Notes due 2016 and Notes due 2012 at December 31, 2010 and December 31, 2009.

        Revenue and expense recognition—We recognize revenues when (1) persuasive evidence of an arrangement exists, (2) the services have been provided to the customer, (3) the sales price is fixed or determinable and (4) the collection of the sales price is reasonably assured. Non-refundable upfront fees billed in advance of providing services, are deferred and recognized as revenues ratably over the period that substantive services are provided, which is the length of the customer contract. Most of our customer contracts are within their initial term so we do not have sufficient history with our customers to reasonably estimate the lives of our customer relationship beyond the initial term. There were $0.7 million of deferred revenues at December 31, 2010 and $0.1 million at December 31, 2009.

        Revenue from customers' early termination of their contract is recognized when payment is received.

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

        Concentrations of credit risk, significant customers and key suppliers—Financial instruments that potentially subject us to concentrations of risk consist primarily of cash and cash equivalents, restricted cash and investments and accounts receivable. Cash and cash equivalents and restricted cash and investments consist principally of demand deposits and money market mutual funds which invest in U.S. government securities and restricted investments which consist of bonds issued by U.S. government agencies. These are held primarily by two domestic financial institutions with a high credit standing.

        For the years ended December 31, 2010, 2009 and 2008, the following customers accounted for a significant portion of our revenues:

	Year Ended December 31,
	2010	2009	2008
AT&T Mobility	44%	39%	40%
Sprint Nextel	19%	20%	33%	(1)
Clearwire	12%	15%	—	(1)
T-Mobile	12%	15%	15%

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

        Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at December 31, 2010 and 2009:

	December 31,
	2010	2009
AT&T Mobility	59%	37%
Sprint Nextel	12%	17%
Clearwire	7%	17%
T-Mobile	7%	16%

        In February 2011, we received an early termination notice from Clearwire to terminate service at approximately 220 billing locations effective February 28, 2011, and that they are reviewing approximately 50 additional locations for possible early termination by March 31, 2011. These billing locations represent up to approximately $344 thousand in monthly service revenue. See Note 17, Subsequent Events for additional information

        We are dependent on a limited number of suppliers for certain equipment used to provide our services. We have generally been able to obtain an adequate supply of such equipment. However, an extended interruption in the supply of equipment currently obtained from our suppliers could adversely affect our business and results of operations.

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

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation and Accounting Policies (Continued)

        Internal labor costs and interest were capitalized and included in construction-in-progress as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Internal labor costs	$2,126	$590	$1,192
Interest	824	3,253	5,294

Total	$2,950	$3,843	$6,486

        We capitalize certain costs related to software developed or obtained. Capitalized computer software costs totaled $0.6 million in 2010, $0.4 million in 2009 and $2.0 million in 2008.

        Property and equipment are evaluated for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. An impairment loss is recognized whenever (1) the estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset and (2) the fair value of the asset is less than its carrying value. When an impairment loss is identified, the carrying value of the asset is reduced to its fair value. Such impairment losses were identified in 2010, 2009 and 2008. See Note 5, Impairment of Long-Lived Assets and Other Charges for additional information.

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

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation and Accounting Policies (Continued)

        A summary of the asset retirement obligations activity is as follows (in thousands):

	Year Ended December 31,
	2010	2009
Asset retirement obligations at beginning of year	$4,550	$4,048
Liabilities incurred in the current year	153	10
Liabilities settled in the current year	—	(9)
Accretion expense	578	501

Asset retirement obligations at end of year	$5,281	$4,550

        Intangible assets—Our intangible assets with indefinite lives consist of Federal Communications Commission ("FCC") licenses, which are not amortized but are tested annually for impairment (or more frequently if indicators of impairment arise). Our intangible assets that have finite lives, which consist of customer relationships, are amortized using the straight-line method over their estimated useful life of 10 years.

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

        We use a direct method of valuation for our indefinite-lived intangible assets. Specifically, we use an income-based approach, the Greenfield Methodology (a form of discounted cash flow model), using a hypothetical start-up operation. This methodology is based on the cash flow generation potential of a hypothetical start-up operation and assumes that the only assets upon formation are the underlying FCC licenses, and that the business enterprise does not have any other assets including goodwill or going concern value at the date of inception. The start-up assumptions include the highest and best utilization of the asset and incorporate marketplace participant assumptions for key factors such as unit prices, service type, market density and operating expenses.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation and Accounting Policies (Continued)

        Cash flow projections and assumptions, although subject to a degree of uncertainty, are based on a combination of our historical performance and trends, our business plans and management's estimates of future performance, giving consideration to existing and anticipated competitive and economic conditions. Our key operating assumptions include unit prices, service type, market size, operating expenses, income taxes, capital expenditures and working capital requirements. We believe that our estimates are consistent with assumptions that marketplace participants would use to estimate fair value. Any impairment loss would be recorded as a reduction in the carrying value of the FCC licenses and charged to results of operations. If actual results are not consistent with our assumptions and estimates, we may be required to record an impairment charge associated with indefinite-lived intangible assets. Although we currently do not expect our estimates or assumptions to change significantly in the future, the use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our FCC licenses or using a methodology other than a discounted cash flow model could result in different values for our FCC licenses and may affect conclusions about impairment.

        The most significant assumptions within our discounted cash flow model are the discount rate, our projected growth rate, costs to build and operate the network and management's future business plans. During our FCC license impairment test, we considered our facts and circumstances, the marketplace in which we compete as well as activity in the broader macroeconomic environment. These considerations led us to increase the amount of initial bandwidth sold per customer to reflect the growing trend in our industry of greater backhaul needs to support next generation wireless networks. This had the impact of providing us lower revenue in the early years of the plan, but increased revenue in the later years to reflect carriers buying at lower marginal prices in the future but utilizing greater capacity. Additionally, we raised our discount rate which was derived by analyzing the change in risk premiums in the wireless communications industry affecting a marketplace participant's cost of debt and cost of equity. A one half of one percent (0.5%) increase in discount rate would result in a decrease of approximately 11% percent in the estimated fair value of the FCC licenses which would cause an impairment.

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

        Goodwill—Goodwill is recorded when the price paid for an acquisition exceeds the estimated fair value of the net identified tangible and intangible assets acquired. We recorded goodwill impairment charges of $86.1 million in 2008 that reduced the carrying value to zero. In performing our impairment evaluations, we compared the fair value of our single reporting unit to its carrying value. We estimated the fair value of the reporting unit using both observed market equity values based on our publicly-traded stock price and the income approach, which requires estimates of future operating results and cash flows discounted using an appropriate discount rate. See Note 7, Impairment of Goodwill for additional information.

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

        Stock-based compensation—We record stock-based compensation expense only for those awards for which the requisite service period is expected to be rendered. The cumulative effect of a change in the estimated number of awards for which the requisite service is expected to be or has been rendered is recognized in the period of the change in the estimate. For restricted stock awards with market-related vesting conditions, to the extent that the requisite service period is rendered, stock-based compensation expense is not reversed; rather, it is recognized regardless of whether or not the market-related vesting condition is achieved.

        Following are the valuation techniques and the related assumptions and estimates used in the calculation of stock-based compensation expense with respect to (1) restricted stock awards with market-related vesting conditions, (2) restricted stock awards with time-based vesting and (3) stock option awards.

        Valuation.    We estimate the fair value of restricted stock awards with market-related vesting conditions using a Monte Carlo simulation with a three-year period which is equivalent to the contractual term of the award. Our determination of the fair value of restricted stock awards with market-related vesting conditions on the date of grant is affected by our stock price as well as inputs of subjective assumptions and variables. We determine the grant date fair value of each time-based vesting restricted stock award based on our stock price at the date of the award. We use the Black-Scholes-Merton option pricing model to determine the estimated fair value of stock options on the date of grant. The determination of the estimated fair value is affected by our stock price as well as inputs of subjective assumptions and variables. Changes in assumptions could result in materially different stock-based compensation expense which could materially affect our operating expenses, net income (loss) and net income (loss) per share.

        Amortization method.    We recognize stock-based compensation expense on a straight-line basis over the requisite service period of the award which is generally three or four years.

        Expected volatility.    We estimate the volatility of our stock at the date of grant based on the historical volatilities of similar public companies consisting of competitive telecommunications providers that share a common capital intensive network build plan, are free cash flow negative, highly levered and are in an earlier life-cycle stage. For stock option awards granted in 2009 (before the Exchange Offer and Mandatory Redemption), we estimated our expected stock price volatility based on the historical volatility of our stock price.

        Expected term of stock option.    We do not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term of the option. Therefore, as permitted by the SEC, we estimate the expected term of the option as the midpoint between the vesting date and the end of the contractual term of the option.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 2—Basis of Presentation and Accounting Policies (Continued)

        Risk-free interest rate.    We base the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term equal to the expected life of the award.

        Forfeitures.    We use historical data and management judgment to estimate the pre-vesting award forfeitures to estimate the number of shares for which the requisite service period will not be rendered.

        Dividend yield.    We have not and do not anticipate paying any cash dividends on our common stock in the foreseeable future; therefore a 0% dividend yield was assumed.

        Income taxes—Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. In estimating future tax consequences, we generally take into account all expected future events then known to us, other than changes in the tax law or rates, which are not permitted to be considered. We record a valuation allowance to reduce net deferred tax assets to the amount that is more likely than not to be realized. The amount of valuation allowance is based on our best estimate of the recoverability of the net deferred tax assets.

        We will recognize the tax benefit of a tax position that we take or expect to take in a tax return, when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. For these positions, we will recognize an amount of tax benefit that has greater than a 50 percent likelihood of being realized upon ultimate settlement with the tax authority. Tax benefits for tax positions that more likely than not will not be sustained upon examination will be recognized generally when the tax position is resolved through examination or upon the expiration of the statute of limitations. We record interest or penalties related to income taxes as a component of income tax expense in our financial statements.

        See Note 12, Income Taxes for additional information.

        Segment reporting—We operate in one business segment.

        Recent accounting pronouncements—There have been no recent accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2010 that are of significance, or potential significance, to us.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 3—Property and Equipment

        Property and equipment consisted of the following (in thousands):

	December 31,
	2010	2009
Network equipment	$292,025	$259,692
Network equipment under capital lease	4,224	4,224
Computer software	5,743	5,167
Office equipment and other	2,938	2,791

	304,930	271,874
Less: accumulated depreciation and amortization	(111,273)	(83,195)

Property and equipment in-service, net	193,657	188,679
Construction-in-progress	28,557	32,738

Property and equipment, net	$222,214	$221,417

        See discussion in Note 10, Leasing Arrangements regarding the network equipment under capital lease.

        Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service. Depreciation expense, which includes amortization of network equipment under capital lease, was $28.2 million in 2010, $27.5 million in 2009 and $24.6 million in 2008. Amortization of network equipment under capital lease was $0.2 million in 2010.

        See discussion in Note 5, Impairment of Long-Lived Assets and Other Charges regarding impairment charges recorded in 2010, 2009 and 2008 related to property and equipment.

Note 4—Restructuring Charges

        In 2008, we recorded restructuring charges of $6.1 million. The restructuring charges were a result of our decision during the second quarter of 2008 to restructure our operations to reflect changes in our strategic plans designed to reduce costs. The resultant restructuring charges reflected (1) our decision to cease market development activities in the Carolinas market resulting in an exit plan for our site operating leases, (2) termination benefits under a workforce reduction of 59 employees consistent with revisions to our network deployment plan and (3) the consequent termination or renegotiation of excess office space including the former headquarters in New Jersey. We recorded restructuring charges of $0.2 million in 2010 and $0.4 million in 2009 representing accretion of the liability for operating leases established in 2008.

        The accounting for our exit plan for operating leases requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. The restructuring charges

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 4—Restructuring Charges (Continued)

are included in operating expenses in the Consolidated Statements of Operations and are summarized as follows (in thousands):

	Operating Leases	Workforce Reduction	Total
Balance at December 31, 2008	$3,672	$106	$3,778
Restructuring charges	372	—	372
Cash payments	(1,269)	(106)	(1,375)

Balance at December 31, 2009	2,775	—	2,775
Restructuring charges	241	—	241
Cash payments	(1,247)	—	(1,247)

Balance at December 31, 2010	$1,769	$—	$1,769

        The accrued restructuring costs associated with the contract terminations of the operating leases are expected to be paid over the remaining lease term, which generally approximates two years, or a shorter period if payoff arrangements are made.

Note 5—Impairment of Long-Lived Assets and Other Charges

        Construction of our network is a complex process involving the interaction and assembly of multiple components that result in internal labor, third party and equipment costs. We regularly assess the recoverability of costs accumulated in construction-in-progress as we execute our network build-out plans. We recorded impairment charges of $3.2 million in 2010, $0.3 million in 2009 and $16.4 million in 2008 related to this process.

        The impairment of long-lived assets and other charges are included in cost of service revenues in the Consolidated Statements of Operations.

Note 6—Impairment of FCC Licenses

        At December 31, 2007 and through September 30, 2008, the Company's FCC Licenses had a carrying value of $342.0 million. As discussed in Note 2, Basis of Presentation and Accounting Policies, we consider the FCC licenses to have an indefinite useful life. Note 2 also includes a discussion of our valuation methodology for our FCC licenses.

        For the FCC license impairment test performed as of November 1, 2008, we determined that the fair value of the FCC licenses was less than their carrying value. Consequently, the carrying value of our FCC licenses was reduced by $54.5 million in the fourth quarter of 2008 to $287.5 million at December 31, 2008.

        As a result of the impairment of FCC licenses, the deferred tax liability associated with the FCC licenses was reduced by $20.2 million in 2008 for the tax impact of the impairment charge with a corresponding recognition of an income tax benefit of $20.2 million. See Note 12, Income Taxes for additional information.

        For the FCC license impairment tests performed as of November 1, 2010 and November 1, 2009, we determined that the fair value of the FCC licenses was greater than their carrying value.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 7—Impairment of Goodwill

        At December 31, 2007, the carrying value of our goodwill totaled $86.1 million. As a result of a decline in our market equity value during the quarter ended March 31, 2008, we believed an indicator of impairment existed and, accordingly, performed an interim review of the value of our goodwill. In the quarter ended March 31, 2008, we concluded that the carrying value of goodwill was fully impaired and recorded an impairment charge of $86.1 million, reducing the carrying value of goodwill to its fair value of zero. The goodwill impairment charge of $86.1 million in 2008 is included in operating expenses in the Consolidated Statements of Operations.

Note 8—Long-term Debt

        See Note 1, Organization and Business for a summary description of the Exchange Offer and Mandatory Redemption which occurred during the fourth quarter of 2009.

        The carrying value of our indebtedness, excluding our obligation under capital lease, is comprised of the following (in thousands):

	December 31,
	2010	2009
9.00% Senior secured notes due 2016 ("Notes due 2016")	$130,125	$124,405
9.00% Convertible senior secured notes due 2012 ("Notes due 2012")	34,702	30,123

	$164,827	$154,528

  9.00% Senior Secured Notes Due 2016 ("Notes due 2016")

        We issued the Notes due 2016 on December 22, 2009, in connection with our exchange offer ("Exchange Offer") whereby certain of the Notes due 2012 were exchanged for Interim Notes which were later redeemed for shares of our common stock, cash and the Notes due 2016. The redemption of the Interim Notes for the Notes due 2016 has been accounted for as a Troubled Debt Restructuring. In order for the redemption of the Interim Notes to be accounted for as a Troubled Debt Restructuring as opposed to as an exchange of debt, we needed to determine whether FiberTower was experiencing financial difficulty and whether our creditors had granted us a concession. Both conditions must be present in order to account for the transaction as a Troubled Debt Restructuring. We determined that there was a reasonable probability that FiberTower could be considered to be experiencing financial difficulty. Creditors are considered to have granted a concession if the debtor's effective borrowing rate on the restructured debt is less than the effective borrowing rate on the old debt immediately before the restructuring and does not represent an effective interest rate the debtor could otherwise obtain in the marketplace.

        The accounting for a Troubled Debt Restructuring required us to adjust the carrying value of the Interim Notes by the fair value of the cash and common stock consideration to calculate the initial carrying value of the Notes due 2016. Since the undiscounted cash flows under the Notes due 2016 exceeded the carrying value of the Interim Notes, no gain on restructuring was recognized, and a new effective interest rate was calculated. Gain or loss recognition on the redemption of the Interim Notes is only applicable when the remaining carrying value, after reductions for the fair value of the cash and common stock consideration transferred to the creditors, exceeds the total future cash payments

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—Long-term Debt (Continued)

specified by the terms of the debt remaining unsettled after the restructuring. As the remaining carrying value transferred to the creditors exceeded the carrying value of the Interim Notes, no gain or loss on the redemption of the Interim Notes was recognized. The principal amount of the Notes due 2016 at December 31, 2010 was $117.1 million and at December 31, 2009 was $113.5 million.

        The carrying value of our Notes due 2016 at December 31, 2009 and December 31, 2010 is comprised of the following (in thousands):

Carrying value of Interim Notes at December 22, 2009	$295,686
Accrued interest payable on Interim Notes	2,468
Debt issuance costs written off	(4,616)
Cash paid to holders of Interim Notes	(12,713)
Common stock issued to holders of Interim Notes	(156,562)

Carrying value of Notes due 2016 at December 22, 2009	124,263
Accrual of additional notes for payment-in-kind, net of premium amortization	142

Carrying value of Notes due 2016 at December 31, 2009	124,405
Accrual of additional notes for payment-in-kind, net of premium amortization	5,720

Carrying value of Notes due 2016 at December 31, 2010	$130,125

        The fair value of the common stock issued to holders of Interim Notes was determined as follows:

Shares of common stock issued to holders of Interim Notes (in thousands)	30,579
Average common stock price on December 22, 2009 redemption date	$5.12

Common stock issued to holders of Interim Notes (in thousands)	$156,562

        As required by the accounting guidance for troubled debt restructurings, we are recognizing interest expense on the Notes due 2016 at the effective interest rate (7.31%) necessary to equate future principal and interest payments to an initial carrying value of $124.3 million. The Notes due 2016 will mature in January 2016. Interest is payable at 9.00% per annum on the principal amount accruing from December 22, 2009, payable semi-annually on January 1 and July 1of each year beginning July 1, 2010. On each interest payment date, one-third of the interest will be payable in cash and two-thirds of the interest will be payable in additional Notes due 2016 in a principal amount equal to such portion of the interest amount. The Notes due 2016 are carried at a premium to par. This premium is amortized over the term of the Notes due 2016. In addition, we are increasing the carrying value of the Notes due 2016 by accruing interest expense for the future issuance of notes through interest payments-in-kind. The net impact of these adjustments was a $5.7 million increase of the carrying value of the Notes due 2016 in the year ended December 31, 2010. When we issued the Notes due 2016, we placed into escrow approximately $11.0 million in cash, classified as restricted cash and investments in our Consolidated Balance Sheets, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments. The $1.8 million cash portion of the first interest payment was paid on July 1, 2010.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—Long-term Debt (Continued)

        The Notes due 2016 are fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by each of our existing and future domestic restricted subsidiaries. All of our current subsidiaries are restricted subsidiaries governed by the terms of our indentures. The Notes due 2016 and the related guarantees are our senior secured obligations and rank pari passu in right of payment with all of our and the guarantors' existing and future senior indebtedness, including our Notes due 2012. Because the liens on the collateral securing the Notes due 2016 rank ahead of the liens securing the Notes due 2012, the Notes due 2016 rank effectively senior in right of payment to the Notes due 2012 to the extent of the value of the collateral securing the Notes due 2016. The Notes due 2016 and the related guarantees are secured, to the extent permitted by law, by a first priority pledge (subject to permitted liens) of substantially all of our and our existing and future restricted subsidiaries' assets (it being understood that the Communications Act of 1934 currently prohibits the grant of a security interest in an FCC license), other than certain excluded assets, and by a first priority pledge (subject to permitted liens) of the equity interests of each of our existing and future domestic restricted subsidiaries and the equity interests of any unrestricted subsidiaries or foreign subsidiaries owned by any such domestic restricted subsidiaries, in each case subject to certain limitations and exceptions. The maximum potential amount of future undiscounted payments the guarantors could be required to make under the guarantees of the Notes due 2016 is $184.6 million. This amount represents total anticipated cash payments, including expected interest payments that are not recorded on the Consolidated Balance Sheets.

        The indenture governing the Notes due 2016 contains covenants that restrict our ability to (1) incur or guarantee additional indebtedness or issue certain preferred stock, (2) pay dividends or make other distributions, (3) issue capital stock of our restricted subsidiaries, (4) transfer or sell assets, including the capital stock of our restricted subsidiaries, (5) make certain investments or acquisitions, (6) grant liens on our assets, (7) incur dividend or other payment restrictions affecting our restricted subsidiaries, (8) enter into certain transactions with affiliates, and (9) merge, consolidate or transfer all or substantially all of our assets. As of December 31, 2010, we are in compliance with all of the covenants.

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

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—Long-term Debt (Continued)

  9.00% Mandatorily Redeemable Convertible Senior Secured Notes Due 2012 ("Interim Notes")

        The carrying value of our Interim Notes was comprised of the following (in thousands):

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

  •
  contained a mandatory redemption provision upon the satisfaction of (1) at least 90% participation in the Exchange Offer, (2) approval of the transaction from the FCC, and (3) stockholder approval;

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

        We incurred fees and expenses of approximately $4.5 million in connection with the Exchange Offer and Mandatory Redemption that have been included in general and administrative expenses in 2009.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—Long-term Debt (Continued)

  9.00% Convertible Senior Secured Notes Due 2012 ("Notes due 2012")

        The change in Notes due 2012 during the years ended December 31, 2009 and December 31, 2010 is summarized as follows (in thousands):

Carrying value of Notes due 2012 at December 31, 2008	$430,317
Accretion of principal premium	12,039
Accretion of Derivative	112
Repurchases at par value	(142,233)
Reversal of accretion of principal premium related to repurchases	(11,611)
Reversal of accretion of Derivative related to repurchases	265
Additional Notes due 2012 issued May 15, 2009	18,213
Additional Notes due 2012 issued November 16, 2009	15,316
Accretion of principal premium for the additional Notes due 2012 issued in May and November 2009	3,391
Exchange of Notes due 2012 for Interim Notes on December 7, 2009	(266,791)
Reversal of accretion of principal premium related to redemption of Interim Notes	(29,284)
Reversal of accretion of Derivative related to redemption of Interim Notes	389

Carrying value of Notes due 2012 at December 31, 2009	30,123
Additional Notes due 2012 issued May 15, 2010	1,485
Additional Notes due 2012 issued November 15, 2010	1,567
Accretion of principal premium for the additional Notes due 2012 issued in May and November 2010	1,527

Carrying value of Notes due 2012 at December 31, 2010	$34,702

        In November 2006, we sold $402.5 million of the Notes due 2012, which mature on November 15, 2012. The notes are fully guaranteed, jointly and severally, by each of our subsidiaries and bear interest at a rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year.

        We elected to pay the May 15, 2009, November 15, 2009, May 15, 2010 and November 15, 2010 interest payments entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $33.5 million in 2009 and $3.1 million in 2010 in principal amount of Notes due 2012. These additional notes are identical to the original Notes due 2012, except that interest on such additional notes begins to accrue from the date they are issued. The interest rate applicable to such interest payments made in additional Notes due 2012 was 11%. Interest payments after November 15, 2010 are payable only in cash.

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

        The gain on early extinguishment of debt was comprised of the following (in thousands):

Year Ended December 31, 2009
Repurchases at par value	$142,233
Reversal of accretion of principal premium related to repurchases	11,611
Cash paid for par value	(52,180)
Reversal of unamortized debt issuance costs related to repurchases	(3,151)
Reversal of accretion of Derivative related to repurchases	(265)

$98,248

        We will be required to repay any Notes due 2012 that are not redeemed or converted prior to maturity for 125.411% of their principal amount, or $37.7 million. We are accreting the principal premium ratably over the six-year period from inception until the Notes due 2012 mature and are recognizing such accretion as additional interest expense. The effect of this accretion is to increase the effective yield to the holders to 12% per annum based on the par value of the Notes due 2012. The effect of the accretion related to the interest payments made by the issuance of additional notes, is to increase the effective yield to the holders from 12% to approximately 13% per annum.

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

        If our common stock has traded at or above 150% of the $62.20 per share conversion price discussed below for 20 of any 30 consecutive trading days and the daily trading volume for each such trading day, when multiplied by the closing sale price for such trading day, equals at least $8.0 million, we may redeem any of the Notes due 2012, in whole or in part, at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest.

        The Notes due 2012 may be converted into shares of our common stock. The conversion price was originally $82.90 per share subject to adjustment under certain circumstances. The conversion price was reduced to $62.20 per share on November 9, 2008. The Notes due 2012 contain certain anti-dilution provisions that caused the conversion price to be reduced because we had not issued or sold common stock for aggregate proceeds of at least $50.0 million by November 9, 2008. The number of common shares that could be issued upon conversion of the Notes due 2012 was increased as a result of the anti-dilution provisions being triggered on November 9, 2008, which increase was capped at a 33% increase in the total number of shares. Therefore, the triggering of the anti-dilution provisions resulted in a reduction to the conversion price to $62.20 per share. This resulted in 2.0 million additional shares

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—Long-term Debt (Continued)

which could be potentially issuable upon conversion of all Notes due 2012 outstanding at December 31, 2008 and any additional notes that could be issued as payment for interest on the Notes due 2012. In 2009, the amount of shares which could be potentially issuable if all outstanding Notes due 2012 at December 31, 2009 (and any additional notes that could be issued as payment for interest on the notes) were converted was reduced by (1) 2.8 million resulting from the repurchases of Notes due 2012 and (2) 4.8 million resulting from the Exchange Offer.

        In connection with the Exchange Offer, the indenture governing the Notes due 2012 was amended to eliminate or amend substantially all of the restrictive covenants contained in such indenture. In addition, the holder put option upon the occurrence of certain designated events was eliminated.

        We concluded that the embedded feature of the Notes due 2012 related to the make-whole premium, designated event make-whole premium and holder put option, qualified as derivatives and should be bundled as a compound embedded derivative ("Derivative"). The carrying value of the Derivative at December 31, 2010 and December 31, 2009 was zero.

        See Note 9, Fair Value Disclosures for disclosure of the fair value of our Notes due 2012 and the Derivative.

        Debt issuance costs incurred in connection with the sale of the Notes due 2012 totaled $14.3 million. Accumulated amortization totaled $14.0 million at December 31, 2010. This included a reduction of $3.2 million in unamortized debt issuance costs associated with the repurchases of Notes due 2012 in 2009 and $4.6 million in debt issuance costs written off in connection with the Exchange Offer. Accumulated amortization totaled $13.8 million at December 31, 2009.

        Aggregate future maturities of long-term debt (excluding obligation under capital lease) were as follows at December 31, 2010 (in thousands):

Year ending December 31,
2011	$—
2012	37,695
2013	—
2014	—
2015	—
Thereafter	162,072

$199,767

        During the third quarter of 2010, we received a letter from a law firm, (1) alleging that the firm represented holders of more than 25% of the aggregate outstanding principal amount of the Notes due 2012, (2) purporting to give notice, in accordance with Section 7.01(5) of the indenture governing the Notes due 2012, that we had failed to comply with Section 10.02 of the indenture, and (3) purporting to inform us that the 60-day cure period referenced in Section 7.01(5) of the indenture had commenced. Section 10.02 of the indenture governing the Notes due 2012 prohibits any amendment, supplement or waiver to the indenture from releasing any collateral from the liens of the pledge and security agreements securing the Notes due 2012, except as contemplated by the pledge and security agreements, without the consent of each noteholder affected. The letter alleges that our Exchange Offer in December 2009 and the transactions effected pursuant thereto violated this covenant. Under

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 8—Long-term Debt (Continued)

Section 7.01(5), failure to comply with any of the covenants in the indenture for 60 days after notice is given to us by the holders of at least 25% in aggregate principal amount of the Notes due 2012 then outstanding would constitute an "Event of Default" under the indenture (which could, if properly declared, result in an acceleration of principal and interest payable with respect to the Notes due 2012).

        We believe the alleged claims set forth in the letter are without merit. We did not release any collateral from the liens securing the Notes due 2012 in connection with the Exchange Offer and the transactions effected pursuant thereto. We intend to defend ourselves vigorously against any such claims in the event they are pursued.

Note 9—Fair Value Disclosures

        The following table presents information about our assets measured at fair value on a recurring basis as of December 31, 2010 and December 31, 2009, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total
Cash and cash equivalents at December 31, 2010	$21,314	(1)	$—	$—	$21,314

Cash and cash equivalents at December 31, 2009	$50,669	(2)	$—	$—	$50,669

(1)
Includes $14.5 million of money market mutual funds which invest in U.S. government securities.

(2)
Includes $42.5 million of money market mutual funds which invest in U.S. government securities.

        The bonds issued by U.S. government agencies included in restricted cash and investments in our Consolidated Balance Sheets are classified as held-to-maturity and are reported at amortized cost which approximates fair value at December 31, 2010.

        The estimated fair value of our Notes due 2016 and Notes due 2012 as compared to their carrying value were as follows (in thousands):

	December 31, 2010		December 31, 2009
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value
Notes due 2016	$104,206	$130,125	$94,212	$124,405

Notes due 2012	$34,077	$34,702	$23,817	$30,123

        At December 31, 2010, the estimate of fair value for the Notes due 2016 and Notes due 2012 was determined based on bids from market makers. At December 31, 2009, there was not sufficient liquidity to establish an active market in the Notes due 2016 and Notes due 2012. Therefore, the

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 9—Fair Value Disclosures (Continued)

estimate of fair value at December 31, 2009 was determined using a discounted cash flow approach as well as based on bids from market makers.

        The fair value of the Derivative at December 31, 2010 and December 31, 2009 was zero based on our internal models. We monitor the fair value of the Derivative each reporting period and record changes in fair value through charges or credits to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes due 2012 on the balance sheet. The value of the Derivative can fluctuate based on changes in several factors including the trading price of our common stock, passage of time and other events affecting the Notes due 2012.

Note 10—Leasing Arrangements

        Future minimum lease payments under our operating leases with non-cancelable terms in excess of one year and under our capital lease were as follows at December 31, 2010 (in thousands):

	Operating leases	Capital lease
Years ending December 31,
2011	$36,724	$270
2012	31,919	1,643
2013	28,299	1,643
2014	27,248	1,643
2015	24,243	—
Thereafter	22,074	—

Total minimum lease payments	$170,507	5,199

Less: amount representing interest		1,287

Present value of minimum lease payments		3,912
Less: current portion of obligation under capital lease		225

Obligation under capital lease, net of current portion		$3,687

        In the fourth quarter of 2009, we acquired an indefeasible right of use of dark fiber under a 5-year lease which has been accounted for as a capital lease. The carrying amount of the asset is the present value of the minimum lease payments determined using our incremental borrowing rate. The carrying value of the network equipment under capital lease at December 31, 2010 was $4.2 million as shown in Note 3, Property and Equipment.

        Rent expense under all operating leases, including one-time setup charges from fiber service providers, was $37.2 million in 2010, $36.5 million in 2009 and $37.5 million in 2008. Payments under our operating leases that escalate over the term of the lease are recognized as rent expense on a straight-line basis.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 11—Stockholders' Equity and Stock-Based Compensation

        As described in Note 1, Organization and Business, on December 18, 2009, we effected a 1-for-10 reverse split of our common stock. Accordingly, all share, option, warrant and per share information for all periods prior to the reverse stock split have been retroactively restated to reflect the effect of the reverse stock split.

  Stock Compensation Plans

        FiberTower Corporation 2010 Stock Incentive Plan—On June 3, 2010 our stockholders approved the adoption of the FiberTower Corporation 2010 Stock Incentive Plan (the "2010 Stock Incentive Plan"). The 2010 Stock Incentive Plan provides for the grant of incentive stock options and non-qualified stock options, restricted stock, restricted stock units, stock appreciation rights, phantom stock, and other stock or performance-based awards to all employees, non-employee directors and service providers of FiberTower. The selection of eligible individuals to whom awards will be granted is within the discretion of the Compensation Committee of the Board of Directors. The maximum number of shares of common stock that may be issued under the 2010 Stock Incentive Plan is 6,500,000 shares. The 2010 Stock Incentive Plan terminates June 3, 2020.

        FiberTower Corporation 2001 Stock Incentive Plan (the "2001 Stock Incentive Plan")—The 2001 Stock Incentive Plan had 2.3 million shares reserved for issuance and (1) provides for the issuance of restricted shares as well as incentive stock options and non-qualified stock options; (2) provided for annual awards of restricted shares with an aggregate value of $85,000 to each non-employee director and (3) allowed for an annual increase in the aggregate authorized shares to 1.5% of the then outstanding common shares. Options granted under the 2001 Stock Incentive Plan have a maximum term of up to five years. The 2001 Stock Incentive Plan terminates December 20, 2011.

        Pursuant to the terms of the 2001 Stock Incentive Plan, additional shares of approximately 0.2 million on each of August 29, 2009, August 29, 2008 and August 29, 2007 became available for issuance, for a total number of shares reserved for issuance under the Stock Incentive Plan of 3.0 million shares. In November 2008, the Stock Incentive Plan was amended to limit the number of restricted shares granted to non-employee directors pursuant to the automatic annual awards described above to no more than 0.7% of the number of fully diluted outstanding shares of our common stock as of the date of such grant. On June 3, 2010, our stockholders amended the 2001 Stock Incentive Plan to eliminate further increases in the number of shares available for issuance under this Plan.

        Following is a description of the restricted stock and stock option awards and the activity under the 2010 Stock Incentive Plan and the 2001 Stock Incentive Plan during the years ended December 31, 2010 and 2009.

  Restricted Stock Awards

        Under the 2010 Stock Incentive Plan and the 2001 Stock Incentive Plan, holders of restricted stock awards have voting rights. Because holders of restricted stock have voting rights, such shares are considered outstanding for financial reporting purposes, but are included in net income (loss) per share computations only to the extent vested. In addition, certain of our restricted stock awards convey dividend rights to the holder prior to vesting. These are considered participating securities for purposes of computing net income (loss) per share. See Note 13, Net Loss Per Share for additional information.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 11—Stockholders' Equity and Stock-Based Compensation (Continued)

        A summary of restricted stock award activity in 2010 and 2009 is as follows:

	Number of Shares (000s)	Weighted Average Grant Date Per Share Fair Value
Balance at December 31, 2008	460	$24.70

Granted:
To non-employee directors	105	$1.70
Service-based awards to employees	6	$1.45

Total granted:	111	$1.66
Vested	(413)	$19.96
Cancelled	(39)	$36.71

Balance at December 31, 2009	119	$15.57

Granted:
To non-employee directors	116	$4.24
Service-based awards to employees	2,118 (1)	$3.58
Service and market-based awards to employees:
Market condition price target—$7.00	1,037 (2)	$2.50
Market condition price target—$10.00	1,037 (2)	$1.99

Total granted:	4,308	$2.95
Vested	(156)	$4.17
Cancelled	(33)	$3.45

Balance at December 31, 2010	4,238	$3.13

(1)
The service-based restricted stock awards granted during 2010 vest annually over a three-year period from the grant date and were granted out of the 2010 Stock Incentive Plan (1.4 million shares) and the 2001 Stock Incentive Plan (0.7 million shares).

(2)
The service and market-based awards become eligible for end-of-performance-period cliff vesting 50% upon the price of our common stock remaining at or above $7.00 per share for 20 continuous trading days at any time during the performance period and 50% upon the price of our common stock remaining at or above $10.00 per share for 20 continuous trading days at any time during the performance period. While the service and market-based awards will become eligible for vesting upon attaining the applicable threshold, no eligible portion of the award will vest until the end of the three-year vesting period. The service and market-based awards were granted out of the 2010 Stock Incentive Plan.

        In 2010, we granted 116,000 restricted shares to certain non-employee directors which vested on the day following the date of grant. In 2009, we granted 105,000 of such restricted share awards.

        At December 31, 2010, 3,408,000 restricted shares were outstanding under the 2010 Stock Incentive Plan and 830,000 were outstanding under the 2001 Stock Incentive Plan.

        See Note 2, Basis of Presentation and Accounting Policies for a description of the valuation techniques and related assumptions and estimates used in the calculation of stock-based compensation

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 11—Stockholders' Equity and Stock-Based Compensation (Continued)

expense with respect to restricted stock awards with market-related vesting conditions. The fair value estimate for the 2010 performance awards used the following assumptions: (1) expected stock price volatility of 75%; (2) risk-free interest rate of 1.31% and (3) expected dividend yield of 0%. Stock-based compensation expense for the 2010 performance awards is recognized over the three-year service period.

        We determine the grant date fair value of each time-based vesting restricted stock award based on our stock price at the date of the award.

        At December 31, 2010, there was approximately $9.5 million of unrecognized compensation cost related to restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.4 years. The aggregate intrinsic value of the restricted stock outstanding at December 31, 2010 was $18.9 million.

  Stock Option Awards

        A summary of stock option activity in 2010 and 2009 is as follows:

	Number of Options (000s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value ($000s)
Balance at December 31, 2008	388	$44.60	4.0	$—
Granted to employees	365	$1.59
Cancelled	(94)	$47.03
Exercised	—	—

Balance at December 31, 2009	659	$20.45	3.7	$891
Granted	—	—
Cancelled	(29)	$75.66
Exercised	(9)	$1.40		$25

Balance at December 31, 2010	621	$18.10	2.8	$954

Exercisable at December 31, 2010	546	$19.44	2.8	$858

        Options outstanding at December 31, 2010 that are vested or are expected to vest are as follows:

	Number of Options (000s)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000s)
Vested	546	$19.44	2.8	$858
Options expected to vest	73	$8.42	2.8	91

Total	619	$18.15	2.8	$949

        The aggregate intrinsic values above include only in-the-money options based on our closing stock price of $4.46 per share at December 31, 2010.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 11—Stockholders' Equity and Stock-Based Compensation (Continued)

        The fair value of the options granted was determined using the Black-Scholes- Merton option pricing model and the assumptions set forth below:

	Year Ended December 31,
	2010	2009
Expected life of options	No grants	3.58 years
Volatility		141% - 149%
Risk-free interest rate		1.55% - 2.13%
Expected dividend yield		0.00%

        The weighted-average grant-date fair value per share of stock options granted was $1.36 during 2009.

        At December 31, 2010, there was approximately $0.3 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.3 years.

        The aggregate fair value of options that vested was $0.1 million in 2010, $2.4 million in 2009 and $1.6 million in 2008.

        Under the terms of awards granted under the 2001 Stock Incentive Plan, certain of our key employees' stock option and restricted stock agreements provided that, upon a change in control of FiberTower, 100% of the stock options and restricted shares granted to such employees will become fully vested. The other employees' stock option and restricted stock agreements provided that, upon a change in control of FiberTower, the vesting of stock options and restricted shares granted to such employees will accelerate by one year.

        The Exchange Offer and redemption of debt in December 2009, described in Note 1, Organization and Business, resulted in a change in control of FiberTower which triggered acceleration of vesting of stock options and restricted stock. Following are the shares and related stock-based compensation expense resulting from the acceleration of vesting recorded in the fourth quarter of 2009 (in thousands):

	Stock Options			Restricted Stock			Total
	Shares		$	Shares		$	Shares		$
Cost of service revenues	52		$129	47		$792	99		$921
Sales and marketing	51		96	12		170	63		266
General and administrative	180		336	129		1,716	309		2,052

	283	(1)	$561	188	(1)	$2,678	471	(1)	$3,239

(1)
Three of our officers, the compensation-related costs for whom are classified as general and administrative, waived the acceleration of vesting of a portion of their stock option and restricted stock awards. Absent these waivers, an additional 77,000 stock options would have accelerated for a related stock-based compensation expense of $0.8 million and 73,000 restricted shares would have accelerated for a related stock-based compensation expense of $1.1 million.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 11—Stockholders' Equity and Stock-Based Compensation (Continued)

        Employee and non-employee stock-based compensation expense for restricted stock and stock option awards was recorded in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of service revenues	$939	$2,234	$2,090
Sales and marketing	506	425	1,045
General and administrative	2,822	5,357	3,139

Total	$4,267	$8,016	$6,274

        In 2008, we reversed $0.9 million of previously recognized compensation cost related to the cancellation of unvested restricted stock and stock options for employees who were part of the workforce reduction discussed in Note 4, Restructuring Charges.

        We capitalized negligible amounts of stock-based compensation expense in connection with co-location site acquisition and network construction activities during each of the three years in the period ended December 31, 2010.

        Warrants—During 2009, 31,000 warrants with an exercise price of $18.40 per share expired unexercised. The following table summarizes information about outstanding warrants at December 31, 2010:

Warrants Outstanding			Warrants Exercisable
Exercise Price Per Share	Warrants Outstanding (000s)	Expiration Date	Weighted Average Remaining Contractual Life (Years)	Number Exercisable (000s)	Weighted Average Exercise Price Per Share
$72.50	257	December 2014	4.0	257	$72.50

  Common Stock Reserved for Future Issuance

        Shares of common stock reserved for future issuance at December 31, 2010 were as follows (in thousands):

Convertible Senior Secured Notes Due 2012 ("Notes due 2012")	483	(1)
Warrants	257
Stock options and restricted shares	4,344

Total shares reserved	5,084

(1)
Shares of common stock reserved for future issuance pursuant to the Notes due 2012 were reduced by (1) 2.8 million during 2009 as a result of the repurchases of Notes due 2012 described in Note 8, Long-term Debt and (2) 4.8 million as a result of the Exchange Offer and redemption of debt in December 2009.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—Income Taxes

        A reconciliation of FiberTower's effective income tax rate as a percentage of loss before income taxes and the federal statutory tax rate is as follows:

	Year ended December 31,
	2010	2009	2008
Federal statutory income tax rate (benefit)	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	(2.4)%	183.2%	(6.2)%
Nondeductible interest expense	0.5%	386.6%	0.8%
Stock-based compensation	0.5%	91.0%	(0.1)%
Impairment of FCC licenses	—	—	(7.1)%
Nondeductible items and other	0.0%	26.3%	12.4%
Impact of valuation allowance	36.9%	(688.9)%	27.7%

Effective tax rate (benefit)	0.5%	(36.8)%	(7.5)%

        As a result of the gain on early extinguishment of debt realized on the repurchases of our Notes due 2012 during 2009 as described in Note 8, Long-term Debt, combined with the suspension of the use of net operating losses in certain states, we recorded a state income tax provision of $0.2 million in 2009. For federal tax purposes, the American Recovery and Reinvestment Tax Act of 2009, Section 108(i), allows a taxpayer to elect to defer the recognition of cancellation of indebtedness income ("CODI") from debt re-acquisitions in 2009 and 2010 until 2014, and include the deferred CODI in income ratably over five years beginning in 2014. We intend to utilize this deferral and accordingly we did not record a tax provision for the federal taxes associated with CODI realized for the year ended December 31, 2009. We established a deferred tax liability for this election, which resulted in a corresponding and equal reduction in the valuation allowance recorded against our net deferred tax assets.

        Deferred taxes must be calculated for the cumulative temporary difference between the book and tax basis of assets and liabilities using the effective income tax rates that are expected to be in effect when the temporary difference is expected to reverse. We have a net deferred tax liability on the balance sheet attributable to the basis differential recorded for the FCC licenses.

        In 2008, we recorded an income tax benefit of $20.2 million, with a corresponding decrease to the deferred tax liability as a result of the impairment of FCC licenses. See Note 6, Impairment of FCC Licenses for additional information. The deferred tax liability for FCC licenses effects tax expense for increases or decreases as the FCC licenses are indefinite-lived assets for book purposes. Accordingly, the associated deferred tax liability cannot be utilized in the determination of the valuation allowance required for deferred tax assets due to uncertainty regarding realization.

        In 2009, we updated our overall blended state tax rate computation. The impact of such update was a reduction in the overall state blended tax rate and, in turn, the carrying value of our deferred tax liability. Accordingly, we recorded a discrete, non-cash state income tax benefit of $1.5 million in 2009, with a corresponding decrease to the deferred tax liability.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—Income Taxes (Continued)

        The provision (benefit) for income taxes consists of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Federal:
Current	$—	$—	$—
Deferred	—	—	(19,077)

	—	—	(19,077)

State:
Current	243	221	—
Deferred	—	(1,468)	(1,112)

	243	(1,247)	(1,112)

Total	$243	$(1,247)	$(20,189)

        The income tax provision in 2010 is attributable to uncertain tax positions recorded on state income tax returns filed in 2010. Other than the provisions and benefits for income taxes reflected above, no other provision or benefit for income taxes has been recorded due to (1) our net losses since inception and (2) our present inability to recognize the potential benefits of our net operating loss carryforwards, as described below.

        Deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$38,331	$231,622
Interest accretion on notes	14,963	8,993
Property and equipment	8,009	4,983
Other	5,699	9,915

Total deferred tax assets	67,002	255,513
Deferred tax liabilities:
Deferred gain on extinguishment of debt	(11,450)	(14,571)
Federal impact—state taxes	(2,693)	(11,270)

Deferred tax assets	52,859	229,672
Valuation allowance	(52,859)	(229,672)

Net deferred tax assets	$—	$—

Deferred tax liability—intangible assets	$(71,904)	$(71,904)

        Due to uncertainty in our ability to realize the net deferred tax assets, we have recorded a full valuation allowance against the net deferred tax assets at December 31, 2010 and 2009.

        At December 31, 2010, we had net operating loss carryforwards of approximately $1,717 million for federal income tax purposes. These net operating loss carryforwards begin to expire in 2016 and fully

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 12—Income Taxes (Continued)

expire in 2030. During 2010, we updated our Section 382 analysis through December 31, 2009 and determined that a change in ownership occurred as a result of the Exchange Offer and redemption of debt described in Note 1, Organization and Business. Based on this analysis, there will be approximately $1,620 million of net operating losses that will expire unused due to the Section 382 limitation. Utilization of the net operating loss carryforwards may be subject to a further substantial annual limitation due to historical or future ownership change rules provided by Section 382. During the year ended December 31, 2010, we decreased the valuation allowance by $176.8 million primarily due to the reduction in deferred taxes for our net operating loss carryforwards resulting from the aforementioned Section 382 analysis offset partially by our net loss in 2010. During the year ended December 31, 2009, we decreased the valuation allowance by $23.3 million primarily due to a reduction in the state tax rate used to compute state deferred tax assets and the establishment of additional deferred tax liabilities.

        The following table indicates the changes in our unrecognized tax benefits for 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
Unrecognized Tax Benefits	2010	2009	2008
Balance at beginning of year	$188	$—	$—
Additions based on tax positions taken in a prior year	243	188	—

Balance at end of year	$431	$188	$—

        The entire $0.4 million would impact the effective tax rate if recognized. The statute of limitations for federal tax purposes is generally three years and for state tax purposes, generally four years. However, we continue to carryover tax attributes prior to these periods for federal and state purposes, which would still be open for examination by the respective tax authorities. Accordingly, all years since our inception are open to tax examinations.

Note 13—Net Loss Per Share

        As described in Note 1, Organization and Business, on December 18, 2009, we effected a 1-for-10 reverse split of our common stock. Accordingly, all share, option, warrant and per share information for all periods prior to the reverse stock split have been retroactively restated to reflect the effect of the reverse stock split. Also, in 2009, we adopted guidance which resulted in the retrospective adjustment to prior period net loss per share. The guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are considered participating securities and shall be included in the computation of net loss per share pursuant to the two-class method described in ASC 260-10, Earnings Per Share. The effect of the adoption of this guidance was not material to our net loss per share.

        Basic net loss per share is computed by dividing net loss, excluding net loss allocated to participating securities, by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding. Diluted net loss per share is computed by dividing net loss, excluding net loss allocated to participating securities, by the denominator for basic net loss per share and any dilutive effects of stock options, restricted stock, convertible notes and warrants. Diluted net loss per share was the same as basic net loss per share in the years ended December 31, 2010, 2009

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 13—Net Loss Per Share (Continued)

and 2008 because we had a net loss in those periods and inclusion of potentially issuable shares would be anti-dilutive.

        The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2010	2009	2008
Numerator for basic and diluted net loss per share:
Net loss	$(49,382)	$(2,138)	$(249,829)
Less: Net loss allocated to participating securities	(1,381)	(55)	(9,011)

Net loss attributable to common stockholders	$(48,001)	$(2,083)	$(240,818)

Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	48,173	15,888	15,003
Weighted average unvested restricted shares outstanding	(2,513)	(407)	(541)

Denominator for basic and diluted net loss per share	45,660	15,481	14,462

Basic and diluted net loss per share attributable to common stockholders	$(1.05)	$(0.13)	$(16.65)

        For 2010, 0.6 million stock options were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive. Such amounts were 0.6 million in 2009 and 0.5 million in 2008.

        In addition, during each of the three years in the period ended December 31, 2010, the calculation of diluted net loss per share excluded (1) 0.5 million shares potentially issuable if all currently outstanding Notes due 2012 were converted (see Note 8, Long-term Debt for additional information) and (2) warrants outstanding to acquire 0.3 million shares.

Note 14—Related Party Transactions

        During the years ended December 31, 2010 and 2009, we leased co-location space from a stockholder that (1) owns approximately 5% of our outstanding common stock at December 31, 2010 and (2) has two of its affiliates who serve on our Board of Directors. The aggregate operating expenses included in the Consolidated Statements of Operations pertaining to these lease arrangements, were approximately $3.9 million in 2010, $3.6 million in 2009 and $3.0 million in 2008.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 15—Guarantees and Other Contingencies

        Regulatory Matters—We are subject to significant Federal Communications Commission, or FCC, regulation, some of which is in a state of flux due to challenges to existing rules and proposals to create new rules, including the nation's first National Broadband Plan (NBP), which the FCC released on March 16, 2010. The NBP contains 198 specific recommendations for the FCC, Congress, or other federal, state or local entities to consider implementing in the next 2-to-24 months, including some directly or indirectly related to backhaul. However, it is not clear whether or not any or all of the recommendations will be implemented. Such FCC regulations are subject to different interpretations and inconsistent application and have historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rates, rights-of-way, wireless siting rights and zoning matters. Management believes that resolution of any such disputes will not have a material adverse impact on our consolidated financial position.

        License Renewal—Like most other FCC licenses, the 24 GHz and 38.6-40.0 GHz (39 GHz) wide-area licenses which we hold were granted for an initial ten-year term. All those licenses now possess renewal dates ranging from 2010 to 2021. Due to extensions granted by the FCC, the substantial majority of those 24 GHz and 39 GHz licenses also now possess a June 1, 2012 date to meet construction requirements, also known as "substantial service" requirements.

        We hold two types of 39 GHz licenses which cover either rectangular service areas ("RSAs"), or economic areas ("EAs"). On October 1, 2008, the FCC released an Order governing FiberTower-held 39 GHz licenses. Our RSA 39 GHz licenses with 2007 expiration dates received either (1) ten-year renewals for licenses deemed constructed or (2) ten-year renewals contingent upon meeting construction requirements which the FCC extended until June 1, 2012. All of our RSA licenses previously scheduled to expire in 2007 that are located in our top 50 markets met the FCC's construction standard and, consequently, were renewed for ten years along with some licenses in smaller markets that were protected due to spectrum lease or other construction activity. Our remaining 183 RSA licenses, which were scheduled to expire at various times through 2009 - 2010 and all of our 352 EA licenses which expired October 18, 2010, are subject to this precedent and subject to both renewal application filing requirements and substantial service showings. On October 8, 2008, the FCC also extended the substantial service deadline for the 352 EA licenses to June 1, 2012. Renewal applications filed on October 15, 2010 for these 352 EA licenses remain pending before the FCC. Recent applications to renew or extend construction deadlines for 39 GHz licenses expiring in 2009, 2010 and 2011 have been granted by the FCC. The licenses subject to the renewals or extensions or both, represent over 1.15 billion spectrum Points of Presence, or PoPs, in total.

        To obtain renewal of a license, the licensee must demonstrate that, at the time of renewal, it either met a "safe harbor" build-out requirement or that it has provided substantial service as determined by the FCC. What level of service is considered "substantial" will vary depending upon the type of product offering by the licensee. The FCC has provided specific safe harbor guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the license area. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering service to underserved consumers. On May 25, 2010, the FCC released a Notice of Proposed Rulemaking and Order In the Matter of Amendment of Parts 1, 22, 24, 27, 74, 80, 90, 95, and 101 To Establish Uniform License Renewal, Discontinuance of Operation, and Geographic Partitioning and Spectrum Disaggregation Rules and Policies for Certain Wireless Radio Services; Imposition of a Freeze on the Filing of Competing

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 15—Guarantees and Other Contingencies (Continued)

Renewal Applications for Certain Wireless Radio Services and the Processing of Already-Filed Competing Renewal Applications (WT Docket 10-1112) seeking to establish new uniform license renewal ("Uniform License Renewal" proceeding) rules for many mobile and fixed wireless spectrum bands, including at 24 GHz and 39 GHz. The proposed rules include refinements or changes to the rules governing 24 GHz and 39 GHz spectrum renewal to largely mirror the renewal rules that govern the 700 MHz Commercial Services Band (located at 698-746, 747-762 and 777-792 MHz). These 700 MHz rules requirements include a suggested requirement for geographic-area licensees to file a "renewal showing" in which they demonstrate that they have and are continuing to provide service. The existing 24 GHz and 39 GHz renewal and substantial service requirements will govern until the Uniform License Renewal proceeding produces a final Order. We filed comments in the Uniform License Renewal proceeding on August 6, 2010 and are actively monitoring this proceeding, which remains pending. It is not clear if the Uniform License Renewal proceeding will take months, 1-to-2 years, or longer to fully conclude.

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

        In October 2010, the FCC extended the buildout requirement deadline for 102 of our 103, 24 GHz licenses, in response to our August 26, 2010 extension request. We are required, or expect to be required, to demonstrate substantial service by June 1, 2012 for the majority of our 39 GHz licenses, and for the 102 licenses in the 24 GHz band. We filed renewal applications for those 102 licenses in the 24 GHz band prior to their February 1, 2011 expiration date, yet expect their renewal to be conditioned upon meeting the June 1, 2012 buildout requirement. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 GHz and 39 GHz licenses, which require renewal applications or showings mostly by June 1, 2012. We believe that our licenses will be renewed based on (1) our significant network investment, (2) spectrum offerings, (3) market leadership, (4) expanding geographic coverage and (5) the ability to convey to the FCC information about best practices for refreshing the license renewal standards through the Uniform License Renewal proceeding. This proceeding, which also addresses the spectrum bands that our mobile customers use to operate their networks, could prove to be a catalyst or an obstacle to wireless network operators, depending upon whether the license renewal standards ultimately adopted are market-oriented. However, since we are required to demonstrate substantial service at the time licenses are renewed, the FCC has little and possibly changing precedent in the 24 GHz and 39 GHz bands, and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that do not meet the substantial service safe harbor.

        We continue to meet regularly with the FCC and are committed to present data on our significant market leadership, network investment and expanding geographic coverage to make the spectrum bands viable and able to provide substantial service at renewal and in the long term. We continue to believe that we will meet the substantial service requirements necessary for renewal at the appropriate deadlines and will continue to engage the FCC on this subject.

        Other guarantees—From time to time, we enter into certain types of contracts that contingently require us to indemnify various parties against claims from third parties. These contracts primarily relate to: (1) certain real estate leases, under which we may be required to indemnify property owners

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 15—Guarantees and Other Contingencies (Continued)

for environmental and other liabilities and for other claims arising from our use of the applicable premises; (2) certain agreements with our officers, directors and employees, under which we may be required to indemnify such persons for liabilities arising out of the performance of their duties; (3) contracts under which we may be required to indemnify customers against third-party claims that a FiberTower product or service infringes a patent, copyright or other intellectual property right; and (4) procurement or license agreements under which we may be required to indemnify licensors or vendors for certain claims that may be brought against them arising from our acts or omissions with respect to the supplied products or technology.

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

Note 16—Selected Quarterly Financial Information (Unaudited)

        FiberTower's 2010 and 2009 unaudited selected consolidated quarterly financial information is as follows (in thousands except per share amounts):

	Quarters Ended
	March 31	June 30	September 30	December 31
2010
Service revenues	$17,823	$18,388	$19,443	$20,464
Cost of service revenues	$13,997	$15,205	$15,022	$16,988
Loss from operations	$(8,661)	$(9,595)	$(8,180)	$(9,595)
Net loss	$(11,808)	$(13,051)	$(11,766)	$(12,757)
Basic and diluted net loss per share attributable to common stockholders	$(0.26)	$(0.28)	$(0.25)	$(0.27)
2009
Service revenues	$14,719	$15,579	$16,213	$16,733
Cost of service revenues	$14,141	$14,158	$14,672	$15,249
Loss from operations	$(13,581)	$(11,255)	$(11,810)	$(17,638)
Net income (loss)	$26,712	$20,791	$(21,843)	$(27,798)
Basic net income (loss) per share attributable to common stockholders	$1.76	$1.37	$(1.44)	$(1.53)
Diluted net income (loss) per share attributable to common stockholders	$1.76	$1.36	$(1.44)	$(1.53)

(1)
Net income (loss) for the quarter ended March 31, 2009 included a $53.7 million gain on early extinguishment of debt which was $3.66 per basic and diluted share. Net income (loss) for the quarter ended June 30, 2009 included a $44.6 million gain on early extinguishment of debt which was $3.03 per basic share and $3.00 per diluted share. See Note 8, Long-term Debt for discussion of the repurchases of debt resulting in these gains.

FIBERTOWER CORPORATION

Notes to Consolidated Financial Statements (Continued)

Note 17—Subsequent Events (Unaudited)

  Early Termination Notice

        In February 2011, we received an early termination notice from Clearwire Corporation to terminate service at approximately 220 billing locations effective February 28, 2011, and that they are reviewing approximately 50 additional locations for possible early termination by March 31, 2011. The monthly billing revenue generated by the service terminated February 28, 2011 is approximately $256 thousand while the monthly billing revenue generated by locations being evaluated for March termination is approximately $88 thousand.

        We recognize that it is normal course of business for customers to make decisions to take down service based on their own particular circumstances or requirements. For this reason, we include early termination liability in all of our contracts. Upon termination of the services mentioned above, the customer's early termination charges would be approximately $2.2 million payable immediately.

        The monthly billing revenue terminated and being reviewed for termination represent a portion of our total service contracted by Clearwire. We also consider at potential risk of termination the approximately $426 thousand remaining monthly billing revenue from Clearwire, which would also be subject to additional early termination charges.

        We do not believe that these early terminations will have a material impact on our cash position in 2011.

  Reduction in Force

        On March 3, 2011, we implemented a reduction in force throughout FiberTower resulting in a reduction of approximately 10% of our employee headcount. These actions are designed to reduce our cost structure and are expected to help improve our operating results in 2011. We believe this reduction in force will not impact our ability to continue to meet any of our deployment, operational, sales or customer service commitments.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We do not have any disagreements with our accountants on accounting and financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

        As of December 31, 2010, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to FiberTower's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

(b) Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. Our management has concluded that, as of December 31, 2010, our internal control over financial reporting is effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, Ernst & Young, LLP, has issued an audit report on our internal control over financial reporting, which is included at Item 9A(d) below.

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

(c) Changes in Internal Control over Financial Reporting

        During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
FiberTower Corporation

        We have audited FiberTower Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). FiberTower Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, FiberTower Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of FiberTower Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010 of FiberTower Corporation and our report dated March 11, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

San Francisco, California
March 11, 2011

ITEM 9B.    OTHER INFORMATION

        None

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information regarding Directors, Executive Officers and Corporate Governance required by Item 10 is incorporated by reference to our proxy statement for our 2011 Annual Meeting of Stockholders, which we refer to as our 2011 Proxy Statement.

ITEM 11.    EXECUTIVE COMPENSATION

        The information regarding Executive Compensation required by Item 11 is incorporated by reference to our 2011 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by Item 12 is incorporated by reference to our 2011 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information regarding Certain Relationships and Related Transactions and Director Independence required by Item 13 is incorporated by reference to our 2011 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information regarding Principal Accountant Fees and Services required by Item 14 is incorporated by reference to our 2011 Proxy Statement.

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

FIBERTOWER CORPORATION
Date: March 11, 2011	By:	/s/ THOMAS A. SCOTT Thomas A. Scott Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ KURT J. VAN WAGENEN Kurt J. Van Wagenen	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2011
/s/ THOMAS A. SCOTT Thomas A. Scott	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2011
/s/ JOHN P. KELLY John P. Kelly	Chairman and Director	March 11, 2011
/s/ JOHN K. BRANIFF John K. Braniff	Director	March 11, 2011
/s/ RANDALL A. HACK Randall A. Hack	Director	March 11, 2011
/s/ MARK E. HOLLIDAY Mark E. Holliday	Director	March 11, 2011
/s/ PHILIP M. KELLEY Philip M. Kelley	Director	March 11, 2011
/s/ STEVEN D. SCHEIWE Steven D. Scheiwe	Director	March 11, 2011

EXHIBIT INDEX

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated May 14, 2006, among First Avenue Networks, Inc., FiberTower Corporation and Marlin Acquisition Corporation (incorporated by reference to Registrant's current report on Form 8-K filed on May 18, 2006).
3.1
Amended and Restated Certificate of Incorporation of the Registrant, as amended as of July 23, 2010 (incorporated by reference to Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 2010).
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
4.4
Second Supplemental Indenture, dated as of December 16, 2009, to Indenture, dated as of November 9, 2006, among FiberTower Corporation, as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrant's annual report on Form 10-K for the year ended December 31, 2009).
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
4.7
First Amendment to Pledge and Security Agreement, dated as of December 7, 2009, among FiberTower Corporation, the subsidiary grantors named therein, and Wells Fargo Bank, National Association (as collateral agent) (incorporated by reference to Exhibit 4.7 to the Registrant's annual report on Form 10-K for the year ended December 31, 2009).
4.8
Omnibus Intercreditor Agreement, dated as of December 7, 2009, among Wells Fargo Bank, National Association, in the capacities described therein, FiberTower Corporation, and the subsidiaries of FiberTower Corporation party thereto (incorporated by reference to Exhibit 4.12 to the Registrant's annual report on Form 10-K for the year ended December 31, 2009).
4.9
Indenture, dated as of December 22, 2009, among FiberTower Corporation, as issuer, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on December 29, 2009).

Exhibit No.	Exhibit
4.10	Form of 9.00% Senior Secured Note due 2016, including the form of Guarantee (incorporated by reference to Exhibits A and D to Exhibit 4.1 to the Registrant's current report on Form 8-K filed on December 29, 2009).
4.11
Collateral Agreement, dated as of December 22, 2009, among FiberTower Corporation, the subsidiaries of FiberTower Corporation from time to time party thereto, and Wells Fargo Bank, National Association, as collateral agent (incorporated by reference to Exhibit 4.16 to the Registrant's annual report on Form 10-K for the year ended December 31, 2009).
4.12
Amended and Restated Intercreditor Agreement, dated as of December 22, 2009, among Wells Fargo Bank, National Association, in the capacities described therein, FiberTower Corporation, and the subsidiaries of FiberTower Corporation party thereto (incorporated by reference to Exhibit 4.17 to the Registrant's annual report on Form 10-K for the year ended December 31, 2009).
4.13
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
*10.6
Amended and Restated FiberTower Corporation Stock Incentive Plan as amended as of November 12, 2008 (incorporated by reference to Exhibit 10.13 to the Registrant's annual report on Form 10-K for the year ended December 31, 2008).
*10.7
Amendment to the FiberTower Corporation Amended and Restated Stock Incentive Plan (incorporated by reference to Appendix C to the Registrant's definitive proxy statement on Schedule 14A filed on April 26, 2010).
*10.8
Letter Agreement, dated February 11, 2008, by and between the Company and Thomas A. Scott (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on February 13, 2008).
*10.9
Waiver of Acceleration of Benefits Upon Change of Control, dated December 16, 2009, by and between FiberTower Corporation and Thomas A. Scott (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on December 21, 2009).
*10.10
Letter Agreement, dated February 11, 2008, by and between the Company and Ravi Potharlanka (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on February 13, 2008).

Exhibit No.	Exhibit
*10.11	Waiver of Acceleration of Benefits Upon Change of Control, dated December 16, 2009, by and between FiberTower Corporation and Ravi Potharlanka (incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K filed on December 21, 2009).
*10.12
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
*10.14
Waiver of Acceleration of Benefits Upon Change of Control, dated December 16, 2009, by and between FiberTower Corporation and Kurt J. Van Wagenen (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed on December 21, 2009).
10.15	Form of Indemnification Agreement with Directors (incorporated by reference to Exhibit 10.19 to the Registrant's annual report on Form 10-K for the year ended December 31, 2008).
*10.16	FiberTower Corporation 2010 Stock Incentive Plan (incorporated by reference to Appendix B to the Company's definitive proxy statement on Schedule 14A filed on April 26, 2010).
*10.17
Form of Restricted Stock Agreement under the FiberTower Corporation 2010 Stock Incentive Plan (Time-Vesting) (incorporated by reference to Exhibit 10.2 to the Registrant's current report on Form 8-K filed on June 3, 2010).
*10.18
Form of Restricted Stock Agreement under the FiberTower Corporation 2010 Stock Incentive Plan (Performance-Vesting) (incorporated by reference to Exhibit 10.3 to the Registrant's current report on Form 8-K filed on June 3, 2010).
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