Form 10-Q
period 2011-03-31
FiberTower CORP
filed 2011-05-06
CIK 1010286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 49,647,405 shares of its common stock outstanding as of April 29, 2011.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$14,378	$21,314
Restricted cash and investments, current portion	4,197	5,923
Accounts receivable, net of allowances of $37 and $43 at March 31, 2011 and December 31, 2010, respectively	9,801	10,446
Prepaid expenses and other current assets	2,019	2,001
Total current assets	30,395	39,684
Restricted cash and investments, net of current portion	4,051	4,067
Property and equipment, net	221,510	222,214
FCC licenses	287,495	287,495
Intangible and other long-term assets, net	5,084	5,010
Total assets	$548,535	$558,470

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$4,847	$8,146
Accrued compensation and related benefits	2,535	2,324
Accrued interest payable	1,926	2,092
Other accrued liabilities	2,050	2,118
Current portion of accrued restructuring costs	1,183	1,230
Current portion of obligation under capital lease	483	225
Total current liabilities	13,024	16,135
Other liabilities	1,559	1,138
Deferred rent	7,652	7,613
Asset retirement obligations	5,471	5,281
Accrued restructuring costs, net of current portion	313	539
Obligation under capital lease, net of current portion	3,479	3,687
Long-term debt	166,679	164,827
Deferred tax liability	71,904	71,904
Total liabilities	270,081	271,124
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 49,610 and 49,985 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	50	50
Additional paid-in capital	964,434	963,192
Accumulated deficit	(686,030)	(675,896)
Total stockholders’ equity	278,454	287,346
Total liabilities and stockholders’ equity	$548,535	$558,470

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Service revenues	$23,503	$17,823
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	16,155	13,997
Sales and marketing	698	1,019
General and administrative	5,403	5,097
Depreciation and amortization	8,015	6,371
Total operating expenses	30,271	26,484
Loss from operations	(6,768)	(8,661)
Other income (expense):
Interest expense	(3,385)	(3,362)
Miscellaneous income and expense, net	19	215
Total other expense, net	(3,366)	(3,147)
Net loss	$(10,134)	$(11,808)

Basic and diluted net loss per share attibutable to common stockholders	$(0.21)	$(0.26)

Shares used in computing basic and diluted net loss per share	45,833	45,645

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2011	2010
Operating activities
Net loss	$(10,134)	$(11,808)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	8,015	6,371
Increase in carrying value of long-term debt	1,852	1,725
Stock-based compensation	1,165	903
Other	553	486
Net changes in operating assets and liabilities:
Accounts receivable, net	645	788
Prepaid expenses and other current assets	(18)	(73)
Other long-term assets	(189)	(61)
Accounts payable	(3,299)	(423)
Accrued compensation and related benefits	211	355
Accrued interest payable	(166)	1,594
Other accrued liabilities	70	(419)
Net cash used for operating activities	(1,295)	(562)
Investing activities
Decrease (increase) in restricted cash and investments	1,742	(45)
Purchase of property and equipment	(7,435)	(2,536)
Net cash used for investing activities	(5,693)	(2,581)
Financing activities
Proceeds from exercise of stock options	52	7
Cash provided by financing activities	52	7
Net decrease in cash and cash equivalents	(6,936)	(3,136)
Cash and cash equivalents at beginning of period	21,314	50,669

Cash and cash equivalents at end of period	$14,378	$47,533

Supplemental Disclosures
Cash paid for interest on Notes due 2016	$1,756	$—

See accompanying notes.

FIBERTOWER CORPORATION

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Organization and Business

Organization and operations—FiberTower Corporation (referred to as FiberTower in these financial statements) was incorporated in 1993 in the State of Delaware to build and operate a shared, high-coverage, high-capacity backhaul network for wireless operators and service providers in the United States.

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

We have incurred operating and net losses and negative cash flows since our inception, and we had an accumulated deficit of $686.0 million at March 31, 2011. Our business does not currently generate sufficient cash flow from operations to fund our short-term or long-term liquidity needs. As a result, we have relied primarily on the proceeds from equity and debt financings to fund our operating and investing activities, and we believe that we will be required to raise additional capital in the near future. Failure to generate sufficient revenue or obtain additional capital could have a material adverse effect on our results of operations, financial condition and cash flows.

The recoverability of assets is highly dependent on the ability of management to execute its business plan which is subject to a number of risks including, but not limited to, dependence on key employees, dependence on key customers and suppliers, potential competition from larger, more established companies, the ability to develop and bring new services or products to market (including expansion of our network), the ability to attract and retain additional qualified personnel and the ability to obtain adequate financing to support our planned growth.  Our future performance will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control.

Based upon our current plans, we believe that our existing cash and cash equivalents of $14.4 million at March 31, 2011, will be sufficient to cover our estimated liquidity needs until at least March 31, 2012.  However, our business is capital intensive, and we believe we will require additional amounts to fund capital expenditures and pay operating expenses in the near future. We anticipate that we will incur between $13 million and $17 million in capital expenditures during 2011.

We expect that we will be required to obtain financing through the issuance of equity or debt securities, or both, in order to repay our Notes due 2012 when they mature on November 15, 2012, as we do not expect cash flow from operations alone to be sufficient for such purpose.  We also expect that we will be required to obtain such financing to meet our other liquidity needs in the future. There can be no assurance that this financing will be available to us. If we do not have sufficient funds to meet our liquidity needs, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives. In addition, the terms of our debt agreements may restrict us from adopting some of these alternatives.

Note 2—Basis of Presentation and Accounting Policies

Principles of consolidation and basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

There have been no material changes in our significant accounting policies as of March 31, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Concentrations of significant customers— For the three months ended March 31, 2011 and 2010, the following customers accounted for a significant portion of our revenues:

	Three Months Ended
	March 31,
	2011	2010

AT&T Mobility	43%	42%
Sprint Nextel	16%	20%
Clearwire	15%	16%
T-Mobile	11%	11%

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

AT&T Mobility	53%	59%
Sprint Nextel	15%	12%
Clearwire	5%	7%
T-Mobile	9%	7%

During the three months ended March 31, 2001, Clearwire terminated service at 220 billing locations, representing approximately $256 thousand in monthly service revenue. We recognized approximately $1.5 million in revenue from Clearwire from the collection of early termination charges.  See Note 11, Subsequent Event for information about an additional early termination notice received from Clearwire in April 2011 to terminate service at approximately 375 additional billing locations effective April 30, 2011.  As a result of the Clearwire terminations, the concentration of revenue from significant customers becomes greater.  If revenue from the contracts terminated by Clearwire to date in 2011 had not been recorded during the three months ended March 31, 2011, the percentage of our revenues from AT&T Mobility would have been approximately 50%, from Sprint Nextel approximately 19% and from T-Mobile approximately 13% in the three months ended March 31, 2011.

Also during the three months ended March 31, 2011, we recognized approximately $0.7 million in revenue from the collection of early termination charges from other customers.  Revenue from customers’ early termination of their contracts is recognized when payment is received.  We do not record accounts receivable related to early termination charges.

Recent accounting pronouncements — There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to us.

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
Network equipment	$301,652	$292,025
Network equipment under capital lease	4,224	4,224
Computer software	6,203	5,743
Office equipment and other	2,949	2,938
	315,028	304,930
Less: accumulated depreciation and amortization	(119,207)	(111,273)
Property and equipment in-service, net	195,821	193,657
Construction-in-progress	25,689	28,557
Property and equipment, net	$221,510	$222,214

Internal labor costs and interest were capitalized and included in construction-in-progress as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Internal labor costs	$452	$196
Interest	219	102
Total	$671	$298

We capitalize certain costs related to software developed or obtained.  Computer software costs of $0.5 million were capitalized in the three months ended March 31, 2011 and $0.2 million were capitalized in the three months ended March 31, 2010.

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

See discussion in Note 4, Long-term Debt and Capital Lease regarding the network equipment under capital lease.

Note 4—Long-term Debt and Capital Lease

The carrying value of our indebtedness, excluding our obligation under capital lease, is comprised of the following (in thousands):

	March 31, 2011	December 31, 2010
9.00% Senior secured notes due 2016 (“Notes due 2016”)	$131,616	$130,125
9.00% Convertible senior secured notes due 2012 (“Notes due 2012”)	35,063	34,702
	$166,679	$164,827

9.00% Senior Secured Notes Due 2016 (“Notes due 2016”)

We issued the Notes due 2016 on December 22, 2009, in connection with our exchange offer (“Exchange Offer”) whereby certain of the Notes due 2012 were exchanged for Interim Notes, which were later redeemed for shares of our common stock, cash and the Notes due 2016.  The principal amount of the Notes due 2016 at March 31, 2011 was $120.6 million and at December 31, 2010 was $117.1 million.

The change in the carrying value of our Notes due 2016 for the three months ended March 31, 2011 is summarized as follows (in thousands):

Carrying value of Notes due 2016 at December 31, 2010	$130,125
Accrual of additional notes for payment-in-kind of interest, net of premium amortization	1,491
Carrying value of Notes due 2016 at March 31, 2011	$131,616

We are recognizing interest expense on the Notes due 2016 at the effective interest rate (7.31%) necessary to equate future principal and interest payments to an initial carrying value of $124.3 million. The Notes due 2016 will mature in January 2016. Interest is payable at 9.00% per annum on the principal amount accruing from December 22, 2009, payable semi-annually on January 1 and July 1 of each year beginning July 1, 2010. On each interest payment date, one-third of the interest will be payable in cash and two-thirds of the interest will be payable in additional Notes due 2016 in a principal amount equal to such portion of the interest amount. The Notes due 2016 are carried at a premium to par.  This premium is amortized over the term of the Notes due 2016.  In addition, we are increasing the carrying value of the Notes due 2016 by accruing interest expense for the future issuance of notes through interest payments-in-kind.  The net impact of these adjustments was a $1.5 million increase of the carrying value of the Notes due 2016 in the three months ended March 31, 2011.  When we issued the Notes due 2016, we placed into escrow approximately $11.0 million in cash, classified as restricted cash and investments in our Condensed Consolidated Balance Sheets, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments.  On each of January 1, 2011 and July 1, 2010, we paid the $1.8 million cash portion of the first two interest payments.

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

The indenture governing the Notes due 2016 contains covenants that restrict our ability to (1) incur or guarantee additional indebtedness or issue certain preferred stock, (2) pay dividends or make other distributions, (3) issue capital stock of our restricted subsidiaries, (4) transfer or sell assets, including the capital stock of our restricted subsidiaries, (5) make certain investments or acquisitions, (6) grant liens on our assets, (7) incur dividend or other payment restrictions affecting our restricted subsidiaries, (8) enter into certain transactions with affiliates, and (9) merge, consolidate or transfer all or substantially all of our assets. As of March 31, 2011, we are in compliance with all of the covenants.

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

See Note 5, Fair Value Disclosures for disclosure of the fair value of our Notes due 2016.

9.00% Convertible Senior Secured Notes Due 2012 (“Notes due 2012”)

The change in the carrying value of our Notes due 2012 for the three months ended March 31, 2011 is summarized as follows (in thousands):

Carrying value of Notes due 2012 at December 31, 2010	$34,702
Accretion of principal premium	361
Carrying value of Notes due 2012 at March 31, 2011	$35,063

The Notes due 2012, which mature on November 15, 2012, are fully guaranteed, jointly and severally, by each of our subsidiaries and bear interest at a rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year.

We elected to pay the May 15, 2010 and November 15, 2010 interest payments entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $3.1 million in 2010 in principal amount of Notes due 2012. These additional notes are identical to the original Notes due 2012, except that interest on such additional notes began to accrue from the date they were issued. The interest rate applicable to such interest payments made in additional Notes due 2012 is 11%. Interest payments after November 15, 2010 are payable only in cash.

We will be required to repay any Notes due 2012 that are not redeemed or converted prior to maturity for 125.411% of their principal amount, or $37.7 million. We are accreting the principal premium ratably over the six-year period from inception until the Notes due 2012 mature and are recognizing such accretion as additional interest expense. The effect of this accretion is to increase the effective yield to the holders to 12% per annum based on the par value of the Notes due 2012. The effect of the accretion related to the interest payments made by the issuance of additional notes is to increase the effective yield to the holders from 12% to approximately 13% per annum.

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

We concluded that the embedded feature of the Notes due 2012 related to the make-whole premium and the designated event make-whole premium qualified as derivatives (“Derivative”). The carrying value of the Derivative at March 31, 2011 and December 31, 2010 was zero.

See Note 5, Fair Value Disclosures for disclosure of the fair value of our Notes due 2012 and the Derivative.

Obligation under Capital Lease

In 2009, we acquired an indefeasible right of use of dark fiber under a 5-year lease which has been accounted for as a capital lease. The carrying amount of the asset is the present value of the minimum lease payments determined using our incremental borrowing rate. The carrying value of the network equipment under capital lease at March 31, 2011 and December 31, 2010 was $4.2 million as shown in Note 3, Property and Equipment.

Note 5—Fair Value Disclosures

The following table presents information about our assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total

Cash and cash equivalents at March 31, 2011	$14,378	(1)	$—	$—	$14,378

Cash and cash equivalents at December 31, 2010	$21,314	(2)	$—	$—	$21,314

(1)                                  Includes $4.5 million of money market mutual funds which invest in U.S. Government securities.

(2)                                  Includes $14.5 million of money market mutual funds which invest in U.S. Government securities.

The bonds issued by U.S. government agencies included in restricted cash and investments in our Condensed Consolidated Balance Sheets are classified as held-to-maturity and are reported at amortized cost which approximates fair value at March 31, 2011.

The estimated fair value of our Notes due 2016 and Notes due 2012 as compared to their carrying value were as follows (in thousands):

	March 31, 2011		December 31, 2010
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Notes due 2016	$103,864	$131,616	$104,206	$130,125

Notes due 2012	$34,716	$35,063	$34,077	$34,702

The estimate of fair value for the Notes due 2016 and Notes due 2012 was determined based on bids from market makers.

The fair value of the Derivative at March 31, 2011 and December 31, 2010 was zero. We monitor the fair value of the Derivative each reporting period and record changes in fair value through charges or credits to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes due 2012 on the balance sheet. The value of the Derivative can fluctuate based on changes in several factors including the trading price of our common stock, passage of time and other events affecting the Notes due 2012.

Note 6—Stockholders’ Equity and Stock-Based Compensation

As provided for under the terms of the FiberTower Corporation 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”), in the first quarter of 2011 we awarded 135,000 restricted shares to certain non-employee directors pursuant to automatic annual awards which vested on the day following the date of grant.  In the first quarter of 2010, we awarded 97,000 restricted shares pursuant to such awards.

During the first quarter of 2011, we granted a service-based restricted stock award of 1,000 shares to an employee that vests annually over a three-year period.  During the first quarter of 2010, we did not award restricted shares to employees.  Under the FiberTower Corporation 2010 Stock Incentive Plan and the 2001 Stock Incentive Plan, holders of restricted stock awards have voting rights.  Because holders of restricted stock have voting rights, such shares are considered outstanding for financial reporting purposes, but are included in net income (loss) per share computations only to the extent vested.   In addition, certain of our restricted stock awards convey dividend rights to the holder prior to vesting.  These are considered participating securities for purposes of computing net income (loss) per share.  See Note 8, Net Loss Per Share for additional information.

A summary of restricted stock award activity for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	Number of Shares (000s)
Balance at beginning of period	4,238	119
Granted:	—	—
To non-employee directors	135	97
Service-based award to employee	1	—
Total granted:	136	97
Vested	(153)	(99)
Cancelled	(548)	(1)
Balance at end of period	3,673	116

The weighted-average grant date fair value per share of restricted stock awarded was $3.64 during the three months ended March 31, 2011 and $4.37 during the three months ended March 31, 2010.

At March 31, 2011, there was approximately $7.6 million of unrecognized compensation cost related to restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 2.1 years.  The aggregate intrinsic value of the restricted stock outstanding at March 31, 2011 was $7.4 million.

During the first quarter of 2011 and 2010, we did not award stock options.

A summary of stock option activity for the three months ended March 31, 2011 and 2010 is as follows:

	Three Months Ended March 31,
	2011	2010
	Number of Options (000s)
Balance at beginning of period	621	659
Granted	—	—
Expired and forfeited	(18)	(8)
Exercised	(37)	(5)
Balance at end of period	566	646

Exercisable at end of period	515	521

At March 31, 2011, there was approximately $0.2 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately one year.

Employee and non-employee director’s stock-based compensation expense for restricted stock and stock option awards was recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2011	2010

Cost of service revenues	$214	$99
Sales and marketing	(25)	50
General and administrative	976	754
Total	$1,165	$903

During the three months ended March 31, 2011, we reversed $0.2 million of previously recognized compensation cost related to the cancellation of unvested restricted stock awarded to sales and marketing employees whose employment terminated.  Such amounts were $0.1 million for employees whose payroll-related costs are classified as cost of service revenues and $0.1 million for general and administrative employees.

Warrants — At March 31, 2011, there were 257,000 common stock warrants outstanding with an exercise price of $72.50 per share.  Such warrants expire in December 2014.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at March 31, 2011 were as follows (in thousands):

Convertible Senior Secured Notes Due 2012 (“Notes due 2012”)	483
Warrants	257
Stock options and restricted shares	4,299
Total shares reserved	5,039

Note 7—Income Taxes

Unrecognized tax benefits were $0.4 million at March 31, 2011, unchanged from December 31, 2010.

There is no income tax benefit from our net loss for the three months ended March 31, 2011 as we have recorded a full valuation allowance against our net deferred tax assets.

Note 8—Net Loss Per Share

Basic net loss per share is computed by dividing net loss, excluding net loss allocated to participating securities, by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding.  Diluted net loss per share is computed by dividing net loss, excluding net loss allocated to participating securities, by the denominator for basic net loss per share and any dilutive effects of stock options, restricted stock, convertible notes and warrants.  Diluted net loss per share was the same as basic net loss per share in the three months ended March 31, 2011 and 2010 because we had a net loss in those periods and inclusion of potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
Numerator for basic and diluted net loss per share:
Net loss	$(10,134)	$(11,808)
Less: Net loss allocated to participating securities	(436)	(30)
Net loss attributable to common stockholders	$(9,698)	$(11,778)
Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	49,850	45,763
Weighted average unvested restricted shares outstanding	(4,017)	(118)
Denominator for basic and diluted net loss per share	45,833	45,645

Basic and diluted net loss per share attributable to common stockholders	$(0.21)	$(0.26)

For the three months ended March 31, 2011, 0.6 million stock options were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.  Such amount was 0.7 million in the three months ended March 31, 2010.

In addition, during each of the three months ended March 31, 2011 and 2010, the calculation of diluted net loss per share excluded (1) 0.5 million shares potentially issuable if all currently outstanding Notes due 2012 were converted (see Note 4, Long-term Debt and Capital Lease for additional information) and (2) warrants outstanding to acquire 0.3 million shares.

Note 9—Related Party Transactions

During the three months ended March 31, 2011 and 2010, we leased co-location space from a stockholder that (1) owns approximately 5% of our outstanding common stock at March 31, 2011 and (2) has two of its affiliates who serve on our Board of Directors. The aggregate operating expenses included in the Condensed Consolidated Statements of Operations pertaining to these lease arrangements, were approximately $1.0 million for each of the three months ended March 31, 2011 and March 31, 2010.

Note 10—Guarantees and Other Contingencies

Regulatory Matters— We are subject to significant Federal Communications Commission, or FCC, regulation, some of which is in a state of flux due to challenges to existing rules and proposals to create new rules, including but not limited to, the nation’s first National Broadband Plan (NBP), which the FCC released on March 16, 2010. The NBP contains 198 specific recommendations for the FCC, Congress, or other federal, state or local entities to consider implementing.  Many such recommendations are presently under active FCC, Congressional or Executive Branch consideration, including some directly or indirectly related to backhaul. However, it is not clear the extent to which the recommendations will be implemented. Such FCC regulations, legislation and Executive Branch policies are subject to different interpretations and inconsistent application.  They have historically given rise to disputes with other carriers and municipalities regarding the classification of traffic, rates, rights-of-way, spectrum policy, government procurement policy, backhaul platforms, Universal Service Funding for broadband, network reliability, wireless siting rights and zoning matters. Management believes that resolution of any such disputes will not have a material adverse impact on our consolidated financial position.

License Renewal— Like most other FCC licenses, the 24.25-24.45 GHz and 25.05-25.25 GHz (24GHz) and 38.6-40.0 GHz (39 GHz) wide-area licenses which we hold were granted for an initial ten-year term. All those licenses now possess renewal dates ranging from 2011 to 2021. Due to extensions granted by the FCC, the substantial majority of those 24 GHz and 39 GHz licenses also now possess a June 1, 2012 date to meet construction requirements, also known as “substantial service” requirements.

We hold two types of 39 GHz licenses which cover either rectangular service areas (“RSAs”), or economic areas (“EAs”). On October 1, 2008, the FCC released an Order governing FiberTower-held 39 GHz licenses. Our RSA 39 GHz licenses with 2007 expiration dates received either (1) ten-year renewals for licenses deemed constructed or (2) ten-year renewals contingent upon meeting construction requirements which the FCC extended until June 1, 2012. All of our RSA licenses previously scheduled to expire in 2007 that are located in our top 50 markets met the FCC’s construction standard and, consequently, were renewed for ten years along with some licenses in smaller markets that were protected due to spectrum lease or other construction activity. Our remaining 183 RSA licenses, which were scheduled to expire at various times through 2009 - 2010 and all of our 352 EA licenses which expired October 18, 2010, are subject to this precedent and were renewed subject to both renewal application filing requirements and substantial service showings or construction extension requests. Accordingly, on October 8, 2008, the FCC extended the substantial service deadline for the 352 EA licenses to June 1, 2012. Applications to renew without condition or renew subject to meeting an extended June 1, 2012 construction deadline for: (1) 39 GHz RSA licenses expiring in 2009 and 2010; and (2) for the 352 EA licenses, have been granted. Recent applications to renew without condition or renew subject to meeting an extended June 1, 2012 construction deadline for 39 GHz RSA licenses expiring in 2011 remain pending. The licenses subject to the unconditioned renewal applications or renewal subject to June 1, 2012 construction deadline extensions or both, represent over 1.15 billion spectrum Points of Presence, or PoPs, in total.

To obtain renewal of a license, the licensee must demonstrate that, at the time of renewal, it either met a “safe harbor” build-out requirement or that it has provided substantial service as determined by the FCC. What level of service is considered “substantial” will vary depending upon the type of product offering by the licensee. The FCC has provided specific safe harbor guidance only for point-to-point offerings, where it has indicated the licensee should have constructed four links per channel per million persons in the license area. Licensees may show that they have met the substantial service test in other ways, such as providing niche services or offering service to underserved consumers. On May 25, 2010, the FCC released a Notice of Proposed Rulemaking and Order In the Matter of Amendment of Parts 1, 22, 24, 27, 74, 80, 90, 95, and 101 To Establish Uniform License Renewal, Discontinuance of Operation, and Geographic Partitioning and Spectrum Disaggregation Rules and Policies for Certain Wireless Radio Services; Imposition of a Freeze on the Filing of Competing Renewal Applications for Certain Wireless Radio Services and the Processing of Already-Filed Competing Renewal Applications (WT Docket 10-1112) seeking to establish new uniform license renewal (“Uniform License Renewal” proceeding) rules for many mobile and fixed wireless spectrum bands, including at 24 GHz and 39 GHz. The proposed rules include refinements or changes to the rules governing 24 GHz and 39 GHz spectrum renewal to largely mirror the renewal rules that govern the 700 MHz Commercial Services Band (located at 698-746, 747-762 and 777-792 MHz). These 700 MHz rules requirements include a suggested requirement for geographic-area licensees to file a “renewal showing” in which they demonstrate that they have and are continuing to provide service. The existing 24 GHz and 39 GHz renewal and substantial service requirements will govern until the Uniform License Renewal proceeding produces a final Order. We filed comments in the Uniform License Renewal proceeding on August 6, 2010 and are actively monitoring and engaging in this proceeding, which remains pending. It is not clear if the Uniform License Renewal proceeding will take months, 1-to-2 years, or longer to fully conclude.

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

In October 2010, the FCC extended the buildout requirement deadline for 102 of our 103, 24 GHz licenses, in response to our August 26, 2010 extension request. We are required, or expect to be required, to demonstrate substantial service by June 1, 2012 for the majority of our 39 GHz licenses, and for the 102 licenses in the 24 GHz band. We filed renewal applications for those 102 licenses in the 24 GHz band prior to their February 1, 2011 expiration date, yet expect their renewal to be conditioned upon meeting the June 1, 2012 buildout requirement. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 GHz and 39 GHz licenses, which require renewal applications or showings mostly by June 1, 2012. We believe that our licenses will be renewed based on (1) our significant network investment, (2) spectrum offerings, (3) market leadership, (4) expanding geographic coverage and (5) the ability to convey to the FCC information about best practices for refreshing the license renewal standards through the Uniform License Renewal proceeding. This proceeding, which also addresses the spectrum bands that our mobile customers use to operate their networks, could prove to be a catalyst or an obstacle to wireless network operators, depending upon whether the license renewal standards ultimately adopted are market-oriented. However, since we are required to demonstrate substantial service at the time licenses are renewed, the FCC has little and possibly changing precedent in the 24 GHz and 39 GHz bands, and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that it decides do not meet the substantial service safe harbor.

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

In January 2011, we entered into an indefeasible right of use agreement to lease 2,500 fiber miles of dark fiber with an initial term of 20 years.  Fiber miles are measured by the length of a fiber strand multiplied by the number of fiber strands used in a fiber cable.  We are committed, beginning no later than January 2012, to lease a minimum of 500 fiber miles by the end of each twelve-month period over the first 60 months of the agreement. At the end of the initial term, we have the option to renew the lease for two successive 5-year terms. Our total future minimum lease payments under this agreement are $12.9 million.  No fiber miles have been drawn down on this agreement. Draw downs on this agreement will be accounted for as a capital lease.

Legal proceedings—We are subject to certain legal proceedings and claims in the ordinary course of business. In the opinion of management, the ultimate outcome of these matters will not have a material impact on our financial position or results of operations.

Note 11—Subsequent Event

In April 2011, we received an early termination notice from Clearwire Corporation to discontinue service at approximately 375 additional billing locations effective April 30, 2011, representing approximately $434 thousand in monthly service revenue.    Upon termination of these services, the customer’s early termination charges are expected to be approximately $1.9 million payable immediately.  We previously received notification in February 2011 from Clearwire of early termination at 220 billing locations representing approximately $256 thousand in monthly service revenue.  In connection with the February 2011 termination notification, we received payment for related early termination charges of approximately $1.5 million in the quarter ended March 31, 2011.

We do not believe that these early terminations will have a material impact on our cash position in 2011.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

FORWARD - LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases. Forward - looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These include statements regarding, among other things, our future financial performance and results of operations, our financial and business prospects, the deployment of our services, capital requirements, financing prospects, planned capital expenditures, expected cost per site, anticipated customer growth, expansion plans and anticipated cash balances.

There are many risks, uncertainties and other factors that can prevent the achievement of goals or cause results to differ materially from those expressed or implied by these forward-looking statements.  These include, among other things, negative cash flows and operating and net losses, additional liquidity requirements, potential loss of significant customers, downturns in the wireless communication industry, regulatory costs and restrictions, potential loss of FCC licenses, equipment supply disruptions and cost increases, competition from alternative backhaul service providers and technologies, along with those risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Part II, Item 1A of this Quarterly Report on Form 10-Q (“Risk Factors”).

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

As of March 31, 2011, we had 142 employees, of whom 105 were in Engineering, Market/Field Operations, and Network Operations, the payroll-related costs of which are classified as Cost of Service Revenues; 9 were in Sales and Marketing; and 28 were in General and Administrative.  On March 3, 2011, we implemented a reduction in force resulting in a reduction of approximately 10% of our employee headcount.

As of March 31, 2011:

•                  We provide services to 6,151 billing customer locations at 3,308 deployed sites in 13 markets throughout the U.S;

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

•                  expand our sales efforts and product portfolio, including Ethernet capabilities, to improve our sales funnel and increase bookings;

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

During the first quarter of 2011, we achieved the following financial and operational milestones:

•                  Service revenues grew 32% to $23.5 million from $17.8 million in the first quarter of 2010.  Net of revenue recognized from the collection of early termination charges of $2.2 million in the first quarter of 2011 (including $1.5 million from Clearwire) and $0.6 million in the first quarter of 2010, service revenues grew 23% over that period;

•                  Average monthly revenue per deployed site, net of the revenue recognized from the collection of early termination charges, grew 16% to $2,142 from $1,842 in the first quarter of 2010;

•                  During the first quarter of 2011, we added 32 new deployed sites; and

•                  Adjusted EBITDA improved to positive $3.1 million in the first quarter of 2011 from negative $1.3 million in the first quarter of 2010. Adjusted EBITDA would have been positive $0.9 million in the first quarter of 2011 and negative $1.9 million in the first quarter of 2010, net of the revenue recognized from the collection of early termination charges.  See “Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net loss.

As of March 31, 2011, we had deployed 3,308 sites, of which 2,975 had at least one billing customer. A deployed site may not yet be billing for reasons including that we have not yet sold any service at that site.

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

Service Revenues

We generate revenue by charging a monthly recurring charge based on the amount of bandwidth traffic carried across our network.  Increasing revenues on a per-deployed site basis is one of our most important objectives. Revenue per deployed site, shown later in the Performance Measures section of this MD&A, is a key operating metric reflecting our ability to scale and leverage our existing network.  The duration of our customer contracts is generally for three or five years.

Traffic grows as we construct new sites for customers, sell services to new customers at existing sites, or sell incremental bandwidth to existing customers. The average monthly revenue per deployed site increased to $2,142 in the first quarter of 2011 from $1,842 in the first quarter of 2010.  The revenue per deployed site amounts exclude $2.2 million in the first quarter of 2011 and  $0.6 million in the first quarter of 2010 recognized from the collection of early termination charges.  We intend to continue our focus on site-level margins, project return on investment, and cost reductions.

For the three months ended March 31, 2011 and 2010, the following customers accounted for a significant portion of our revenues:

	Three Months Ended
	March 31,
	2011	2010

AT&T Mobility	43%	42%
Sprint Nextel	16%	20%
Clearwire	15%	16%
T-Mobile	11%	11%

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010

AT&T Mobility	53%	59%
Sprint Nextel	15%	12%
Clearwire	5%	7%
T-Mobile	9%	7%

During the three months ended March 31, 2011, Clearwire terminated service at 220 billing locations, representing approximately $256 thousand in monthly service revenue.  We recognized approximately $1.5 million in revenue from Clearwire for the collection of early termination charges.  See Note 11, Subsequent Event for information about an additional early termination notice received from Clearwire in April 2011 to terminate service at approximately 375 additional billing locations effective April 30, 2011.  As a result of the Clearwire terminations, the concentration of revenue from significant customers becomes greater.  If revenue from the contracts terminated by Clearwire to date in 2011 had not been recorded during the three months ended March 31, 2011, the percentage of our revenues from AT&T Mobility would have been approximately 50%, from Sprint Nextel approximately 19% and from T-Mobile approximately 13% in the three months ended March 31, 2011.

Also during the three months ended March 31, 2011, we recognized approximately $0.7 million in revenue from the collection of early termination charges from other customers.  Revenue from customers’ early termination of their contracts is recognized when payment is received.  We do not record accounts receivable related to early termination charges.

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

General and administrative expenses primarily consist of compensation and related benefits, including stock-based compensation, facilities, travel expenses, professional fees and insurance.

Depreciation and amortization expenses primarily consist of depreciation related to deployed network sites and the amortization of intangible assets with finite lives. We expect depreciation expense to increase in future periods as a result of deploying and commencing depreciation on additional sites.

Interest expense is primarily the result of interest cost incurred on the outstanding balance of our indebtedness. See Note 4, Long-term Debt and Capital Lease for additional information.

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

Acquiring and retaining customers on new and existing sites in a timely fashion is critical to our ability to grow revenue and generate an appropriate return on the capital that we invest. Our business, financial condition and results of operations will be negatively affected if we do not obtain sufficient revenues by maintaining existing sources of revenue, selling incremental bandwidth to existing customers, selling new customers at existing sites and constructing new sites for customers.

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

We have built flexibility into our spending by reducing recurring general and administrative expenses and, in response to recent significant customer cancellations, have implemented further cost savings measures and have reduced our expected 2011 capital expenditures.   On March 3, 2011, we implemented a reduction in force resulting in a reduction of approximately 10% of our employee headcount.  These actions are designed to reduce our cost structure and are expected to help improve our operating results in

2011.  We believe this reduction in force will not impact our ability to continue to meet any of our deployment, operational, sales or customer service agreements.

We expect that we will be required to obtain financing through the issuance of equity or debt securities, or both, in order to repay our Notes due 2012 when they mature on November 15, 2012, as we do not expect cash flow from operations alone to be sufficient for such purpose.  We also expect that we will be required to obtain such financing to meet our other liquidity needs in the future. There can be no assurance that this additional financing will be available to us. If we do not have sufficient funds to meet our liquidity needs, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives. In addition, the terms of our debt agreements may restrict us from adopting some of these alternatives.

Results of Operations

Presented below are selected statements of operations data for the three months ended March 31, 2011 and 2010 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this report. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:

(In thousands)

	Three months ended March 31,
	2011	2010
Service revenues	$23,503	$17,823
Cost of service revenues (excluding depreciation and amortization)	(16,155)	(13,997)
Sales and marketing	(698)	(1,019)
General and administrative	(5,403)	(5,097)
Depreciation and amortization	(8,015)	(6,371)
Interest expense	(3,385)	(3,362)
Miscellaneous income and expense, net	19	215
Net loss	$(10,134)	$(11,808)

The following table presents selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Three months ended March 31,
	2011	2010
Service revenues	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(69)%	(78)%
Sales and marketing	(3)%	(6)%
General and administrative	(23)%	(28)%
Depreciation and amortization	(34)%	(36)%
Interest expense	(14)%	(19)%
Miscellaneous income and expense, net	0%	1%
Net loss	(43)%	(66)%

Non-GAAP Financial Measures

We use the total Adjusted EBITDA, which is a non-GAAP (Generally Accepted Accounting Principles) financial measure, to monitor the financial performance of our operations.  This measurement, together with GAAP measures such as revenue and loss from operations, assists management in its decision-making processes relating to the operation of our business.  Adjusted EBITDA is defined as net income (loss) from operations before interest, taxes, depreciation and amortization, impairment and restructuring charges, severance related to reduction in force, stock-based compensation, gain on early extinguishment of debt, debt exchange expenses and other income (expense).  Adjusted EBITDA is not a substitute for loss from operations, net loss, or cash flow provided by (used for) operating activities as determined in accordance with GAAP, as a measure of performance or liquidity. In addition, our presentation of Adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.  This non-GAAP financial measure should be viewed in addition to, and not as an alternative for, our reported financial results as determined in accordance with GAAP.

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

•                  Adjusted EBITDA does not include impairment of long-lived assets and other charges and credits. We excluded the effect of impairment losses because we believe that including them in Adjusted EBITDA is not consistent with reflecting the ongoing performance of our remaining assets; and

•                  Adjusted EBITDA does not include interest expense. Because we have borrowed money in order to finance our operations, interest expense is a necessary element of our costs and ability to generate profits and cash flows. We excluded interest expense from this measure so that investors may evaluate our operating results without regard to our financing methods.

We compensate for these limitations by using non-GAAP financial measures as only one of several comparative tools, together with GAAP measurements, to assist in the evaluation of our profitability and operating results.

The following table shows the calculation of our total Adjusted EBITDA reconciled to net loss (in thousands):

	Three months ended March 31,
	2011	2010
Net loss	$(10,134)	$(11,808)
Adjustments:
Depreciation and amortization	8,015	6,371
Stock-based compensation	1,165	903
Reduction in force - severance	454	—
Interest expense	3,385	3,362
Impairment of long-lived assets and other charges and credits	244	(98)
Adjusted EBITDA	$3,129	$(1,270)

Adjusted EBITDA would have been positive $0.9 million in the first quarter of 2011 and negative $1.9 million in the first quarter of 2010, net of $2.2 million in the first quarter of 2011 and $0.6 million in the first quarter of 2010 of revenue recognized from the collection of early termination charges.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

Service revenues for the quarter ended March 31, 2011 increased 32% to $23.5 million compared to $17.8 million for the quarter ended March 31, 2010. This increase was primarily driven by selling additional capacity and Ethernet services to customers at existing sites. In addition, we recognized $2.2 million in the first quarter of 2011 and $0.6 million in the first quarter of 2010 from the collection of early termination charges.  The first quarter of 2011 revenue from early termination charges includes $1.5 million from Clearwire and $0.7 million from other customers. The average monthly revenue per deployed site increased to $2,142 in the quarter ended March 31, 2011 compared to $1,842 for the same period of 2010. The revenue per deployed site amount for the quarters ended March 31, 2011 and 2010 excludes the revenue from the collection of early termination charges.  See Note 11, Subsequent Event, for information about an additional early termination notice received from Clearwire in April 2011.

Cost of service revenues (excluding depreciation and amortization) increased 15% to $16.2 million for the quarter ended March 31, 2011 compared to $14.0 million for the quarter ended March 31, 2010.  This increase reflects a $1.2 million increase in fiber service provider charges reflecting growth in Ethernet services and fiber network expansion fueled by new business.  In addition, headcount classified as cost of service revenues increased throughout 2010 to meet the demand for increased construction activities resulting in higher payroll-related expenses and there was an increase in travel and contractor expenses.

Service revenues tend to lag behind cost of service revenues initially for new sites, especially for new construction projects, because there are certain upfront costs that are generally incurred for a period of time before a site generates revenue. These costs include site evaluation expenses, lease payments that are incurred before the site generates revenues, payments to fiber service providers in order to ensure sufficient capacity is available to carry new traffic, as well as costs related to unsuccessful site acquisitions that are incurred during deployment.

Sales and marketing expenses decreased 32% to $0.7 million for the quarter ended March 31, 2011 compared to $1.0 million for the quarter ended March 31, 2010.  The decrease reflects (1) lower payroll-related expenses, including stock-based compensation, resulting from the cancellation of unvested restricted stock awarded to employees whose employment terminated and (2) lower sales commissions.

General and administrative expenses increased 6% to $5.4 million for the quarter ended March 31, 2011 from $5.1 million for the quarter ended March 31, 2010. This increase reflects the recording of $0.5 million in severance expenses related to the reduction in force implemented on March 3, 2011 which resulted in a reduction of approximately 10% of our employee headcount.

Depreciation and amortization expense increased 26% to $8.0 million for the quarter ended March 31, 2011 from $6.4 million for the quarter ended March 31, 2010.  There were $37.0 million in capital additions during the past 12 months driven by upgrading capacity and overlaying Ethernet capability at existing sites and by the addition of 189 new deployed sites.

Interest expense is primarily the result of interest cost incurred on the outstanding balance of our indebtedness.  Interest expense was $3.4 million for each of the quarters ended March 31, 2011 and March 31, 2010.  See Note 4, Long-term Debt and Capital Lease for additional information.

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

The following table shows quarterly key operating metric information.

	Three Months Ended
	Mar. 31, 2011		Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Billing Customer Locations:
Change in billing customer locations	(249	)(1)	162	(6)	37	(110)
Ending billing customer locations	6,151	(1)	6,400	6,238	6,244	6,207
Co-location rate	2.07		2.17	2.21	2.24	2.24

Sites Deployed:
Change in FiberTower sites	32		106	34	17	2
Ending sites deployed	3,308		3,276	3,170	3,136	3,119
Average monthly revenue per site (2)	$2,142		$2,049	$2,029	$1,925	$1,842

(1)                                  During the first quarter of 2011, Clearwire terminated service at 220 billing locations.  See Note 11, Subsequent Event for information about an additional early termination notice received from Clearwire in April 2011 to terminate service at approximately 375 additional billing locations effective April 30, 2011.

(2)                                  The average monthly revenue per deployed site excludes $2.2 million in the first quarter of 2011, $0.3 million in the fourth quarter of 2010, $0.1 million in the third quarter of 2010, $0.3 million in the second quarter of 2010 and $0.6 million in the first quarter of 2010 recognized from the collection of early termination charges.

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

Liquidity and Capital Resources

Our business does not currently generate sufficient cash flow from operations to fund our short-term or long-term liquidity needs. As a result, we have relied primarily on the proceeds from equity and debt financings to fund our operating and investing activities, and we believe that we will be required to raise additional capital in the near future. Based upon our current plans, we believe that our existing cash and cash equivalents of $14.4 million at March 31, 2011, will be sufficient to cover our estimated liquidity needs until at least March 31, 2012. However, our business is capital intensive, and we believe we will require additional amounts to fund capital expenditures and pay operating expenses in the near future. We may also require additional capital to finance our current growth plans, take advantage of business opportunities or pursue potential transactions. To raise capital, we may be required to issue equity securities in public or private offerings or to seek debt financing, or both. We may be unable to secure such additional financing when needed which could harm our business. In addition, any financing we do obtain could be subject to onerous terms. Any additional debt financing could cause us to incur significant interest expense and increase our future financial commitments, and any additional equity financing could be dilutive to our stockholders. If we are unable to secure capital when needed, we may be required to change our business plans and curtail our operations, and our business prospects, financial condition and results of operations would likely be adversely affected.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements. We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will incur between $13 million and $17 million in capital expenditures during 2011.  However, if market conditions or our liquidity position warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

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

Our future performance will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control. We have built flexibility into our spending by reducing recurring general and administrative expenses and, in response to recent significant customer cancellations, have implemented further cost savings measures and have reduced our expected 2011 capital expenditures.  On March 3, 2011, we implemented a reduction in force resulting in a reduction of approximately 10% of our employee headcount.  These actions are designed to reduce our cost structure and are expected to help improve our operating results in 2011.  We believe this reduction in force will not impact our ability to continue to meet any of our deployment, operational, sales or customer service agreements.

We elected to pay the May 2010 and November 2010 interest payments on the Notes due 2012 entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $3.1 million in 2010 in principal amount of Notes due 2012. The interest rate applicable to any such interest payments made in additional Notes due 2012 is 11%. Interest payments after November 2010 are payable only in cash.

Under the terms of our Notes due 2016, if certain specified events occur prior to maturity, holders may require us to repurchase all or part of the Notes due 2016 for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. We may not have sufficient funds at such time to repurchase any or all of the Notes due 2016.

The Notes due 2016 bear interest at 9% accruing from December 22, 2009, payable semi-annually. On each interest payment date, one-third of the interest is payable in cash and two-thirds of the interest is payable in additional Notes due 2016 in a principal amount equal to such portion of the interest amount. When we issued the Notes due 2016, we placed into escrow approximately $11.0 million, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments. On January 1, 2011, we paid the $1.8 million cash portion of our interest obligation.  We issued $3.5 million on January 1, 2011 aggregate principal amount of additional Notes due 2016 for the payment-in-kind portion of interest as described above. The carrying value of the Notes due 2016 at March 31, 2011 was $131.6 million and at December 31, 2010 was $130.1 million.

We expect that we will be required to obtain financing through the issuance of equity or debt securities, or both, in order to repay our Notes due 2012 when they mature on November 15, 2012, as we do not expect cash flow from operations alone to be sufficient for such purpose.  We also expect that we will be required to obtain such financing to meet our other liquidity needs in the future. There can be no assurance that this financing will be available to us. If we do not have sufficient funds to meet our liquidity needs, we may need to reduce our operations or delay our expansion. In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives. In addition, the terms of our debt agreements may restrict us from adopting some of these alternatives.

Our business is in its early stages, and as such we have invested heavily in capital requirements to build and expand our network. As a result, we have incurred operating and net losses and negative cash flows since our inception, and we expect that we will continue to incur operating and net losses and negative cash flows for the next few years.

During the quarter ended March 31, 2011, we entered into an indefeasible right of use agreement to lease 2,500 fiber miles of dark fiber with an initial term of 20 years.  Fiber miles are measured by the length of a fiber strand multiplied by the number of fiber strands used in a fiber cable. We are committed, beginning no later than January 2012, to lease a minimum of 500 fiber miles by the end of each twelve-month period over the first 60 months of the agreement.  At the end of the initial term, we have the option to renew the lease for two successive 5-year terms. Our total future minimum lease payments under this agreement are $12.9 million.  No fiber miles have been drawn down on this agreement. Draw downs on this agreement will be accounted for as a capital lease.

Cash Flow Analysis

Our principal liquidity requirements are for working capital purposes and the expansion of our network through our investment in network equipment and site acquisition and construction costs.

Operating Activities

In the quarter ended March 31, 2011, net cash used for operating activities was $1.3 million compared to net cash used for operating activities of $0.6 million in the quarter ended March 31, 2010. After adjusting for our net loss of $10.1 million and non-cash charges of $11.6 million as shown below, our cash flows used for operations were principally from (1) a decrease in accounts payable of $3.3 million at March 31, 2011 reflecting payment of increased purchases of property and equipment at the end of 2010, partially offset by (2) a decrease in accounts receivable of $0.6 million.  Our days sales outstanding of 43 for the quarter ended March 31, 2011 was essentially flat from the prior quarter.

The following table shows non-cash charges included in net cash used for operating activities (in thousands):

	Three Months Ended March 31,
	2011	2010
Non-cash charges:
Depreciation and amortization	$8,015	$6,371
Increase in carrying value of long-term debt	1,852	1,725
Stock-based compensation	1,165	903
Other, net	553	486
Total non-cash charges	$11,585	$9,485

Investing Activities

Net cash used in investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.  As of March 31, 2011, we provided services to 3,308 deployed sites in 13 markets throughout the U.S.

There were capital additions of $7.4 million in the first quarter of 2011 compared to $2.5 million in the first quarter of 2010.  During the first quarter of 2011, we added 32 new deployed sites.  Additional capital expenditures were made in the first quarter of 2011 in order to upgrade capacity and overlay Ethernet capability at existing sites.  In addition, we incurred capital expenditures to support site builds beyond the first quarter of 2011.  We anticipate that we will incur between $13 million and $17 million in capital expenditures during 2011.  However, if market conditions or our liquidity position warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

Financing Activities

There was $0.1 million provided by the exercise of stock options during the quarter ended March 31, 2011 and a negligible amount during the quarter ended March 31, 2010.

Restricted Cash and Investments

We had total restricted cash and investments of $8.2 million at March 31, 2011 and $10.0 million at December 31, 2010. The balance at March 31, 2011 consisted of (1) approximately $7.5 million invested in cash and bonds issued by U.S. Government agencies, which, together with the earnings thereon, is an amount sufficient to pay the cash portion of the next four interest payments for the Notes due 2016 and (2) $0.7 million of certificates of deposit which collateralize letters of credit, the final expiration date of which is 2015.  The $1.8 million cash portion of the second interest payment for the Notes due 2016 was paid from restricted cash on January 1, 2011.

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

Our critical accounting policies include revenue and expense recognition, useful life assignments and impairment evaluations associated with long-lived assets, including intangible assets, FCC licenses, asset retirement obligations, deferred taxes, leases and stock-based compensation, which are discussed in detail under the caption “Critical Accounting Policies and Estimates” in our Annual Report on Form 10-K for the year ended December 31, 2010.  There were no significant changes in our critical accounting policies or estimates since December 31, 2010.

Related Party Transactions

See Note 9, Related Party Transactions for a description of transactions with a stockholder that has two of its affiliates who serve on our Board of Directors.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no material changes in our market risk exposures for the quarter ended March 31, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.          CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2011, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to FiberTower’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

Except for the risk factor set forth below, there have been no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Our top four customers accounted for 87%, and one of these customers accounted for 44%, of our revenues in 2010.

AT&T Mobility accounted for 44% of our revenues in 2010, 39% of our revenues in 2009 and 40% of our revenues in 2008. In addition, 19% of our 2010 revenues were from Sprint Nextel, 12% of our 2010 revenues were from Clearwire Corporation and 12% of our 2010 revenues were from T-Mobile. During the first four months of 2011, Clearwire Corporation has cancelled approximately 90% of its contracts with us, resulting in early termination penalties which are expected to offset the loss of monthly recurring revenue from Clearwire only for the short term.  As a result of the Clearwire terminations, the concentration of revenue from significant customers becomes greater.  If revenue from the contracts terminated by Clearwire to date in 2011 had not been recorded during the three months ended March 31, 2011, the percentage of our revenues from AT&T Mobility would have been approximately 50%, from Sprint Nextel approximately 19% and from T-Mobile approximately 13% in the three months ended March 31, 2011.  If we are unable to replace this lost monthly recurring revenue through new sales, our business, financial condition and operating results will be harmed.  Further, if we were to lose any of AT&T Mobility, Sprint Nextel, or T-Mobile as a customer, or if any of them reduced their usage of our services, our business, financial condition and operating results would be further harmed. In addition, if any of these customers were to encounter financial difficulties or become financially unable to pay our fees, our business could be adversely affected. If the announced merger of AT&T and T-Mobile is completed, this will result in further concentration of our customer revenues, and could also result in future cancellations of redundant services as the AT&T and T-Mobile networks are consolidated.

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

FIBERTOWER CORPORATION

	By:	/s/ KURT J. VAN WAGENEN
May 6, 2011		Kurt J. Van Wagenen
Date		President and Chief Executive Officer

	By:	/s/ THOMAS A. SCOTT
May 6, 2011		Thomas A. Scott
Date		Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title

†31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.

†31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

†32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.

†32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.

†                                          Filed herewith