Form 10-Q
period 2011-06-30
FiberTower CORP
filed 2011-08-08
CIK 1010286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date: The registrant had 49,779,329 shares of its common stock outstanding as of July 29, 2011.

FIBERTOWER CORPORATION

ITEM 1.   FINANCIAL STATEMENTS

FIBERTOWER CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except par value)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$12,371	$21,314
Restricted cash and investments, current portion	6,084	5,923
Accounts receivable, net of allowances of $53 and $43 at June 30, 2011 and December 31, 2010, respectively	10,119	10,446
Prepaid expenses and other current assets	2,061	2,001
Total current assets	30,635	39,684
Restricted cash and investments, net of current portion	2,177	4,067
Property and equipment, net	213,977	222,214
FCC licenses	287,495	287,495
Intangible and other long-term assets, net	5,235	5,010
Total assets	$539,519	$558,470

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$5,102	$8,146
Accrued compensation and related benefits	2,443	2,324
Accrued interest payable	2,137	2,092
Other accrued liabilities	1,463	2,118
Current portion of accrued restructuring costs	920	1,230
Current portion of obligation under capital lease	734	225
Total current liabilities	12,799	16,135
Other liabilities	1,455	1,138
Deferred rent	7,728	7,613
Asset retirement obligations	5,662	5,281
Accrued restructuring costs, net of current portion	273	539
Obligation under capital lease, net of current portion	3,280	3,687
Long-term debt	168,510	164,827
Deferred tax liability	71,904	71,904
Total liabilities	271,611	271,124
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 400,000 shares authorized, 49,783 and 49,985 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	50	50
Additional paid-in capital	965,392	963,192
Accumulated deficit	(697,534)	(675,896)
Total stockholders’ equity	267,908	287,346
Total liabilities and stockholders’ equity	$539,519	$558,470

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service revenues	$23,434	$18,388	$46,937	$36,211
Operating expenses:
Cost of service revenues (excluding depreciation and amortization)	19,017	15,205	35,172	29,202
Sales and marketing	649	1,130	1,347	2,149
General and administrative	3,409	4,610	8,812	9,707
Depreciation and amortization	8,380	7,038	16,395	13,409
Total operating expenses	31,455	27,983	61,726	54,467
Loss from operations	(8,021)	(9,595)	(14,789)	(18,256)
Other income (expense):
Interest expense	(3,398)	(3,486)	(6,781)	(6,848)
Miscellaneous income and expense, net	22	30	41	245
Total other expense, net	(3,376)	(3,456)	(6,740)	(6,603)
Loss before income taxes	(11,397)	(13,051)	(21,529)	(24,859)
Income tax provision	(107)	—	(109)	—
Net loss	$(11,504)	$(13,051)	$(21,638)	$(24,859)

Basic and diluted net loss per share attrbutable to common stockholders	$(0.24)	$(0.28)	$(0.45)	$(0.54)

Shares used in computing basic and diluted net loss per share	46,101	45,692	45,968	45,648

See accompanying notes.

FIBERTOWER CORPORATION

Condensed Consolidated Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2011	2010
Operating activities
Net loss	$(21,638)	$(24,859)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	16,395	13,409
Impairment of long-lived assets and other charges	3,358	976
Increase in carrying value of long-term debt	3,683	5,120
Stock-based compensation	2,228	1,782
Other	696	858
Net changes in operating assets and liabilities:
Accounts receivable, net	327	(1,156)
Prepaid expenses and other current assets	(60)	48
Other long-term assets	(457)	(360)
Accounts payable	(3,044)	2,551
Accrued compensation and related benefits	119	691
Accrued interest payable	45	1,705
Other accrued liabilities	(930)	(169)
Net cash provided by operating activities	722	596
Investing activities
Decrease (increase) in restricted cash and investments	1,729	(100)
Purchase of property and equipment	(11,312)	(8,979)
Net cash used for investing activities	(9,583)	(9,079)
Financing activities
Repurchases of common stock	(134)	—
Proceeds from exercise of stock options	52	7
Net cash (used for) provided by financing activities	(82)	7
Net decrease in cash and cash equivalents	(8,943)	(8,476)
Cash and cash equivalents at beginning of period	21,314	50,669

Cash and cash equivalents at end of period	$12,371	$42,193

Supplemental Disclosures
Cash paid for interest on Notes due 2016	$1,756	$—
Cash paid for interest on Notes due 2012	$1,353	$—

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

We have incurred operating and net losses and negative cash flows since our inception, and we had an accumulated deficit of $697.5 million at June 30, 2011. Our business does not currently generate sufficient cash flow from operations to fund our short-term or long-term liquidity needs. As a result, we have relied primarily on the proceeds from equity and debt financings to fund our operating and investing activities, and we believe that we will be required to raise additional capital in the near future. Failure to generate sufficient revenue or obtain additional capital could have a material adverse effect on our results of operations, financial condition and cash flows.

The recoverability of assets is highly dependent on the ability of management to execute its business plan which is subject to a number of risks including, but not limited to: (1) our ability to obtain replacement contracts from our customers when their contracts expire or are terminated early, (2) dependence on key customers and suppliers, (3) potential competition from larger, more established companies, (4) the ability to develop and bring new services or products to market (including expansion of our network), (5) dependence on key employees, (6) the ability to attract and retain additional qualified personnel and (7) the ability to obtain adequate financing to support our planned growth.  Our future performance will be affected by financial, business, economic, legislative and other factors, many of which are beyond our control.

Based upon our current plans, we believe that our existing cash and cash equivalents of $12.4 million at June 30, 2011, together with the cash received in July 2011 of $5.6 million resulting from early termination charges discussed in Note 2, Basis of Presentation and Accounting Policies and Note 12, Subsequent Event, will be sufficient to cover our estimated liquidity needs until at least June 30, 2012.  However, our business is capital intensive, and we believe we will require additional amounts to fund capital expenditures and pay operating expenses in the near future. We anticipate that we will incur between $15 million and $17 million in capital expenditures during 2011.

We expect that we will be required to obtain financing through the issuance of equity or debt securities, or both, in order to repay our Notes due 2012 when they mature on November 15, 2012, as we do not expect cash flow from operations alone to be sufficient for such purpose.  We also expect that we will be required to obtain such financing to meet our other liquidity needs in the future. There can be no assurance that this additional financing will be available to us. If we do not have sufficient funds to meet our liquidity needs, we may need to reduce our operations or further delay our expansion. In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives. In addition, the terms of our debt agreements may restrict us from adopting some of these alternatives.

Note 2—Basis of Presentation and Accounting Policies

Principles of consolidation and basis of presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

There have been no material changes in our significant accounting policies as of June 30, 2011 as compared to the significant accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2010.

Concentrations of significant customers— For the three and six months ended June 30, 2011 and 2010, the following customers accounted for a significant portion of our revenues.  The table below shows the concentration of revenue from our significant customers, both including and excluding the effect of the early termination charges received as discussed below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Including early termination charges	Excluding early termination charges	Including early termination charges	Excluding early termination charges	Including early termination charges	Excluding early termination charges	Including early termination charges	Excluding early termination charges

AT&T Mobility	45%	45%	45%	45%	44%	44%	43%	44%
Sprint Nextel	17%	20%	19%	20%	17%	19%	20%	20%
Clearwire	10%	3%	12%	12%	12%	6%	14%	13%
T-Mobile	12%	13%	13%	12%	11%	13%	12%	12%

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

AT&T Mobility	58%	59%
Sprint Nextel	13%	12%
Clearwire	0%	7%
T-Mobile	14%	7%

During 2011, our business has experienced significant volatility as two key customers have terminated service contracts in certain markets with us as a result of various reasons, including cost cutting efforts by customers and a shift from TDM-based T-1 circuits to Ethernet-based circuits.

During the six months ended June 30, 2011, Clearwire cancelled approximately 90% of its contracts with us.  These cancellations resulted in early termination charges which are expected to offset the loss of monthly recurring revenue from Clearwire only for the short term.   During the six months ended June 30, 2011, Clearwire terminated service at 595 billing locations, which, at the time of termination, were generating approximately $690 thousand in monthly service revenue. We recognized $3.3 million in revenue from Clearwire from the collection of early termination charges during the six months ended June 30, 2011.

During the three months ended June 30, 2011, Clearwire terminated service at 375 billing locations, which, at the time of termination, were generating approximately $434 thousand in monthly service revenue.  We recognized $1.9 million in revenue from Clearwire for the collection of early termination charges during the three months ended June 30, 2011.

During the six months ended June 30, 2011, AT&T Mobility terminated T-1 circuits across 311 billing locations which, at the time of termination, were generating approximately $595 thousand of monthly service revenue.  These terminations were partially offset by new growth.  This resulted in approximately $7.5 million of early termination charges related to service that was terminated during the six months ended June 30, 2011.  We recognized $2.1 million in revenue from AT&T Mobility for the collection of early termination charges during the six months ended June 30, 2011 related to the termination of T-1 circuits during November 2010 through April 2011.

During the three months ended June 30, 2011, AT&T Mobility terminated T-1 circuits across 257 billing locations which, at the time of termination, were generating approximately $517 thousand of monthly service revenue.  These terminations were partially offset by new growth.  This resulted in approximately $6.4 million of early termination charges related to service that was terminated during the three months ended June 30, 2011.  We recognized $1.4 million in revenue from AT&T Mobility for the collection of early termination charges during the three months ended June 30, 2011 related to the termination of T-1 circuits during March and April 2011.

As discussed in Note 12, Subsequent Event, in July 2011, we received an additional $5.6 million from AT&T Mobility from the collection of early termination charges related to the termination of T-1 circuits during March, May and June 2011.  In July 2011, AT&T Mobility terminated additional T-1 circuits across 144 billing locations which, at the time of termination, were generating approximately $304 thousand of monthly service revenues.  Together with AT&T Mobility’s early termination charges resulting from the T-1 circuits terminated in July 2011, we may receive an additional $4.1 million in early termination charges from AT&T Mobility during the third quarter of 2011.  Therefore, as revenue from customers’ early termination of their service is recognized when payment is received, we may record approximately $9.7 million as revenue from AT&T Mobility during the third quarter of 2011 for early termination charges related to the termination of T-1 circuits through July 2011.

We do not record accounts receivable related to early termination charges.

Recent accounting pronouncements — There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2010, that are of significance, or potential significance, to us.

Note 3—Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Network equipment	$308,095	$292,025
Network equipment under capital lease	4,224	4,224
Computer software	6,207	5,743
Office equipment and other	2,949	2,938
	321,475	304,930
Less: accumulated depreciation and amortization	(127,508)	(111,273)
Property and equipment in-service, net	193,967	193,657
Construction-in-progress	20,010	28,557
Property and equipment, net	$213,977	$222,214

Internal labor costs and interest were capitalized and included in construction-in-progress as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Internal labor costs	$407	$635	$859	$831
Interest	159	172	378	273
Total	$566	$807	$1,237	$1,104

We capitalize certain costs related to software developed or obtained.  Computer software costs capitalized in the three months ended June 30, 2011 were negligible and $0.5 million were capitalized in the six months ended June 30, 2011.  Computer software costs of $0.1 million were capitalized in the three months ended June 30, 2010 and $0.3 million were capitalized in the six months ended June 30, 2010.

Assets classified as construction-in-progress are not being depreciated as they have not yet been placed in service.

See discussion in Note 5, Long-term Debt and Capital Lease regarding the network equipment under capital lease.

Note 4—Impairment of Long-Lived Assets and Other Charges

Construction of our network is a complex process involving the interaction and assembly of multiple components that result in internal labor, third party and equipment costs. We regularly assess the recoverability of costs accumulated in construction-in-progress as well as those relating to our in-service network assets.  These assessments involve significant assumptions and estimates including the remaining useful life of the assets, technology requirements of our customers, and network configurations.  Actual results may differ from these estimates and assumptions as we execute our network build-out plan and such differences may result in impairment charges in future periods. We recorded impairment charges of $3.1 million in the three months ended June 30, 2011 and $3.4 million in the six months ended June 30, 2011 related to this process.  These impairment charges were $0.9 million in the three months ended June 30, 2010 and $1.0 million in the six months ended June 30, 2010.

The impairment of long-lived assets and other charges are included in cost of service revenues in the Condensed Consolidated Statements of Operations.

Note 5—Long-term Debt and Capital Lease

The carrying value of our indebtedness, excluding our obligation under capital lease, is comprised of the following (in thousands):

	June 30, 2011	December 31, 2010
9.00% Senior secured notes due 2016 (“Notes due 2016”)	$133,074	$130,125
9.00% Convertible senior secured notes due 2012 (“Notes due 2012”)	35,436	34,702
	$168,510	$164,827

9.00% Senior Secured Notes Due 2016 (“Notes due 2016”)

We issued the Notes due 2016 on December 22, 2009, in connection with our exchange offer (“Exchange Offer”) whereby certain of the Notes due 2012 were exchanged for Interim Notes, which were later redeemed for shares of our common stock, cash and the Notes due 2016.  The principal amount of the Notes due 2016 at June 30, 2011 was $120.6 million and at December 31, 2010 was $117.1 million.  The Notes due 2016 are carried at a premium to par.  This premium is amortized over the term of the Notes due 2016.  In addition, we are increasing the principal balance of the Notes due 2016 by accruing interest expense for the future issuance of notes through interest payments-in-kind.  The difference between the principal balance and the carrying value represents the premium to par.

The change in the carrying value of our Notes due 2016 for the six months ended June 30, 2011 is summarized as follows (in thousands):

Carrying value of Notes due 2016 at December 31, 2010	$130,125
Accrual of additional notes for payment-in-kind of interest, net of premium amortization	2,949
Carrying value of Notes due 2016 at June 30, 2011	$133,074

We are recognizing interest expense on the Notes due 2016 at the effective interest rate (7.31%) necessary to equate future principal and interest payments to an initial carrying value of $124.3 million. The Notes due 2016 will mature in January 2016. Interest is payable at 9.00% per annum on the principal amount accruing from December 22, 2009, payable semi-annually on January 1 and July 1 of each year beginning July 1, 2010. On each interest payment date, one-third of the interest will be payable in cash and two-thirds of the interest will be payable in additional Notes due 2016 in a principal amount equal to such portion of the interest amount. When we issued the Notes due 2016, we placed into escrow approximately $11.0 million in cash, classified as restricted cash and investments in our Condensed Consolidated Balance Sheets, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments.  On each of January 1, 2011 and July 1, 2011, we paid the $1.8 million cash portion of the first two interest payments.

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

The indenture governing the Notes due 2016 contains covenants that restrict our ability to (1) incur or guarantee additional indebtedness or issue certain preferred stock, (2) pay dividends or make other distributions, (3) issue capital stock of our restricted subsidiaries, (4) transfer or sell assets, including the capital stock of our restricted subsidiaries, (5) make certain investments or acquisitions, (6) grant liens on our assets, (7) incur dividend or other payment restrictions affecting our restricted subsidiaries, (8) enter into certain transactions with affiliates, and (9) merge, consolidate or transfer all or substantially all of our assets. As of June 30, 2011, we are in compliance with all of the covenants.

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

See Note 6, Fair Value Disclosures for disclosure of the fair value of our Notes due 2016.

9.00% Convertible Senior Secured Notes Due 2012 (“Notes due 2012”)

The change in the carrying value of our Notes due 2012 for the six months ended June 30, 2011 is summarized as follows (in thousands):

Carrying value of Notes due 2012 at December 31, 2010	$34,702
Accretion of principal premium	734
Carrying value of Notes due 2012 at June 30, 2011	$35,436

The Notes due 2012, which mature on November 15, 2012, are fully guaranteed, jointly and severally, by each of our subsidiaries and bear interest at a rate of 9.00% per annum, payable semi-annually in arrears on May 15 and November 15 of each year.

We elected to pay the May 15, 2010 and November 15, 2010 interest payments entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $3.1 million in 2010 in principal amount of Notes due 2012. These additional notes are identical to the original Notes due 2012, except that interest on such additional notes began to accrue from the date they were issued. The interest rate applicable to such interest payments made in additional Notes due 2012 is 11%. Interest payments after November 15, 2010 are payable only in cash.  On May 16, 2011, we paid the $1.4 million interest payment in cash.

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

If our common stock has traded at or above 150% of the $62.20 per share conversion price for 20 of any 30 consecutive trading days and the daily trading volume for each such trading day, when multiplied by the closing sale price for such trading day, equals at least $8.0 million, we may redeem any of the Notes due 2012, in whole or in part, at 100% of the aggregate accreted principal amount, together with accrued and unpaid interest.

We concluded that the embedded feature of the Notes due 2012 related to the make-whole premium and the designated event make-whole premium qualified as derivatives (“Derivative”). The carrying value of the Derivative at June 30, 2011 and December 31, 2010 was zero.

See Note 6, Fair Value Disclosures for disclosure of the fair value of our Notes due 2012 and the Derivative.

Obligation under Capital Lease

In 2009, we acquired an indefeasible right of use of dark fiber under a 5-year lease which has been accounted for as a capital lease. The carrying amount of the asset is the present value of the minimum lease payments determined using our incremental borrowing rate. The carrying value of the network equipment under capital lease at June 30, 2011 and December 31, 2010 was $4.2 million as shown in Note 3, Property and Equipment.

Note 6—Fair Value Disclosures

The following table presents information about our assets measured at fair value on a recurring basis as of June 30, 2011 and December 31, 2010, and indicates the fair value hierarchy of the valuation techniques we utilized to determine such fair value (in thousands):

	Quoted Prices in Active Markets for Identical Assets or Liabilities		Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1		Level 2	Level 3	Total

Cash and cash equivalents at June 30, 2011	$12,371	(1)	$—	$—	$12,371

Cash and cash equivalents at December 31, 2010	$21,314	(2)	$—	$—	$21,314

(1)           Includes $4.5 million of money market mutual funds which invest in U.S. Government securities.

(2)           Includes $14.5 million of money market mutual funds which invest in U.S. Government securities.

The bonds issued by U.S. government agencies included in restricted cash and investments in our Condensed Consolidated Balance Sheets are classified as held-to-maturity and are reported at amortized cost which approximates fair value at June 30, 2011.

The estimated fair value of our Notes due 2016 and Notes due 2012 as compared to their carrying value were as follows (in thousands):

	June 30, 2011		December 31, 2010
	Estimated Fair Value	Carrying Value	Estimated Fair Value	Carrying Value

Notes due 2016	$71,152	$133,074	$104,206	$130,125

Notes due 2012	$25,398	$35,436	$34,077	$34,702

The estimate of fair value for the Notes due 2016 and Notes due 2012 was determined based on bids from market makers.

The fair value of the Derivative at June 30, 2011 and December 31, 2010 was zero. We monitor the fair value of the Derivative each reporting period and record changes in fair value through charges or credits to miscellaneous income, net with an offsetting adjustment to the carrying value of the Notes due 2012 on the balance sheet. The value of the Derivative can fluctuate based on changes in several factors including the trading price of our common stock, passage of time and other events affecting the Notes due 2012.

Note 7—Stockholders’ Equity and Stock-Based Compensation

Under the FiberTower Corporation 2010 Stock Incentive Plan and the FiberTower Corporation 2001 Stock Incentive Plan (the “2001 Stock Incentive Plan”), holders of restricted stock awards have voting rights.  Because holders of restricted stock have voting rights, such shares are considered outstanding for financial reporting purposes, but are included in net income (loss) per share computations only to the extent vested.   In addition, certain of our restricted stock awards convey dividend rights to the holder prior to vesting.  These are considered participating securities for purposes of computing net income (loss) per share.  See Note 9, Net Loss Per Share for additional information.

A summary of restricted stock award activity for the three and six months ended June 30, 2011 and 2010 is as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2011	2010	2011	2010
		Number of Shares (000s)
Balance at beginning of period		3,673	116	4,238	119
Granted:
To non-employee directors	(1)	—	18	135	116
Service-based awards to employees	(2)	65	2,075	66	2,075
Service and market-based awards to employees:	(3)
Market condition price target - $3.50		125	—	125	—
Market condition price target - $6.50		125	—	125	—
Market condition price target - $7.00		—	1,037	—	1,037
Market condition price target - $10.00		—	1,037	—	1,037
Total granted		315	4,167	451	4,265
Vested		(612)	(19)	(765)	(119)
Cancelled		(38)	(6)	(586)	(7)
Balance at end of period		3,338	4,258	3,338	4,258

(1)           As provided for under the terms of the 2001 Stock Incentive Plan, we awarded restricted shares to certain non-employee directors pursuant to automatic annual awards which vested on the day following the date of grant.  The weighted average grant date fair value of these awards granted during the six months ended June 30, 2011 was $3.64 per share and during the six months ended June 30, 2010 was $4.24 per share based on our common stock price at the date of the award.

(2)           The grant date fair value of the service-based awards granted during the six months ended June 30, 2011 was $1.65 per share and during the six months ended June 30, 2010 was $3.56 per share based on our common stock price at the date of the award.  These awards vest annually over a three-year period from the grant date.

(3)           The grant date fair value of the service and market-based awards were as follows:

Grant Date Per Share Fair Value
Market condition price target - $3.50	$0.73
Market condition price target - $6.50	$0.44
Market condition price target - $7.00	$2.50
Market condition price target - $10.00	$1.99

The service and market-based awards become eligible for end-of-performance-period cliff vesting upon the price of our common stock remaining at or above the market condition price target for 20 continuous trading days at any time during the performance period.  While the service and market-based awards will become eligible for vesting upon attaining the applicable market condition price target, no eligible portion of the award will vest until the end of the three-year vesting period.

At June 30, 2011, there was approximately $6.8 million of unrecognized compensation cost related to restricted stock awards. This compensation cost is expected to be recognized over a weighted-average period of approximately 1.9 years.  The aggregate intrinsic value of the restricted stock outstanding at June 30, 2011 was $4.0 million.

During the first six months of 2011 and 2010, we did not award stock options.

A summary of stock option activity for the three and six months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	Number of Options (000s)
Balance at beginning of period	566	646	621	659
Granted to employees	—	—	—	—
Expired and forfeited	(20)	(10)	(38)	(19)
Exercised	—	—	(37)	(4)
Balance at end of period	546	636	546	636

Exercisable at end of period	507	528	507	528

At June 30, 2011, there was approximately $0.2 million of unrecognized compensation cost related to stock options. This compensation cost is expected to be recognized over a weighted-average period of approximately nine months.

Employee and non-employee director’s stock-based compensation expense for restricted stock and stock option awards was recorded in the Condensed Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of service revenues	$328	$182	$542	$281
Sales and marketing	98	102	73	152
General and administrative	637	595	1,613	1,349
Total	$1,063	$879	$2,228	$1,782

During the six months ended June 30, 2011, we reversed $0.2 million of previously recognized compensation cost related to the cancellation of unvested restricted stock awarded to sales and marketing employees whose employment terminated.  Such amounts were $0.1 million for employees whose payroll-related costs are classified as cost of service revenues and $0.1 million for general and administrative employees.

Warrants — At June 30, 2011, there were 257,000 common stock warrants outstanding with an exercise price of $72.50 per share.  Such warrants expire in December 2014.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance at June 30, 2011 were as follows (in thousands):

Convertible Senior Secured Notes Due 2012 (“Notes due 2012”)	483
Warrants	257
Stock options and restricted shares	3,997
Total shares reserved	4,737

Note 8—Income Taxes

There was a $0.1 million state tax provision recorded during the three months ended June 30, 2011.

Unrecognized tax benefits were $0.4 million at June 30, 2011, unchanged from December 31, 2010.

There is no income tax benefit from our net loss for the six months ended June 30, 2011 as we have recorded a full valuation allowance against our net deferred tax assets.

Note 9—Net Loss Per Share

Basic net loss per share is computed by dividing net loss, excluding net loss allocated to participating securities, by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding.  Diluted net loss per share is computed by dividing net loss, excluding net loss allocated to participating securities, by the denominator for basic net loss per share and any dilutive effects of stock options, restricted stock, convertible notes and warrants.  Diluted net loss per share was the same as basic net loss per share in the three and six months ended June 30, 2011 and 2010 because we had a net loss in those periods and inclusion of potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator for basic and diluted net loss per share:
Net loss	$(11,504)	$(13,051)	$(21,638)	$(24,859)
Less: Net loss allocated to participating securities	(419)	(205)	(857)	(230)
Net loss attributable to common stockholders	$(11,085)	$(12,846)	$(20,781)	$(24,629)
Denominator for basic and diluted net loss per share:
Weighted average shares outstanding	49,681	47,038	49,765	46,384
Weighted average unvested restricted shares outstanding	(3,580)	(1,346)	(3,797)	(736)
Denominator for basic and diluted net loss per share	46,101	45,692	45,968	45,648

Basic and diluted net loss per share attributable to common stockholders	$(0.24)	$(0.28)	$(0.45)	$(0.54)

For each of the three and six months ended June 30, 2011, 0.6 million stock options were excluded from the calculation of diluted net loss per share because their inclusion would have been anti-dilutive.  Such amounts were 0.3 million for each of the three and six months ended June 30, 2010.

In addition, during each of the three and six months ended June 30, 2011 and 2010, the calculation of diluted net loss per share excluded (1) 0.5 million shares potentially issuable if all currently outstanding Notes due 2012 were converted (see Note 5, Long-term Debt and Capital Lease for additional information) and (2) warrants outstanding to acquire 0.3 million shares.

Note 10—Related Party Transactions

During the three and six months ended June 30, 2011 and 2010, we leased co-location space from a stockholder that (1) owns approximately 5% of our outstanding common stock at June 30, 2011 and (2) has two of its affiliates who serve on our Board of Directors. The aggregate operating expenses included in the Condensed Consolidated Statements of Operations pertaining to these lease arrangements, were approximately $1.0 million for the three months ended June 30, 2011 and $2.0 million for the six months ended June 30, 2011.  Such amounts were approximately $0.9 million for the three months ended June 30, 2010 and $1.9 million for the six months ended June 30, 2010.

Note 11—Guarantees and Other Contingencies

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

We hold two types of 39 GHz licenses which cover either rectangular service areas (“RSAs”), or economic areas (“EAs”). On October 1, 2008, the FCC released an Order governing FiberTower-held 39 GHz licenses. Our RSA 39 GHz licenses with 2007 expiration dates received either (1) ten-year renewals for licenses deemed constructed or (2) ten-year renewals contingent upon meeting construction requirements which the FCC extended until June 1, 2012. All of our RSA licenses previously scheduled to expire in 2007 that are located in our top 50 markets met the FCC’s construction standard and, consequently, were renewed for ten years along with some licenses in smaller markets that were protected due to spectrum lease or other construction activity. Our remaining 183 RSA licenses, which were scheduled to expire at various times through 2009 - 2010 and all of our 352 EA licenses which were to expire on October 18, 2010, are subject to this precedent and were renewed subject to both renewal application filing requirements and substantial service showings or construction extension requests. Accordingly, on October 8, 2008, the FCC extended the substantial service deadline for the 352 EA licenses to June 1, 2012. Applications to renew without condition or renew subject to meeting an extended June 1, 2012 construction deadline for: (1) 39 GHz RSA licenses expiring in 2009 and 2010; and (2) for the 352 EA licenses, have been granted. Recent applications to renew without condition or renew subject to meeting an extended June 1, 2012 construction deadline for 39 GHz RSA licenses expiring in 2011 remain pending. The licenses subject to the unconditioned renewal applications or renewal subject to June 1, 2012 construction deadline extensions or both, represent over 1.15 billion spectrum Points of Presence, or PoPs, in total.

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

In October 2010, the FCC extended the buildout requirement deadline for 102 of our 103, 24 GHz licenses, in response to our August 26, 2010 extension request. We are required, or expect to be required, to demonstrate substantial service by June 1, 2012 for the majority of our 39 GHz licenses, and for the 102 licenses in the 24 GHz band. We filed renewal applications for those 102 licenses in the 24 GHz band prior to their February 1, 2011 expiration date, but we expect their renewal to be conditioned upon meeting the June 1, 2012 buildout requirement. We do not currently meet the substantial service safe harbor guidance provided by the FCC for the substantial majority of our 24 GHz and 39 GHz licenses, which require renewal applications or showings mostly by June 1, 2012. We believe that our licenses will be renewed based on (1) our significant network investment, (2) spectrum offerings, (3) market leadership, (4) expanding geographic coverage and (5) the ability to convey to the FCC information about best practices for refreshing the license renewal standards through the Uniform License Renewal proceeding. This proceeding, which also addresses the spectrum bands that our mobile customers use to operate their networks, could prove to be a catalyst or an obstacle to wireless network operators, depending upon whether the license renewal standards ultimately adopted are market-oriented. However, since we are required to demonstrate substantial service at the time licenses are renewed, the FCC has little and possibly changing precedent in the 24 GHz and 39 GHz bands, and determination of substantial service is subject to FCC discretion, the FCC could choose to not renew licenses that it decides do not meet the substantial service safe harbor.

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

Note 12—Subsequent Event

In July 2011, we received an additional $5.6 million from AT&T Mobility from the collection of early termination charges related to the termination of T-1 circuits during March, May and June 2011.  In July 2011, AT&T Mobility terminated additional T-1 circuits across 144 billing locations which, at the time of termination, were generating approximately $304 thousand of monthly service revenues.  Together with AT&T Mobility’s early termination charges resulting from the T-1 circuits terminated in July 2011, we may receive an additional $4.1 million in early termination charges from AT&T Mobility during the third quarter of 2011.  Therefore, as revenue from customers’ early termination of their service is recognized when payment is received, we may record approximately $9.7 million as revenue from AT&T Mobility during the third quarter of 2011 for early termination charges related to the termination of T-1 circuits through July 2011.

We believe that these early terminations will have a positive impact on our cash position in 2011.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (“MD&A”)

FORWARD - LOOKING STATEMENTS

This report includes “forward-looking” statements, as that term is defined in the Private Securities Litigation Reform Act of 1995 or by the Securities and Exchange Commission, or SEC, in its rules, regulations and releases. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. These include statements regarding, among other things, our future financial performance and results of operations including our expected range of 2011 capital expenditures, our financial and business prospects, the deployment of our services, capital requirements, financing prospects, planned capital expenditures, expected cost per site, anticipated customer growth, expansion plans and anticipated cash balances.

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

As of June 30, 2011, we had 138 employees, of whom 102 were in Engineering, Market/Field Operations, and Network Operations, the payroll-related costs of which are classified as Cost of Service Revenues; 8 were in Sales and Marketing; and 28 were in General and Administrative.  On March 3, 2011, we implemented a reduction in force resulting in a reduction of approximately 10% of our employee headcount.

As of June 30, 2011:

•                  We provide services to 5,777 billing customer locations at 3,335 deployed sites in 13 markets throughout the U.S;

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

As an important part of our business strategy, we seek to:

•                  maintain liquidity through efficient capital allocation and by balancing new site and market growth;

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

•                  expand within existing markets or add new markets based on increasing demand for backhaul services; and

•                  continue to develop additional revenue sources through new solutions that meet the needs of our customers.

The growth of our business depends substantially on the condition of the wireless communications industry. The willingness of customers to purchase our services is affected by numerous factors, including:

•                  market demand for wireless services and the impact of next generation technology including Long-Term Evolution (LTE) traffic on the marketplace;

•                  demand for fiber-based solutions vs. wireless solutions;

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

During the second quarter of 2011, we achieved the following financial and operational milestones:

•                  Service revenues grew 27% to $23.4 million from $18.4 million in the second quarter of 2010.  Net of revenue recognized from the collection of early termination charges of $3.4 million in the second quarter of 2011 and $0.3 million in the second quarter of 2010, service revenues grew 11% over that period;

•                  Average monthly revenue per deployed site, net of the revenue from the collection of early termination charges, grew 4% to $2,003 from $1,925 in the second quarter of 2010.  We expect that the average monthly revenue per deployed site will decrease in subsequent quarters as a result of customers’ early termination of service;

•                  During the second quarter of 2011, we added 27 new deployed sites; and

•                  Adjusted EBITDA, net of the revenue recognized from the collection of early termination charges, improved to positive $1.2 million in the second quarter of 2011 from negative $1.0 million in the second quarter of 2010.  See “Results of Operations—Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to net loss.

As of June 30, 2011, we had deployed 3,335 sites, of which 2,985 had at least one billing customer. A deployed site may not yet be billing for various reasons including that we have not yet sold any service at that site.

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

Traffic grows as we construct new sites for customers, sell services to new customers at existing sites, or sell incremental bandwidth to existing customers. The average monthly revenue per deployed site increased to $2,003 in the second quarter of 2011 from $1,925 in the second quarter of 2010.  The revenue per deployed site amounts exclude $3.4 million in the second quarter of 2011 and  $0.3 million in the second quarter of 2010 recognized from the collection of early termination charges.  We intend to continue our focus on site-level margins, project return on investment, and cost reductions.

For the three and six months ended June 30, 2011 and 2010, the following customers accounted for a significant portion of our revenues.  The table below shows the concentration of revenue from our significant customers, both including and excluding the effect of the early termination charges received as discussed below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2010		2011		2010
	Including early termination charges	Excluding early termination charges	Including early termination charges	Excluding early termination charges	Including early termination charges	Excluding early termination charges	Including early termination charges	Excluding early termination charges

AT&T Mobility	45%	45%	45%	45%	44%	44%	43%	44%
Sprint Nextel	17%	20%	19%	20%	17%	19%	20%	20%
Clearwire	10%	3%	12%	12%	12%	6%	14%	13%
T-Mobile	12%	13%	13%	12%	11%	13%	12%	12%

Accounts receivable from these customers comprised the following percentages of our total accounts receivable balances at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

AT&T Mobility	58%	59%
Sprint Nextel	13%	12%
Clearwire	0%	7%
T-Mobile	14%	7%

During 2011, our business has experienced significant volatility as two key customers have terminated service contracts in certain markets with us as a result of various reasons, including cost cutting efforts by customers and a shift from TDM-based T-1 circuits to Ethernet-based circuits.  We are not able to predict at this time whether such customers will choose to terminate additional service contracts with us or whether other customers will choose to terminate their contracts in the future.  A significant majority of our current customer contracts provide T-1 backhaul service. These contracts generally have a five-year term, and a significant number of these contracts expire each year. As a result of increased data usage by cell phone users, we expect our customers will generally not renew this T-1 backhaul service, but will instead seek backhaul service, such as the Ethernet backhaul service that we provide, that has greater data capacity.

If we are unable to replace this lost monthly recurring revenue upon the early termination or expiration of these contracts through new sales, our business, financial condition and operating results will be harmed.  Additionally, if we were to lose Sprint Nextel or T-Mobile as a customer, or if AT&T Mobility further reduced their usage of our services, our business, financial condition and operating results would be further harmed.  In addition, if any of these customers were to encounter financial difficulties or become financially unable to pay our fees, our business could be adversely affected. If the announced merger of AT&T Mobility and T-Mobile is completed, this will result in further concentration of our customer revenues, and could also result in future cancellations of redundant services as the AT&T Mobility and T-Mobile networks are consolidated.

During the six months ended June 30, 2011, Clearwire cancelled approximately 90% of its contracts with us.  These cancellations resulted in early termination charges which are expected to offset the loss of monthly recurring revenue from Clearwire only for the short term.   During the six months ended June 30, 2011, Clearwire terminated service at 595 billing locations, which, at the time of termination, were generating approximately $690 thousand in monthly service revenue. We recognized $3.3 million in revenue from Clearwire from the collection of early termination charges during the six months ended June 30, 2011.

During the three months ended June 30, 2011, Clearwire terminated service at 375 billing locations, which, at the time of termination, were generating approximately $434 thousand in monthly service revenue.  We recognized $1.9 million in revenue from Clearwire for the collection of early termination charges during the three months ended June 30, 2011.

During the six months ended June 30, 2011, AT&T Mobility terminated T-1 circuits across 311 billing locations which, at the time of termination, were generating approximately $595 thousand of monthly service revenue.  These terminations were partially offset by new growth.  This will result in approximately $7.5 million of early termination charges related to service that was terminated during the six months ended June 30, 2011.  We recognized $2.1 million in revenue from AT&T Mobility for the collection of early termination charges during the six months ended June 30, 2011 related to the termination of T-1 circuits during November 2010 through April 2011.

During the three months ended June 30, 2011, AT&T Mobility terminated T-1 circuits across 257 billing locations which, at the time of termination, were generating approximately $517 thousand of monthly service revenue.  These terminations were partially offset by new growth.  This will result in approximately $6.4 million of early termination charges related to service that was terminated during the three months ended June 30, 2011.  We recognized $1.4 million in revenue from AT&T Mobility for the collection of early termination charges during the three months ended June 30, 2011 related to the termination of T-1 circuits during March and April 2011.

As discussed in Note 12, Subsequent Event, in July 2011, we received an additional $5.6 million from AT&T Mobility from the collection of early termination charges related to the termination of T-1 circuits during March, May and June 2011.  In July 2011, AT&T Mobility terminated additional T-1 circuits across 144 billing locations which, at the time of termination, were generating approximately $304 thousand of monthly service revenues.  Together with AT&T Mobility’s early termination charges resulting from the T-1 circuits terminated in July 2011, we may receive an additional $4.1 million in early termination charges from AT&T Mobility during the third quarter of 2011.  Therefore, as revenue from customers’ early termination of their service is recognized when payment is received, we may record approximately $9.7 million as revenue from AT&T Mobility during the third quarter of 2011 for early termination charges related to the termination of T-1 circuits through July 2011.

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

Construction of our network is a complex process involving the interaction and assembly of multiple components that result in internal labor, third party and equipment costs. We regularly assess the recoverability of costs accumulated in construction-in-progress as well as those relating to our in-service network assets.  These assessments involve significant assumptions and estimates including the remaining useful life of the assets, technology requirements of our customers, and network configurations.  Actual results may differ from these estimates and assumptions as we execute our network build-out plan and such differences may result in impairment charges in future periods.   We recorded impairment charges of $3.1 million in the three months ended June 30, 2011 and $0.9 million in the three months ended June 30, 2010 related to this process which is included in cost of service revenues.  These impairment charges were $3.4 million in the six months ended June 30, 2011 and $1.0 million in the six months ended June 30, 2010.

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

Interest expense is primarily the result of interest cost incurred on the outstanding balance of our indebtedness. See Note 5, Long-term Debt and Capital Lease for additional information.

Challenges Facing Our Business

In addition to the Risk Factors, there are various challenges facing our business. These include the transforming nature of our market including the shift from TDM-based T-1 circuits to Ethernet-based circuits, expanding our network capacity to support rapidly growing bandwidth, acquiring and retaining customers on new and existing sites, deploying new sites in a predictable manner, the concentrated nature of our customers and the weakened state of the U.S. economy.

We operate in a transforming market. Our future success depends on an increased demand for wireless services for voice and other mobile broadband services such as transmissions of photos or videos and internet communication.  A significant majority of our current customer contracts provide T-1 backhaul service. These contracts generally have a five-year term, and a significant number of these contracts expire each year. As a result of increased data usage by cell phone users, we expect our customers will generally not renew this T-1 backhaul service, and will instead seek backhaul service, such as Ethernet backhaul service that we provide, that has greater data capacity.   In addition, as described above, recently, we have had two significant customers terminate service contracts in certain markets with us as a result of various reasons, including cost cutting efforts by customers and a shift from TDM-based T-1 circuits to Ethernet-based circuits.  We are not able to predict at this time whether such customers will choose to terminate additional service contracts with us or whether other customers will choose to terminate their contracts in the future.  If we are unable to obtain replacement contracts, whether for Ethernet service or otherwise, upon expiration or early termination of our T-1 contracts, our business and results of operations will be adversely affected.

Our ability to expand our network capacity to support rapidly growing demand for bandwidth will be critical to our success. We expect that as demand for bandwidth grows and as customers shift from TDM-based T-1 circuits to Ethernet-based circuits, revenue per Mbps will decline at a rapid pace. It can be challenging to manage profitability if our cost structure does not decline at a level consistent with the decline in revenue per Mbps. In addition, competitors may be, and have been, able to reduce the prices of their services significantly or may offer, and have offered, backhaul connectivity with other services, which could make their services more attractive to customers.

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

We expect that we will be required to obtain financing through the issuance of equity or debt securities, or both, in order to repay our Notes due 2012 when they mature on November 15, 2012, as we do not expect cash flow from operations alone to be sufficient for such purpose.  We also expect that we will be required to obtain such financing to meet our other liquidity needs in the future. There can be no assurance that this additional financing will be available to us. If we do not have sufficient funds to meet our liquidity needs, we may need to reduce our operations or further delay our expansion. In addition, we may be required to sell assets, issue additional equity securities or incur additional debt, or we may need to refinance or restructure all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives. In addition, the terms of our debt agreements may restrict us from adopting some of these alternatives.

Results of Operations

Presented below are selected statements of operations data for the three and six months ended June 30, 2011 and 2010 that have been derived from our unaudited condensed consolidated financial statements. You should read this information together with the unaudited condensed consolidated financial statements and related notes that are included elsewhere in this report. Our historical results are not necessarily indicative of the results that are expected in future periods.

Statements of Operations Data:

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service revenues	$23,434	$18,388	$46,937	$36,211
Cost of service revenues (excluding depreciation and amortization)	(19,017)	(15,205)	(35,172)	(29,202)
Sales and marketing	(649)	(1,130)	(1,347)	(2,149)
General and administrative	(3,409)	(4,610)	(8,812)	(9,707)
Depreciation and amortization	(8,380)	(7,038)	(16,395)	(13,409)
Interest expense	(3,398)	(3,486)	(6,781)	(6,848)
Miscellaneous income and expense, net	22	30	41	245
Income tax provision	(107)	—	(109)	—
Net loss	$(11,504)	$(13,051)	$(21,638)	$(24,859)

The following table presents selected statements of operations data as a percentage of our service revenues for each of the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Service revenues	100%	100%	100%	100%
Cost of service revenues (excluding depreciation and amortization)	(81)%	(83)%	(75)%	(81)%
Sales and marketing	(3)%	(6)%	(3)%	(6)%
General and administrative	(14)%	(25)%	(19)%	(27)%
Depreciation and amortization	(36)%	(38)%	(35)%	(37)%
Interest expense	(15)%	(19)%	(14)%	(19)%
Miscellaneous income and expense, net	0%	0%	0%	1%
Income tax provision	(0)%	—	(0)%	—
Net loss	(49)%	(71)%	(46)%	(69)%

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

The following table shows the calculation of our total Adjusted EBITDA reconciled to net loss (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(11,504)	$(13,051)	$(21,638)	$(24,859)
Adjustments:
Depreciation and amortization	8,380	7,038	16,395	13,409
Stock-based compensation	1,063	879	2,228	1,782
Reduction in force - severance	—	—	454	—
Interest expense	3,398	3,486	6,781	6,848
Impairment of long-lived assets and other charges and credits	3,146	967	3,390	869
Income tax provision	107	—	109	—
Adjusted EBITDA	4,590	(681)	7,719	(1,951)
Early termination charges	(3,391)	(275)	(5,635)	(862)
Adjusted EBITDA, net of early termination charges	$1,199	$(956)	$2,084	$(2,813)

Three months ended June 30, 2011 compared to three months ended June 30, 2010

Service revenues for the quarter ended June 30, 2011 increased 27% to $23.4 million compared to $18.4 million for the quarter ended June 30, 2010. This increase, net of the revenue from the collection of early termination charges discussed below, was primarily driven by selling additional capacity and Ethernet services to customers at existing sites. We recognized $3.4 million in the second quarter of 2011 and $0.3 million in the second quarter of 2010 from the collection of early termination charges.  The second quarter of 2011 revenue from early termination charges includes $1.9 million from Clearwire and $1.4 million from AT&T Mobility.  Net of revenue recognized from the collection of early termination charges, service revenues grew 11% in the quarter ended June 30, 2011 over the quarter ended June 30, 2010.  The average monthly revenue per deployed site, net of the revenue from the collection of early termination charges, increased to $2,003 in the quarter ended June 30, 2011 compared to $1,925 for the same period of 2010.  As discussed in Note 12, Subsequent Event, as revenue from customers’ early termination of their service is recognized when payment is received, we may record approximately $9.7 million as revenue from AT&T Mobility during the third quarter of 2011 for early termination charges related to the termination of T-1 circuits through July 2011.

Cost of service revenues (excluding depreciation and amortization) increased 25% to $19.0 million for the quarter ended June 30, 2011 compared to $15.2 million for the quarter ended June 30, 2010.  This increase reflects $3.1 million related to the writeoff of excess equipment, a $1.5 million increase in fiber service provider charges reflecting growth in Ethernet services and fiber network expansion fueled by new business and a $0.4 million increase in site rent expense reflecting the addition of 199 new deployed sites during the past 12 months.  Partially offsetting this increase was an impairment charge recorded in the quarter ended June 30, 2010 of $0.9 million related to the write off of certain internal labor and third party costs accumulated in construction-in-progress which were deemed unrecoverable based upon changes to our network build-out plans.

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

Sales and marketing expenses decreased 43% to $0.6  million for the quarter ended June 30, 2011 compared to $1.1 million for the quarter ended June 30, 2010.  The decrease reflects a lower headcount resulting in lower payroll-related expenses and lower sales commissions.

General and administrative expenses decreased 26% to $3.4 million for the quarter ended June 30, 2011 from $4.6 million for the quarter ended June 30, 2010. This decrease reflects a lower headcount resulting in lower payroll-related expenses, reductions in contractor and consulting fees and overall cost reduction efforts.

Depreciation and amortization expense increased 19% to $8.4 million for the quarter ended June 30, 2011 from $7.0 million for the quarter ended June 30, 2010.  There were $34.4 million in capital additions during the past 12 months driven by upgrading capacity and overlaying Ethernet capability at existing sites and by the addition of 199 new deployed sites.

Interest expense is primarily the result of interest cost incurred on the outstanding balance of our indebtedness.  Interest expense was $3.4 million for the quarter ended June 30, 2011 and $3.5 million for the quarter ended June 30, 2010.  See Note 5, Long-term Debt and Capital Lease for additional information.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

Service revenues for the six months ended June 30, 2011 increased 30% to $46.9 million compared to $36.2 million for the six months ended June 30, 2010. This increase, net of the revenue from the collection of early termination charges, was primarily driven by selling additional capacity and Ethernet services to customers at existing sites. We recognized $5.6 million in the six months ended June 30, 2011 and $0.9 million in the six months ended June 30, 2010 from the collection of early termination charges.  The six months ended June 30, 2011 revenue from early termination charges includes $3.3 million from Clearwire and $2.1 million from AT&T Mobility.  Net of revenue recognized from the collection of early termination charges, service revenues grew 17% in the six months ended June 30, 2011 over the six months ended June 30, 2010.  The average monthly revenue per deployed site, net of the revenue from the collection of early termination charges, increased to $2,073 in the six months ended June 30, 2011 compared to $1,884 for the same period of 2010.  As discussed in Note 12, Subsequent Event, as revenue from customers’ early termination of their service is recognized when payment is received, we may record approximately $9.7 million as revenue from AT&T Mobility during the third quarter of 2011 for early termination charges related to the termination of T-1 circuits through July 2011.

Cost of service revenues (excluding depreciation and amortization) increased 20% to $35.2 million for the six months ended June 30, 2011 compared to $29.2 million for the six months ended June 30, 2010.  This increase reflects $3.4 million related to the writeoff of excess equipment, a $2.7 million increase in fiber service provider charges reflecting growth in Ethernet services and fiber network expansion fueled by new business and a $0.6 million increase in site rent expense reflecting the addition of 199 new deployed sites during the past 12 months.  In addition, headcount classified as cost of service revenues was higher during the six months ended June 30, 2011 than during the six months ended June 30, 2010 to meet the demand for increased construction activities resulting in higher payroll-related expenses.  Partially offsetting this increase was an impairment charge recorded in the six months ended June 30, 2010 of $1.0 million, primarily related to the write off of certain internal labor and third party costs accumulated in construction-in-progress which were deemed unrecoverable based upon changes to our network build-out plans.

Sales and marketing expenses decreased 37% to $1.3 million for the six months ended June 30, 2011 compared to $2.1 million for the six months ended June 30, 2010.  The decrease reflects a lower headcount resulting in lower payroll-related expenses and lower sales commissions.

General and administrative expenses decreased 9% to $8.8 million for the six months ended June 30, 2011 from $9.7 million for the six months ended June 30, 2010.  This decrease reflects a lower headcount resulting in lower payroll-related expenses, reductions in contractor and consulting fees and overall cost reduction efforts.  This decrease was partially offset by the recording of $0.5 million in severance expenses related to the reduction in force implemented on March 3, 2011 which resulted in a reduction of approximately 10% of our employee headcount.

                Depreciation and amortization expense increased 22% to $16.4 million for the six months ended June 30, 2011 from $13.4 million for the six month ended June 30, 2010.  There were $34.4 million in capital additions during the past 12 months driven by upgrading capacity and overlaying Ethernet capability at existing sites and by the addition of 199 new deployed sites.

Interest expense was $6.8 million for each of the six months ended June 30, 2011 and June 30, 2010.  See Note 5, Long-term Debt and Capital Lease for additional information.

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

Revenue per deployed site is the key operating metric reflecting the capital efficiency of our network as we grow by means of new capital expenditures or by adding additional customers to the current network. Given the fixed cost nature of our network, revenue per deployed site also indicates our ability to leverage our existing asset base to generate higher-margin incremental revenue.  The number of sites deployed reflects the utilization of new capital expenditures required to expand the network and support our sales growth while the number of customer locations billing is an indicator of the productivity of the network.  We expect that the average monthly revenue per deployed site will decrease in subsequent quarters as a result of customers’ early termination of service.

The following table shows quarterly key operating metric information.

	Three Months Ended
	June 30, 2011		Mar. 31, 2011		Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010
Billing Customer Locations:
Change in billing customer locations	(374	)(1)	(249	)(1)	162	(6)	37	(110)
Ending billing customer locations	5,777	(1)	6,151	(1)	6,400	6,238	6,244	6,207
Co-location rate	1.94		2.07		2.17	2.21	2.24	2.24

Sites Deployed:
Change in FiberTower sites	27		32		106	34	17	2
Ending sites deployed	3,335		3,308		3,276	3,170	3,136	3,119
Average monthly revenue per site (2)	$2,003		$2,142		$2,049	$2,029	$1,925	$1,842

(1)                                 During the second quarter of 2011, Clearwire terminated service at 375 billing locations.  During the first quarter of 2011, Clearwire terminated service at 220 billing locations.

(2)                                 The average monthly revenue per deployed site excludes $3.4 million in the second quarter of 2011 and $2.2 million in the first quarter of 2011 from the collection of early termination charges.  The average monthly revenue per deployed site excludes $0.3 million in the fourth quarter of 2010, $0.1 million in the third quarter of 2010, $0.3 million in the second quarter of 2010 and $0.6 million in the first quarter of 2010 recognized from the collection of early termination charges.

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

Liquidity and Capital Resources

Our business does not currently generate sufficient cash flow from operations to fund our short-term or long-term liquidity needs.  Our business is in its early stages, and as such we have invested heavily in capital requirements to build and expand our network. As a result, we have incurred operating and net losses and negative cash flows since our inception, and we expect that we will continue to incur operating and net losses and negative cash flows for the next few years.  As a result, we have relied primarily on the proceeds from equity and debt financings to fund our operating and investing activities, and we believe that we will be required to raise additional capital in the near future.  Based upon our current plans, we believe that our existing cash and cash equivalents of $12.4 million at June 30, 2011, together with the cash received in July 2011 of $5.6 million resulting from early termination charges discussed in Note 2, Basis of Presentation and Accounting Policies and Note 12, Subsequent Event, will be sufficient to cover our estimated liquidity needs until at least June 30, 2012.

However, our business is capital intensive, and we believe we will require additional amounts to fund capital expenditures and pay operating expenses in the near future. We may also require additional capital to finance our current growth plans, take advantage of business opportunities or pursue potential transactions. To raise capital, we may be required to issue equity securities in public or private offerings or to seek debt financing, or both. We may be unable to secure such additional financing when needed which could harm our business.  If we are unable to secure capital when needed, we may be required to change our business plans and curtail our operations, and our business prospects, financial condition and results of operations would likely be adversely affected.  In addition, we may be required to sell assets or refinance or restructure all or a portion of our indebtedness at or before maturity. We may not be able to accomplish any of these alternatives. In addition, the terms of our debt agreements may restrict us from adopting some of these alternatives.  In addition, any financing we do obtain could be subject to onerous terms. Any additional debt financing could cause us to incur significant interest expense and increase our future financial commitments, and any additional equity financing could be dilutive to our stockholders.

Our primary liquidity needs arise from capital requirements necessary to expand our network and fund operating losses. We anticipate that we will continue to invest significantly in deploying our network over the next several years. The size of our capital requirements will depend on numerous factors, including our ability to grow revenues, control costs, and deploy our network on a timely basis according to plan and customer requirements.  As we continue to manage our liquidity, we are largely focused on accepting new business that offers the opportunity to recover our capital investments within twelve months.  We will require significant cash expenditures related to capital construction costs and operating losses. We anticipate that we will incur between $15 million and $17 million in capital expenditures during 2011.  However, if market conditions or our liquidity position warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

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

Notes due 2012

We elected to pay the May 2010 and November 2010 interest payments on the Notes due 2012 entirely by the issuance of additional Notes due 2012, as permitted under the related indenture. This resulted in the issuance of an additional $3.1 million in 2010 in principal amount of Notes due 2012. The interest rate applicable to any such interest payments made in additional Notes due 2012 is 11%. Interest payments after November 2010 are payable only in cash.  On May 16, 2011, we paid the $1.4 million interest payment in cash.  We expect that we will be required to obtain financing through the issuance of equity or debt securities, or both, in order to repay our Notes due 2012 when they mature on November 15, 2012, as we do not expect cash flow from operations alone to be sufficient for such purpose.

Notes due 2016

Under the terms of our Notes due 2016, if certain specified events occur prior to maturity, holders may require us to repurchase all or part of the Notes due 2016 for cash at a repurchase price equal to 101% of their aggregate accreted principal amount, plus accrued and unpaid interest. We may not have sufficient funds at such time to repurchase any or all of the Notes due 2016.

The Notes due 2016 bear interest at 9% accruing from December 22, 2009, payable semi-annually. On each interest payment date, one-third of the interest is payable in cash and two-thirds of the interest is payable in additional Notes due 2016 in a principal amount equal to such portion of the interest amount. When we issued the Notes due 2016, we placed into escrow approximately $11.0 million, which, together with the earnings thereon, was an amount sufficient to pay the cash portion of the first six interest payments. On January 1, 2011, we paid the $1.8 million cash portion of our interest obligation and we issued $3.5 million aggregate principal amount of additional Notes due 2016 for the payment-in-kind portion of interest as described above. The carrying value of the Notes due 2016 at June 30, 2011 was $133.1 million and at December 31, 2010 was $130.1 million.  On July 1, 2011, we paid the $1.8 million cash portion of our interest obligation and we issued $3.6 million aggregate principal amount of additional Notes due 2016 for the payment-in-kind portion of interest as described above.

Capital Lease

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

Operating Activities

In the six months ended June 30, 2011, net cash provided by operating activities was $0.7 million compared to net cash provided by operating activities of $0.6 million in the six months ended June 30, 2010. After adjusting for our net loss of $21.6 million and non-cash charges of $26.4 million as shown below, our cash flows used for operations were principally from a decrease in accounts payable of $3.0 million at June 30, 2011 reflecting payment of increased purchases of property and equipment at the end of 2010 and a decrease of $0.9 million of other accrued liabilities.  Our days sales outstanding, net of revenue from the collection of early termination charges, was 45 for the quarter ended June 30, 2011 compared to 42 for the quarter ended December 31, 2010.

The following table shows non-cash charges included in net cash provided by operating activities (in thousands):

	Six Months Ended June 30,
	2011	2010
Non-cash charges:
Depreciation and amortization	$16,395	$13,409
Impairment of long-lived assets and other charges	3,358	976
Increase in carrying value of long-term debt	3,683	5,120
Stock-based compensation	2,228	1,782
Other	696	858
Total non-cash charges	$26,360	$22,145

Investing Activities

Net cash used for investing activities consisted primarily of our investment in network equipment and site construction costs as well as the back-office systems to support the network.  As of June 30, 2011, we provided services to 3,335 deployed sites in 13 markets throughout the U.S.

There were capital additions of $11.3 million in the first six months of 2011 compared to $9.0 million in the first six months of 2010.  During the first six months of 2011, we added 59 new deployed sites.  Additional capital expenditures were made in the first six months of 2011 in order to upgrade capacity and overlay Ethernet capability at existing sites.  In addition, we incurred capital expenditures to support site builds beyond the first six months of 2011.  We anticipate that we will incur between $15 million and $17 million in capital expenditures during 2011.  However, if market conditions or our liquidity position warrant, we expect to be able to slow the amount of capital expenditures to a level consistent with the business needs at that time.

Financing Activities

During the six months ended June 30, 2011, there was $0.1 million used for the repurchases of our common stock which were withheld by us to satisfy tax obligations arising upon the vesting of restricted stock.  There was no such amount during the six months ended June 30, 2010.  There was $0.1 million provided by the exercise of stock options during the six months ended June 30, 2011 and a negligible amount during the six months ended June 30, 2010.

Restricted Cash and Investments

We had total restricted cash and investments of $8.3 million at June 30, 2011 and $10.0 million at December 31, 2010. The balance at June 30, 2011 consisted of (1) approximately $7.5 million invested in cash and bonds issued by U.S. Government agencies, which, together with the earnings thereon, is an amount sufficient to pay the cash portion of the next four interest payments for the Notes due 2016 and (2) $0.8 million of certificates of deposit which collateralize letters of credit, the final expiration date of which is 2015.  The $1.8 million cash portion of the second interest payment for the Notes due 2016 was paid from restricted cash on January 1, 2011.

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

Related Party Transactions

See Note 10, Related Party Transactions for a description of transactions with a stockholder that has two of its affiliates who serve on our Board of Directors.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We believe that there have been no material changes in our market risk exposures for the quarter ended June 30, 2011 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.        CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2011, our management carried out an evaluation under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”).  Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-Q, (1) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to FiberTower’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The loss of business from our top customers could have a material adverse impact on our business.

AT&T Mobility accounted for 44% of our revenues in 2010, 39% of our revenues in 2009 and 40% of our revenues in 2008. In addition, 19% of our 2010 revenues were from Sprint Nextel, 12% of our 2010 revenues were from Clearwire Corporation and 12% of our 2010 revenues were from T-Mobile.

During the first six months of 2011, Clearwire has cancelled approximately 90% of its contracts with us, resulting in early termination charges which are expected to offset the loss of monthly recurring revenue from Clearwire only for the short term.  During the first seven months of 2011, AT&T Mobility terminated T-1 circuits across 455 billing locations representing approximately $899 thousand of monthly service revenues.

As a result of the early terminations of service, the concentration of revenue from significant customers has changed.  If revenue from the early termination charges had not been recorded during the six months ended June 30, 2011, the percentage of our revenues from AT&T Mobility would have been approximately 44%, from Sprint Nextel approximately 19%, from Clearwire approximately 6% and from T-Mobile approximately 13% in the six months ended June 30, 2011.

During 2011, our business has experienced significant volatility as these two key customers have terminated service contracts in certain markets with us as a result of various reasons, including cost cutting efforts by customers and a shift from TDM-based T-1 circuits to Ethernet-based circuits.  We are not able to predict at this time whether such customers will choose to terminate additional service contracts with us or whether other customers will choose to terminate their contracts in the future.  A significant majority of our current customer contracts provide T-1 backhaul service. These contracts generally have a five-year term, and a significant number of these contracts expire each year. As a result of increased data usage by cell phone users, we expect our customers will generally not renew this T-1 backhaul service, but will instead seek backhaul service, such as the Ethernet backhaul service that we provide, that has greater data capacity.

If we are unable to replace this lost monthly recurring revenue upon the early termination or expiration of these contracts through new sales, our business, financial condition and operating results will be harmed.  Additionally, if we were to lose Sprint Nextel or T-Mobile as a customer, or if AT&T Mobility further reduced their usage of our services, our business, financial condition and operating results would be further harmed.  In addition, if any of these customers were to encounter financial difficulties or become financially unable to pay our fees, our business could be adversely affected. If the announced merger of AT&T Mobility and T-Mobile is completed, this will result in further concentration of our customer revenues, and could also result in future cancellations of redundant services as the AT&T Mobility and T-Mobile networks are consolidated.

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about the repurchase of our common stock during the three months ended June 30, 2011:

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced program (2)	Maximum value of shares that may yet be purchased under the program (2)
April 1 to April 30, 2011	—	—	—	—
May 1 to May 31, 2011	—	—	—	—
June 1 to June 30, 2011	104,409	$1.29	—	—
Total	104,409	$1.29	—	—

(1)                                 Shares shown in this column were withheld by us to satisfy tax obligations arising upon the vesting of restricted stock. In April 2011, the Compensation Committee of our Board of Directors authorized net settlement at current market prices, at the discretion of FiberTower, upon vesting of equity awards, limited to amounts necessary to satisfy tax withholding obligations for FiberTower employees with respect to such vesting.

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

FIBERTOWER CORPORATION

	By:	/s/ KURT J. VAN WAGENEN
August 8, 2011		Kurt J. Van Wagenen
Date		President and Chief Executive Officer

	By:	/s/ THOMAS A. SCOTT
August 8, 2011		Thomas A. Scott
Date		Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Title

†31.1	Certification of Kurt J. Van Wagenen under Section 302 of the Sarbanes-Oxley Act.

†31.2	Certification of Thomas A. Scott under Section 302 of the Sarbanes-Oxley Act.

†32.1	Certification of Kurt J. Van Wagenen under Section 906 of the Sarbanes-Oxley Act.

†32.2	Certification of Thomas A. Scott under Section 906 of the Sarbanes-Oxley Act.

101.INS-	XBRL Instance Document*

101.SCH-	XBRL Taxonomy Extension Schema Document*

101.CAL-	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF-	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB-	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE-	XBRL Taxonomy Extension Presentation Linkbase Document*

†                                         Filed herewith

*                                         Pursuant to Rule 406T of Regulation S-T, these Interactive Data Files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to the liability under these sections.